Form 10-K
period 2022-12-31
PLUG POWER INC
filed 2023-03-01
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $6,828,840,612 based on the last reported sale of the common stock on The NASDAQ Capital Market on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter.

As of February 23, 2023, 593,394,430 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

General

References in this Annual Report on Form 10-K to “Plug,” the “Company,” “we,” “our”, or “us” refer to Plug Power Inc., including as the context requires, its subsidiaries.

PART I

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “potential,” “project,” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

●	the risk that we continue to incur losses and might never achieve or maintain profitability;
●	the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us;
●	the risks associated with global economic uncertainty, including inflationary pressures, rising interest rates, and supply chain disruptions;
●	the risk that we may not be able to expand our business or manage our future growth effectively;
●	the risk that delays in or not completing our product development and hydrogen plant construction goals may adversely affect our revenue and profitability;
●	the risk that we may be unable to successfully pursue, integrate, or execute upon our new business ventures.
●	the risk of dilution to our stockholders and/or stock price should we need to raise additional capital;
●	the risk that our lack of extensive experience in manufacturing and marketing of certain of our products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis;
●	the risk that unit orders may not ship, be installed and/or converted to revenue, in whole or in part;
●	the risk that a loss of one or more of our major customers, or if one of our major customers delays payment of or is unable to pay its receivables, a material adverse effect could result on our financial condition;
●	the risk that a sale or issuance of a significant number of shares of stock could depress the market price of our common stock;
●	the risk that our convertible senior notes, if settled in cash, could have a material effect on our financial results;
●	the risk that our convertible note hedges may affect the value of our convertible senior notes and our common stock;
●	the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability;
●	the risk of potential losses related to any product liability claims or contract disputes;
●	the risk of loss related to an inability to remediate the material weaknesses identified in internal control over financial reporting as of December 31, 2022, 2021, 2020, 2019, and 2018, or inability to otherwise maintain an effective system of internal control;
●	the risk of loss related to an inability to maintain an effective system of internal controls;
●	our ability to attract and maintain key personnel;
●	the risks related to the use of flammable fuels in our products;
●	the risk that pending orders may not convert to purchase orders, in whole or in part;
●	the cost and timing of developing, marketing, and selling our products;

●	the risks involved with participating in joint ventures, including our ability or inability to execute our strategic growth plan through joint ventures;
●	our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers;
●	our ability to achieve the forecasted revenue and costs on the sale of our products;
●	the cost and availability of fuel and fueling infrastructures for our products;
●	the risks, liabilities, and costs related to environmental, health, and safety matters;
●	the risk of elimination of government subsidies and economic incentives for alternative energy products;
●	market acceptance of our products and services;
●	our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution, and servicing, and the supply of key product components;
●	the cost and availability of components and parts for our products;
●	the risk that possible new tariffs could have a material adverse effect on our business;
●	our ability to develop commercially viable products;
●	our ability to reduce product and manufacturing costs;
●	our ability to successfully market, distribute and service our products and services internationally;
●	our ability to improve system reliability for our products;
●	competitive factors, such as price competition and competition from other traditional and alternative energy companies;
●	our ability to protect our intellectual property;
●	the risk of dependency on information technology on our operations and the failure of such technology;
●	the cost of complying with current and future federal, state and international governmental regulations;
●	our subjectivity to legal proceedings and legal compliance;
●	the risks associated with past and potential future acquisitions;
●	the risks associated with geopolitical instability, including the conflict between Russia and Ukraine and growing tensions between U.S. and China and neighboring regions; and
●	the volatility of our stock price.

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

Summary of Risk Factors

The risk factors detailed in Item 1A titled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

●	Our products and performance depend largely on the availability of hydrogen gas and an insufficient supply of hydrogen could negatively affect our sales and deployment of our products and services;
●	We may be unable to successfully execute and operate our green hydrogen production projects;
●	We face risks associated with our plans to market, distribute and service our products and services internationally;
●	The current economic downturn and weakness in the economy, market trends and other conditions affecting the profitability and financial stability of our customers could negatively impact our sales growth and results of operations;
●	Delays in or not completing our product development goals may adversely affect our revenue and profitability;

●	Our products and services face intense competition;
●	We may not be able to expand our business or manage our future growth effectively;
●	Our ability to source parts and raw materials from our suppliers could be disrupted or delayed in our supply chain which could adversely affect our results of operations;
●	Rising inflation rates, volatility in commodity prices, and product shortages may adversely affect our gross margins and financial results;
●	We will continue to be dependent on certain third-party key suppliers for components in our products and failure of a supplier to develop and supply components in a timely manner or at all, or our inability to substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to manufacture our products or increase our cost of production;
●	We depend on a concentration of anchor customers for the majority of our revenues and the loss of any of these customers would adversely affect our business, financial condition, results of operations and cash flows;
●	Our products use flammable fuels that are inherently dangerous substances and an actual or perceived problem with our products could adversely affect the market’s perception of our products;
●	The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, or the failure to renew such subsidies and incentives, could reduce demand for our products, lead to a reduction in our revenues and adversely impact our operating results and liquidity;
●	Our inability to maintain a leadership position to drive hydrogen and green technology subsidies and foster beneficial regulatory interpretation will limit our growth in the market;
●	Trade policies, treaties, and tariffs could have a material adverse effect on our business;
●	Failure to improve overall service performance and scale sourcing effectively can limit growth and adversely impact our customer experience;
●	Our investments in joint ventures may involve numerous risks that may affect the ability of such joint ventures to make distributions to us;
●	If we cannot obtain financing to support the sale of our products and service to customers or our power purchase agreements with customers, such failure may adversely affect our liquidity and financial position;
●	We may require additional capital funding and such capital may not be available to us;
●	We have incurred losses and anticipate continuing to incur losses;
●	Our indebtedness could adversely affect our liquidity, financial condition, and our ability to fulfill our obligations and operate our business;
●	The accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results;
●	The convertible note hedges may affect the value of our common stock;
●	We are subject to counterparty risk with respect to the convertible note hedge transactions;
●	Certain component quality issues have resulted in adjustments to our warranty accruals and the accrual for loss contracts;
●	Our purchase orders may not ship, be commissioned or installed, or convert to revenue, which could have an adverse impact on our revenue and cash flow;
●	We are dependent on information technology in our operations and the failure of such technology may adversely affect our business, and potential security breaches of our information technology systems, including cyber-attacks, could lead to liability or could damage our reputation and financial results;
●	The implementation of a new enterprise resource planning system could cause disruption to our operations;
●	Our future plans could be harmed if we are unable to attract or retain key personnel;
●	We may not be able to protect important intellectual property and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others;
●	We are subject to legal proceedings and legal compliance risks that could harm our business;
●	Our financial results may be adversely affected by changes in accounting principles generally accepted in the United States;
●	If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of investors, resulting in a decline in our stock price;
●	We identified material weaknesses in our internal control over financial reporting. If we do not effectively remediate these material weaknesses or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud;

●	We are subject to various federal, state, and local environmental and human health and safety laws and regulations that could impose significant costs and liabilities on us;
●	Our business may become subject to increased government regulation;
●	Changes in tax laws or regulations or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition;
●	The changes in the carryforward/carryback periods as well as the new limitations on use of net operating losses may significantly impact our valuation allowance assessments for net operating losses;
●	We may be unable to establish or maintain relationships with third parties for certain aspects of continued product developments, manufacturing, distribution, sale, servicing, and the supply of key components for our products;
●	We may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets, or properties, and any inability to do so may disrupt our business and hinder our ability to grow, divert the attention of key personnel, disrupt our business, and impair our financial results;
●	We may be unable to successfully pursue, integrate, or execute upon new business ventures;
●	Our stock price and stock trading volume have been and could remain volatile, and the value of your investment could decline;
●	Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us;
●	If securities analysts do not publish research or reports or if they publish unfavorable or inaccurate research about our business and our stock, the price of our stock and the trading volume could decline;
●	Provisions in our charter documents and Delaware law may discourage or delay an acquisition of the Company by a third party that stockholders may consider favorable;
●	We do not anticipate paying any dividends on our common stock;
●	The choice of forum provisions in our amended and restated bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any current or former director, officer, other employee, agent, or stockholder; and
●	Climate change and climate change policies might affect our business, our industry, and the global economy.

Item 1.  Business

Background

Plug is the company behind the end-to-end green hydrogen ecosystem that offers products and solutions ranging from fuel cells to electrolyzers to the production, storage and handling, transportation and dispensing of liquid green hydrogen.  Plug is on a mission to make hydrogen adoption easy for its customers and is helping customers meet their business goals and decarbonize the economy. In creating the first commercially viable market for hydrogen fuel cells, the Company has deployed more than 60,000 fuel cell systems for forklifts and more than 180 fueling stations. Plug intends to deliver its green hydrogen solutions directly to its customers, and through joint venture partners into multiple environments, including material handling, e-mobility, power generation, and industrial applications.

Plug is focused on delivering a number of green hydrogen solutions to customers. Its vertically integrated end-to-end solutions, which are designed to fit individual customer needs, include hydrogen production equipment or the delivery of green hydrogen fuel, whichever is preferred including:

●	Proton exchange membrane (“PEM”) electrolyzers: Plug electrolyzers use clean electricity to split water into hydrogen and oxygen. Using electrolyzers, customers can generate hydrogen for a variety of applications. In support of the market growth and its own ambitions, Plug has built a state-of-the-art gigafactory to produce electrolyzer stacks in Rochester, New York.
●	Hydrogen Liquefiers: Through the acquisition of Joule Processing LLC (“Joule”) in 2022, Plug gained core competency in liquefaction systems known for their operational efficiency, flexibility and reliability. Plug’s hydrogen liquefaction system has one of the most energy-efficient designs on the market utilizing hydrogen as the refrigerant in the main liquefaction cycle.
●	Liquid hydrogen tankers: The Plug hydrogen tanker is one of the largest and lightest trailer ever manufactured, with unprecedented over-the-road payloads.

Plug also continues to offer fuel cells, electrochemical devices that combine hydrogen and oxygen to produce electricity and heat without combustion. Opened in 2023, Plug has built a 407,000-square-foot facility in Slingerlands, New York, which includes a 350,000-square-foot world-class fuel cell manufacturing facility to support the growing demand for fuel cells.

Plug delivers end-to-end hydrogen solutions for supply chain and logistics applications, on-road electric vehicles, the stationary power market, and more. Plug has announced that it is currently building green hydrogen generation plants throughout the United States, including in New York, Louisiana, Georgia, California and Texas. The Company expects to begin producing liquid green hydrogen in 2023.

To complete our end-to-end hydrogen ecosystem, Plug is offering high-efficiency liquefaction technology and cryogenic tanker and storage solutions to effectively deliver liquid green hydrogen to customers.

We were organized as a corporation in the State of Delaware on June 27, 1997.

Unless the context indicates otherwise, the terms “Company,” “Plug,” “we,” “our,” or “us” as used herein refer to Plug Power Inc. and its subsidiaries.

Business Strategy

Plug understands that green hydrogen is integral to addressing climate change in both the short and long term. Indeed, decarbonization is our very mission. To reach this goal, Plug’s business strategy is focused on the following:

●	Expanding hydrogen production, with a focus on both output capabilities and geography. Plug has announced several new hydrogen plants planned for New York, Georgia, Texas California, Louisiana and Port of Antwerp-Bruges. We broke ground on the plants in New York and Georgia. Plug plans to begin producing green hydrogen in 2023.

●	Scaling production through electrolyzer and fuel cell gigafactories. In 2021, Plug opened a 155,000-square-foot gigafactory in Rochester, New York. In 2022, Plug expanded manufacturing capacity at our Rochester location and broke ground on, and subsequently, opened within the year our 407,000-square-foot facility in Slingerlands, New York, which includes a 350,000-square-foot world-class fuel cell manufacturing facility to support the growing demand for fuel cells.

●	Scaling Plug’s electrolyzer program to provide comprehensive and economical solutions focused on our 5-megawatt (“MW”) and 10MW offerings, and using these building blocks to reach into the gigawatt-scale electrolyzer market.

●	Expanding into the on-road vehicles market, including delivery vans/light commercial vehicles with our joint venture with Renault (HyVia), while continuing to explore the aviation market (commuter and cargo planes and drones) and the expansion of available applications in the on-road vehicle market (such as yard tractors, cargo vans, buses, and Class 6, 7 or 8 trucks).

●	Expanding into large-scale stationary power market, including backup and continuous power applications, including data centers, microgrids, distribution centers and electric vehicle (“EV”) charging.

●	Expanding into new regions that require decarbonization, including in Europe and Asia. Plug entered into joint ventures with Renault SAS (“Renault”) in France, Acciona Generación Renovable, S.A. (“Acciona”) in Spain, and SK E&S Co., Ltd. (“SK E&S”) in South Korea.

●	Partnering with or acquiring companies with solutions that play an integral role in building Plug’s green hydrogen ecosystem. In 2022, Plug acquired Joule, an engineered modular equipment process design and procurement company, and acquired two subsidiaries of Cryogenic Industrial Solutions, LLC, Alloy Custom Products, LLC and WesMor Cryogenics, LLC, to bolster the cryogenic tanker and storage tank business resulting from the 2021 acquisition of Applied Cryo Technologies. Plug also created a joint venture with Niloco Hydrogen Holdings LLC, a wholly-owned subsidiary of Olin Corporation (“Olin”), named “Hidrogenii” to support reliability of supply and speed to market for hydrogen throughout North America.

●	Plug’s operating strategy objectives include decreasing product and service costs, while expanding system reliability.

We believe continued investment in research and development is critical to the development and enhancement of innovative products, technologies, and services.

Business Organization

In 2022, the Company continued to evolve its organizational design to meet the growing needs of the business and product offerings and align with the strategy discussed above.  Our organization is managed from a sales perspective based on “go-to-market” sales channels, emphasizing shared learning across end-user applications and common supplier/vendor relationships. These sales channels are structured to serve a range of customers for our products and services. As a result of this structure, we concluded that we have one operating and reportable segment — the design, development and sale of green hydrogen products and solutions that help customers meet their business goals while decarbonizing their operations. Our chief executive officer was identified as the chief operating decision maker (CODM). All significant operating decisions made by management are largely based upon the analysis of Plug on a total company basis, including assessments related to our incentive compensation plans.  The current organizational structure is designed to help Plug achieve its goals and establish Plug as a world leader in green hydrogen solutions.

Products and Services

Plug is facilitating the paradigm shift to an increasingly electrified world by innovating cutting-edge hydrogen and fuel cell solutions.

While we continue to develop commercially viable hydrogen and fuel cell product solutions, we have expanded our offerings to support a variety of commercial operations that can be powered with green hydrogen. We provide electrolyzers that allow customers — such as refineries, producers of chemicals, steel, fertilizer and commercial refueling stations — to generate hydrogen on-site. We are focusing our efforts on (a) industrial mobility applications, including  electric forklifts and electric industrial vehicles, at multi-shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility, and environmental benefits; (b) stationary power systems that will support critical operations, such as data centers, microgrids, and generation facilities, in either a backup power or continuous power role and replace batteries, diesel generators or the grid for telecommunication logistics, transportation, and utility customers; and (c) production of hydrogen. Plug expects to support these products and customers with an ecosystem of vertically integrated products that produce, transport, store and handle, dispense, and use hydrogen for mobility and power applications.

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

ProGen: ProGen is our fuel cell stack and engine technology currently used globally in mobility and stationary fuel cell systems, and as engines in electric delivery vans.  This includes Plug’s membrane electrode assembly (“MEA”), a critical component of the fuel cell stack used in zero-emission fuel cell electric vehicle engines.

Electrolyzers: The design and implementation of 5 and 10MW electrolyzer systems that are modular, scalable hydrogen generators optimized for clean hydrogen production. Electrolyzers generate hydrogen from water using electricity and a special membrane and “green” hydrogen is generated by using renewable energy inputs, such as solar or wind power.

Liquefaction Systems: Plug’s 15 ton-per-day and 30 ton-per-day liquefiers are engineered for high efficiency, reliability, and operational flexibility — providing consistent liquid hydrogen to customers. This design increases plant reliability and availability while minimizing parasitic losses like heat leak and seal gas losses.

Cryogenic Equipment: Engineered equipment including trailers and mobile storage equipment for the distribution of liquified hydrogen, oxygen, argon, nitrogen and other cryogenic gases.

We provide our products and solutions worldwide through our direct sales force, and by leveraging relationships with original equipment manufacturers (“OEMs”) and their dealer networks. Plug is currently targeting Asia, Australia, Europe, Middle East and North America for expansion in adoption. The European Union (the “EU”) has rolled out ambitious targets for the hydrogen economy as part of the EU strategy for energy integration and Plug is seeking to execute on our strategy to become one of the European leaders in the hydrogen economy. This includes a targeted account strategy for material handling, securing strategic partnerships with European OEMs, energy companies, utility leaders and accelerating its electrolyzer business. Our global strategy includes leveraging a network of integrators or contract manufacturers.

Part of our long-term plan includes Plug penetrating the European and Asian hydrogen market, on-road vehicle market, and large-scale stationary market. Plug’s formation of joint ventures with HyVia and AccionaPlug S.L. in Europe and SK Plug Hyverse Co., Ltd. (“SK Plug Hyverse”), in Asia not only support this goal but are expected to provide us with a more global footprint. Plug has been successful with acquisitions, strategic partnerships and joint ventures, and we plan to continue this mix.

We manufacture our commercially viable products in Latham, New York, Rochester, New York, Slingerlands, New York, Houston, Texas, Lafayette, Indiana, and Spokane, Washington, and support liquid hydrogen production and logistics in Charleston, Tennessee and Kingsland, Georgia.

Markets/Geography & Customer Concentration

The Company’s products and services predominantly serve the North American and European material handling markets, and primarily support large to mid-sized fleet, multi shift operations in high volume manufacturing and high throughput distribution centers. The Company has historically experienced fluctuations in its quarterly operating results, with more revenue typically recognized in the second half of the fiscal year as compared to the first half.

Orders for the Company’s products and services approximated $1.2 billion at December 31, 2022. The Company’s orders at any given time are comprised of fuel cells, hydrogen installations, maintenance services, electrolyzers, liquefiers, hydrogen trailers, and hydrogen fuel deliveries. The specific elements of the orders will vary in terms of timing of delivery and can vary between 90 days to 10 years, with fuel cells and hydrogen installations being delivered near term and maintenance services and hydrogen fuel deliveries being delivered over a longer period of time. Historically, shipments made against product orders have generally occurred between ninety days and twenty-four months from the date of acceptance of the order.

For the year ended December 31, 2022, Amazon.com Inc. (“Amazon”), accounted for 13.0% of our total consolidated revenues, which included a provision for warrant charge of $5.6 million. Additionally, 37.0% of our total consolidated revenues were associated primarily with two other customers.

We assemble our products at our manufacturing facilities in Latham, New York, Rochester, New York, Slingerlands, New York, Houston, Texas, Lafayette, Georgia, and Spokane, Washington, and provide our services and installations at customer locations and service centers in Romeoville, Illinois and Dayton, Ohio. In addition, we have a hydrogen production plant in Charleston, Tennessee, and Kingsland, Georgia. In 2022, we opened a warehouse and logistics center in Duisberg, Germany.

Working Capital Items

We currently maintain inventory levels adequate for our short-term needs based upon present levels of production and for the purposes of global supply chain risk management.  We consider the component parts of our different products to be generally available and current suppliers to be reliable and capable of satisfying anticipated needs. However, we have seen shortages of materials needed to produce fuel cell and hydrogen generation equipment components due to constraints in the production of global semiconductors, MEA components, and due to general supplier performance related to the COVID-19 pandemic, labor shortages, increasing energy prices, supply chain constraints and logistical challenges. These material shortages have also negatively impacted the pricing of materials and components sourced or used by the Company.

Distribution, Marketing and Strategic Relationships

We have developed strategic relationships with established companies in key areas including distribution, service, marketing, supply, technology development and product development. We sell our products worldwide, with a primary focus on North America, Europe, and Asia, through our direct product sales force, OEMs, and their dealer networks. We operate in Europe under the name Plug Power Europe to develop and sell hydrogen fuel cell systems for the European material handling market.

Our wholly-owned subsidiary, Plug Power LA JV, LLC, created a joint venture with Niloco Hydrogen Holdings LLC, named “Hidrogenii” in the third quarter of 2022. We believe Hidrogenii will support reliability of supply and speed to market for hydrogen throughout North America, and set the foundation for broader collaboration between Plug and Olin. Hidrogenii plans to begin with the construction of a 15-ton-per-day hydrogen plant in St. Gabriel, Louisiana. Hidrogenii is owned 50% by Plug Power LA JV, LLC and 50% by Niloco Hydrogen Holdings LLC.

Our wholly-owned subsidiary, Plug Power France, entered into a joint venture with Renault named HyVia in the second quarter of 2021.  HyVia plans to manufacture and sell fuel cell powered electric light commercial vehicles (“FCELCVs”) and to supply hydrogen fuel and fueling stations to support the FCE-LCV market, in each case primarily in Europe. HyVia is owned 50% by Plug Power France and 50% by Renault.

Our wholly-owned subsidiary, Plug Power Espana S.L. (“Plug Power Spain”), entered into a joint venture with Acciona, named AccionaPlug S.L., in the fourth quarter of 2021. AccionaPlug S.L. is owned 50% by Plug Power Spain and 50% by Acciona. The joint venture intends to develop green hydrogen projects in Spain and Portugal.

Plug Power Inc. entered into a joint venture with SK E&S named SK Plug Hyverse, which was funded in the first quarter of 2022. The joint venture with SK E&S seeks to accelerate the use of hydrogen as an alternative energy source in Asian markets. Through this initiative, the two companies will collaborate to provide hydrogen fuel cell systems, hydrogen fueling stations, electrolyzers and green hydrogen to the Korean and other Asian markets. This joint venture is owned 49% by Plug Power Inc. and 51% by SK E&S.

In addition, Plug’s acquisitions over the last several years are enhancing Plug’s position in the hydrogen industry, complementing the Company’s industry-leading position in the design, construction, and operation of customer-facing hydrogen fueling stations. These acquisitions are expected to further establish a pathway for Plug to transition from low-carbon to zero-carbon hydrogen solutions.

Competition

We experience competition in all areas of our business. The markets we address for motive and backup power are characterized by the presence of well-established battery and combustion generator products. We also face competition from integrated gas companies, and companies offering Steam Methane Reformers and electrolyzers. We believe the principal competitive factors in the markets in which we operate include product features, including size and weight, relative price and performance, lifetime operating cost, including any maintenance and support, product quality and reliability, safety, ease of use, foot print, rapid integration with existing equipment and processes, customer support design innovation, marketing and distribution capability, and service and support and corporate reputation.

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

We have a total of 65 issued patents currently active with the United States Patent and Trademark Office (“USPTO”), expiring between 2023 and 2040. At the close of 2022, we had 23 U.S. patent applications pending. Additionally, we have 22 trademarks registered with the USPTO expiring between 2023 and 2032, and three trademark applications pending.

Government Regulation

Our fuel cell, electrolyzer, and hydrogen products, their installations, and the operations at our facilities are subject to oversight and regulation at the international level, as well as federal, state, and local levels in accordance with statutes and ordinances relating to, among others, building codes, fire codes, public safety, electrical and gas pipeline connections and hydrogen siting. The level of regulation may depend, in part, upon where a system is located — both domestically and abroad.

In addition, product safety standards have been established by the American National Standards Institute (“ANSI”), covering the overall fuel cell system. The class 1, 2, and 3 GenDrive products are designed with the intent of meeting the requirements of UL 2267 “Fuel Cell Power Systems for Installation in Industrial Electric Trucks” and NFPA 505 “Fire Safety Standard for Powered Industrial Trucks.” The hydrogen tanks used in these systems have been either certified to ANSI/CSA NGV2-2007 “Compressed Natural Gas Vehicle Fuel Containers” or ISO/TS 15869 “Gaseous hydrogen and hydrogen blends—Land vehicle fuel tanks.” We will continue to design our GenDrive products to meet ANSI and/or other applicable standards. We certified several models of Class 1, 2, and 3 GenDrive products to the requirements of the CE mark with guidance from a European certified body. The hydrogen tanks used in these systems are certified to the Pressure Equipment Directive by a European certified body. The GenFuel hydrogen storage and dispensing products are designed with the intent of meeting the requirements of NFPA 2 “Hydrogen Technologies Code.” We are also subject to standards as applied to the design of our electrolyzer products, both domestically and abroad.  Such standards include, but are not limited to, “Hydrogen Generators Using Water Electrolysis” (ISO 22734), “Hydrogen Technologies Code” (NFPA 2), “Explosive Atmospheres” requirements (UL 60079), CE product standards within the European Commission, and AS/NZS standards for our products within each jurisdiction, as applicable.  As our Company increasingly expands to new markets and jurisdiction, we also become currently subject to new and different regulations in such jurisdictions.

We are subject to various federal, state, local, and non-U.S. environmental and human health and safety laws and regulations, including laws and regulations relating to the use, handling, storage, transportation, disposal and human exposure to hazardous substances and wastes, product safety, and emissions of pollution into the environment, and the remediation of contamination. Our facilities in the United States are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), which regulates the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities and local residents. We are also subject to occupational safety regulations in other countries. In addition, certain environmental laws and regulations impose liability and responsibility on present and former operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Compliance with environmental laws and regulations can significantly increase the costs of our operations. Violations of environmental laws and regulations can subject us to additional costs and expenses, including defense costs and expenses and civil and criminal penalties. Environmental laws and regulations are becoming increasingly stringent, and compliance costs are significant and will continue to be significant in the foreseeable future. There can be no assurance that existing or future environmental and human health and safety laws and regulations will not have a material effect on our business.

As our business expands — particularly as part of our green hydrogen production strategy — we will continue to evaluate the potential impact such provisions will have on our business, as applied to each relevant jurisdiction in which we conduct business.  We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material adverse effect in the foreseeable future on our business or markets that we serve, or on our results of operations, capital expenditures or financial position. However, there is no guarantee that any such legislation, regulation, or international treaties or accords will be favorable to our business. We will continue to monitor emerging developments in this area.

Other than these requirements, at this time we do not know what additional requirements, if any, each jurisdiction will impose on our products or their installation. We also do not know the extent to which any new regulations may impact our ability to distribute, install, and service our products. As we continue distributing our systems to our target markets, the federal, state, local, or foreign government entities may seek to impose regulations or competitors may seek to influence regulations through lobbying efforts.

See Item 1A, “Risk Factors” for a description of these governmental regulations and other material risks to us, including, to the extent material, to our competitive position.

Raw Materials and Suppliers

Most components essential to our business are generally available from multiple sources.  We believe there are component suppliers and manufacturing vendors whose loss to us could have a material adverse effect upon our business and financial condition. We are mitigating these potential risks by introducing alternate system architectures which we expect will allow us to diversify our supply chain with multiple fuel cell, electrolyzer stack and air supply component vendors. We are also working closely with these vendors and other key suppliers on coordinated product introduction plans, strategic inventories, and internal and external manufacturing schedules and levels. Recent cost pressures from global energy prices and inflation have negatively impacted access to our key raw materials. In cases where we have single sourced suppliers (typically due to new technology and products), we engineer or develop new supply sources while covering short- and medium-term risks with supply contracts, inventory, and development partnerships.

Additionally, in January 2023, the Company entered into a strategic partnership with Johnson Matthey Hydrogen Technologies Limited, a subsidiary of Johnson Matthey PLC and a global leader in sustainable technologies (“JM”), pursuant to which JM will supply the Company catalyst coated membrane (CCM) for use in the production of fuel cells as well as catalysts and membranes for use in the production of electrolyzers. In addition, the Company and JM intend to develop their existing and new technology and commercial products and co-invest in a manufacturing facility in the United States.

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

We may also expand the range of our product offerings and intellectual property through licensing and/or acquisition of third-party business and technology. Our research and development expense totaled $99.6 million, $64.8 million, and $27.8 million during the years ended December 31, 2022, 2021, and 2020, respectively.

Human Capital Resources

As of December 31, 2022, we had 3,353 employees, of which 156 are temporary employees, with 2,941 located in the United States and 412 located outside of the United States. In order to facilitate talent attraction and retention, we strive to make Plug a safe, rewarding, and challenging workplace with competitive salaries.

Our employees are critical to the Company’s growth, expansion, and success, and we consider our relationship with our employees to be positive. The Company is dedicated to fostering a culture of diversity and committed to hiring talented individuals from all backgrounds and perspectives to which the Company’s ultimate success is linked.

Diversity, Equity & Inclusion

We take tremendous pride in being an Equal Opportunity/Affirmative Action Employer and actively seek to increase the racial, gender, and ethnic diversity of our Company.

At Plug, we are powered by the collective differences of our employees, customers, and stakeholders, and we value different perspectives to solve complex problems and bring innovative solutions. We promise to listen and hear inspiration from around the globe, to champion inclusivity, and respect for each other, and to celebrate our differences as we build an environment in which we are all proud to be a part.

●	Diversity: We embrace the unique characteristics and social identities of our employees. Collectively, these individual differences enhance our culture and company achievements. We believe that our strength comes from our intellectual and social diversity and that diversity powers innovation and inspires our team.

●	Equity: All employees have equal opportunity to advance. People are the power of Plug, and we are committed to the investment in our employees. We pledge to provide everyone at Plug with equal opportunity to grow and develop, leveraging the unique skills and differences of their individual background, characteristics, and aspirations.

●	Inclusion: We are on a journey to cultivate inclusivity as an organization. At Plug, we are transparent and collaborative, welcoming ideas, thoughts, and questions from everyone. We respect different strengths and viewpoints, understanding that we are stronger together. Perspectives from the collective whole make us better, as we know that we are all part of something bigger than ourselves.

The Company also strives to promote diversity on its Board of Directors (the “Board” or “Board of Directors”) and in leadership roles throughout the Company. Currently, three of the Company’s 10 directors are female, and two of the Company’s 10 directors identify as an under-represented minority. The Company’s commitment to diversity throughout the organization is further enhanced by policies related to various aspects of employment, including but not limited to, recruiting, selecting, hiring employment placement, job assignment, compensation, access to benefits, selection for training, use of facilities, and participation in Company-sponsored employee activities.

To progress further on our Diversity, Equity and Inclusion (“DEI”) initiatives such as recruitment, talent development, and equitable compensation packages, we have established a Diversity, Equity and Inclusion Policy. Our DEI Policy recognizes that our individual differences – backgrounds, experiences, identities, and perspectives – drive the creativity and innovation fueling Plug Power’s growth. Plug supports various diversity, equity, and inclusion efforts throughout its operations, and these efforts include a focus on:

●	Recruiting and retaining talent from diverse backgrounds;
●	Creating awareness of diversity issues and benefits including training on conduct that can be perceived as discriminatory and/or harassing and how to report such behaviors;
●	Supporting our employees’ learning and development, so that they can reach their full potential;
●	Fostering a more supportive environment where inclusivity is expected and prioritized; and
●	Embedding accountability for diversity throughout the organization.

Additionally, we work specifically with veteran recruitment firms and are proud of our efforts to hire those who have served and continue to serve in the armed forces. As of December 31, 2022, we had a 290 person veteran workforce.

Engagement

We believe that listening to our employees is key to providing a work environment that is inclusive and results in a motivated and engaged workforce.  We regularly conduct anonymous employee surveys to understand where we have opportunities to improve and solicit ideas from employees. Several initiatives have been launched, such as focus groups with Human Resources and leadership and hiring an employee engagement and inclusion manager to focus on these efforts.

We conduct regular employee engagement surveys to measure progress and satisfaction with a range of initiatives.  In our most recent survey in August 2022, employees indicated they would recommend Plug as a great place to work and they are happy working at Plug. The insights from the most recent survey allowed us to review employee feedback at each function and Business Unit level to drive impactful action, including developing specific training programs to improve and enhance technical processes and increasing team collaboration and effectively using meeting time to foster focus and clarity. Plug’s top strengths were prospects, purpose, and authenticity. Employees indicated they were excited about Plug’s future; they believe they are doing meaningful work at Plug and feel comfortable being themselves at work.

We also believe that transparency and communication are key elements of the Company’s culture.  Since the onset of the COVID-19 pandemic, a weekly all employee meeting led by our Chief Executive Officer and Executive Vice President of Human Resources provide information on safety measures as relates to the Company’s practice on COVID-19.  The meeting also includes a timely business topic delivered by a subject matter expert within the Company. This provides timely information and opportunities for upcoming leaders to develop their presentation skills, and aims to align the workforce with the Company’s vision, strategy, and objectives.  An open question and answer session is hosted as part of the weekly employee meeting by the Chief Executive Officer, in which employees are encouraged to submit questions and can do so anonymously if they prefer.

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

Additionally, in 2022, we launched a global volunteer time off policy to support activities that serve the communities in which we live and work in ways that are meaningful, impactful, and help those in need. Plug recognizes that participating in philanthropic activities enriches the lives of its employees and its communities.

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

Plug values the unique skills and competencies of our diverse workforce. A key component to planning for individual career growth aligned with organizational growth is learning and development.  We offer the entire workforce a subscription to on-line learning that includes thousands of professionally created on-demand webinars and podcasts.  Additionally, we have offered remote led leadership training throughout the COVID-19 pandemic with plans to continue in this new remote and hybrid environment.  We also offer a tuition reimbursement program, where employees are provided support for continuing their education.  On the job training, combined with face-to-face and remote skill training are utilized in many functions, as well as virtual reality skill training to ensure that skills are refreshed regularly.  We use a comprehensive training matrix in certain areas and web-based learning to make sure we meet both regulatory requirements and our own standards. Besides job-specific safety training, we offer personal-development training on many topics, including sustainability and wellness.

Additional development opportunities include opportunities to participate in employee led groups that develop leadership and project management capabilities while contributing to our purpose and mission. On-line participation in internally developed business-related courses called Plugology is encouraged for all employees and helps newly hired employees assimilate to the business.

Compensation and Benefits

As part of our commitment to our people, Plug offers employees competitive benefits, including health, vision, and dental plans, flexible spending accounts, comprehensive life insurance (including company provided life insurance), and disability coverage. Additionally, employees are offered a vacation and holiday package, an employee referral bonus program, educational assistance, and volunteer time. We also offer a comprehensive wellness program that is designed to promote long-term healthy, active lifestyles and our Fitness Reimbursement Program provides up to $1,200 per year to accommodate employees’ wellness activities. In 2022, we also launched a paid parental leave policy to aid in bonding time for new parents. At Plug, 92.9% of our employees participate in our comprehensive 401(k) package that includes a 401(k)-retirement savings plan, which offers up to a 5% match in Plug stock. To encourage savings, we auto-enroll all employees in the plan after 60 days of employment. Our portfolio reflects our values with increased priority given to socially responsible investing — the plan’s diversified investment options include two socially responsible funds.

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

COVID-19 Health Measures

While we no longer enforce our prior COVID-19 policies with respect to weekly COVID-19 testing, face coverings, or daily COVID-19 questionnaires, we continue to monitor the COVID-19 pandemic and emerging variants and remain prepared to adjust our policies and safety protocols in line with guidance from state and federal agencies. Employees are still expected to remain home if they are not feeling well and should contact our COVID team for future guidance. Furthermore, we have resumed all commercial air travel and all other non-critical travel, while also allowing employees to resume their personal travel. We have enabled third-party access to our facilities and are continuing our normal janitorial and sanitary procedures. We are no longer requiring staggered shifts in our manufacturing facilities and are offering hybrid work schedules to those whose job function enabled them to do so.

The COVID-19 pandemic has caused significant transportation challenges for global suppliers and we expect that these challenges will continue to have an impact on our businesses for the foreseeable future. We continue to take proactive steps to limit the impact of these challenges and are working closely with our suppliers and transportation vendors to ensure availability of products and implement other cost savings initiatives. In addition, we continue to invest in our supply chain to improve its resilience with a focus on automation, dual sourcing of critical components and localized manufacturing when feasible. To date, there has been limited disruption to the availability of our products related to COVID-19, though it is possible that more significant disruptions could occur if these supply chain challenges continue.

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

We may announce material business and financial information to the public about us, our products and services, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website (www.ir.plugpower.com) and our Twitter account at @PlugPowerInc in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others interested in Plug to follow the foregoing channels and review the information that we make available on such channels, in addition to following our filings with the SEC.

Item 1A.  Risk Factors

The following risk factors should be considered carefully in addition to the other information in this Annual Report on Form 10-K. The occurrence of any of the following material risks could harm our business and future results of operations and could result in the trading price of our common stock declining and a partial or complete loss of your investment. These risks are not the only ones that we face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations and trading price of our common stock. The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. Refer to the section entitled “Forward-Looking Statements.”

A. MARKET RISKS

We may be unable to successfully execute and operate our green hydrogen production projects and such projects may cost more and take longer to complete than we expect.

As part of our vertical integration strategy, the Company is developing and constructing green hydrogen production facilities at locations across the United States and Europe. Our ability to successfully complete and operate these projects is not guaranteed.  These projects will impact our ability to meet and supplement the hydrogen demands for our products and services, for both existing and prospective customers. Our hydrogen production projects are dependent, in part, upon the Company’s ability to meet our internal demand for electrolyzers required for such projects. Electrolyzer demand by external customers may concurrently affect the Company’s ability to meet the internal electrolyzer demand from our hydrogen production projects. The timing and cost to complete the construction of our hydrogen production projects are subject to a number of factors outside of our control and such projects may take longer and cost more to complete and become operational than we expect.

The viability and competitiveness of our green hydrogen production facilities will depend, in part, upon favorable laws, regulations, and policies related to hydrogen production. Some of these laws, regulations, and policies are nascent, and there is no guarantee that they will be favorable to our projects. Additionally, our facilities will be subject to numerous and new permitting, regulations, laws, and policies, many of which might vary by jurisdiction. Hydrogen production facilities are also subject to robust competition from well-established multinational companies in the energy industry. There is no guarantee that our hydrogen production strategy will be successful, amidst this competitive environment.

Our products and performance depend largely on the availability of hydrogen gas and an insufficient supply of hydrogen could negatively affect our sales and deployment of our products and services.

Our products and services depend largely on the availability of hydrogen gas. Although we are in the process of building multiple hydrogen production plants, our business could be materially and adversely affected by an inadequate availability of hydrogen or failure to secure hydrogen supply at competitive prices.  There is no assurance that our hydrogen production will scale at the rate we anticipate or that we will complete hydrogen production plants on schedule. Additionally, we are dependent upon hydrogen suppliers to provide us with hydrogen gas for the commercialization of our products and services. If these fuels are not readily available or if their prices are such that energy produced by our products costs more than energy provided by other sources, then our products could be less attractive to potential users and our products’ value proposition could be negatively affected. If hydrogen suppliers elect not to participate in the material handling market, there may be an insufficient supply of hydrogen for this market that could negatively affect our sales and deployment of our products and services.

We face risks associated with our plans to market, distribute, and service our products and services internationally.

We market, distribute, sell and service our product offerings internationally and expect to continue investing in our international operations. We have limited experience operating internationally, including developing and manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on our ability and that of our partners to secure relationships with foreign sub-distributors, and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries, and could be adversely affected due to, among other things, fluctuations in currency exchange rates, political and economic instability, acts or threats of terrorism, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, fund transfer restrictions, capital controls, exchange rate controls, taxes, unfavorable political and diplomatic developments, changes in legislation or regulations and other additional developments or restrictive  actions over which we will have no control.

Doing business in foreign markets requires us to be able to respond to rapid changes in market, legal, and political conditions in these countries. As we expand in international markets, including but not limited to joint ventures involving potential business activities in, Europe, South Korea, India, Vietnam, and elsewhere, we may face numerous challenges.  Such challenges might include unexpected changes in regulatory requirements; potential conflicts or disputes that countries may have to deal with, among other things, data privacy requirements; labor laws and anti-competition regulations; export or import restrictions; laws and business practices favoring local companies; fluctuations in currency exchange rates; longer payment cycles and difficulties in collecting accounts receivables; difficulties in managing international operations; potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers; restrictions on repatriation of earnings; and the burdens of complying with a wide variety of international laws. We face risks associated with our plans to market, distribute, and service our products and services internationally and any of these factors could adversely affect our results of operations and financial condition. The success of our international expansion will depend, in part, on our ability to succeed in navigating the different legal, regulatory, economic, social, and political environments.

The current inflationary trends, economic downturn and weakness in the economy, market trends, and other conditions affecting the profitability and financial stability of our customers could negatively impact our sales growth and results of operations.

The demand for our products and services is sensitive to the production activity, capital spending and demand for products and services of our customers worldwide. In recent months, we have observed increased economic uncertainty in the United States and abroad, including inflation and higher interest rates. Impacts of such economic weakness include falling overall demand for goods and services, leading to reduced profitability, reduced credit availability, higher borrowing costs, reduced liquidity, volatility in credit, equity and foreign exchange markets, and bankruptcies. These developments have led to supply chain disruption and transportation delays which have caused incremental freight charges, which have negatively impacted our business and our results of operations. In addition, as our customers react to global economic conditions and the potential for a global recession, we have seen them reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending on our solutions, delays in purchasing decisions, lack of renewals, inability to attract new customers, uncertainty about business continuity as well as pressure for extended billing terms or pricing discounts, could limit our ability to grow our business and negatively affect our operating results and financial condition.

Additionally, many of our customers operate in markets that may be impacted by market uncertainty, trade and tariff policies, costs of goods sold, currency exchange rates, central bank interest rate changes, foreign competition, offshoring of production, oil and natural gas prices, geopolitical developments, labor shortages, inflation, and a variety of other factors beyond our control. Any of these factors could cause customers to idle or close facilities, delay purchases, reduce production levels, or experience reductions in the demand for their own products or services, and other conditions affecting the profitability and financial stability of our customers could negatively impact our sales growth and results of operations.

Our products and services face intense competition.

The markets for energy products, including PEM fuel cells, electrolyzers, and hydrogen production are intensely competitive. Our recent expansion into electrolyzer manufacturing and hydrogen production similarly faces robust competition — both from incumbent companies and new emerging business interests in the United States and abroad. Some of our competitors are much larger than we are and may have the manufacturing, marketing and sales capabilities to complete research, development, and commercialization of products more quickly and effectively than we can. There are many companies engaged in all areas of traditional and alternative energy generation in the United States and abroad, including, among others, major electric, oil, chemical, natural gas, battery, generator and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. These firms are engaged in forms of power generation such as advanced battery technologies, generator sets, fast charged technologies and other types of fuel cell technologies. Well established companies might similarly seek to expand into new types of energy products, including PEM fuel cells, electrolyzers, or hydrogen production.  Additionally, some competitors may rely on other different competing technologies for fuel cells, electrolyzers, or hydrogen production.  We believe our technologies have many advantages. In the near future, we expect the demand for our products — electrolyzers in particular — to largely offset any hypothetical market preference for competing technologies. However, changes in customer preferences, the marketplace, or government policies could favor competing technologies.  The primary current value proposition for our fuel cell customers stems from productivity gains in using our solutions. Longer term, given evolving market dynamics and changes in alternative energy tax credits, if we are unable to successfully develop future products that are competitive with competing technologies in terms of price, reliability and longevity, customers may not buy our products. Technological advances in alternative energy products, battery systems or other fuel cell, electrolyzer, or hydrogen technologies may make our products less attractive or render them obsolete.

Volatility in commodity prices and product shortages may adversely affect our gross margins.

Some of our products contain commodity-priced materials. Commodity prices and supply levels affect our costs. For example, nickel, platinum and iridium are key materials in our PEM fuel cells, electrolyzers, and hydrogen infrastructure. Both platinum and iridium are scarce natural resources, and we are dependent upon a sufficient supply of these commodities.  These resources may become increasingly difficult to source due to various cost, geopolitical, or other reasons, which in turn might have a material adverse effect on our business.

While we do not anticipate significant near- or long-term shortages in the supply of platinum or iridium, a shortage could adversely affect our ability to produce commercially viable PEM fuel cells, PEM electrolyzers, or hydrogen production facilities, or raise our cost of producing such products and services. In addition, global inflationary pressures have recently increased, which could potentially increase commodity price volatility. Our ability to pass on such increases in costs in a timely manner depends on market conditions, and the inability to pass along cost increases could result in lower gross margins.

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

We rely on certain key suppliers for critical components in our products, and there are numerous other components for our products that are sole sourced. If we fail to maintain our relationships with our suppliers or build relationships with new suppliers, or if suppliers are unable to meet our demand, we may be unable to manufacture our products, or our products may be available only at a higher cost or after a delay. The Company has experienced and may continue to experience supply chain-related delays for components of product lines, hydrogen generation projects, and manufacturing facilities. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources. Furthermore, we may become increasingly subject to domestic content sourcing requirements and Buy America preferences, as required by federal infrastructure funding and various tax incentives in the United States, and we may become subject in the future to domestic sourcing requirements that may become relevant to the European Union. Domestic content preferences potentially mandate our Company to source certain components and materials from United States-based suppliers and manufacturers.  Conformity with these provisions potentially depends upon our ability to increasingly source components or materials from within the United States.  An inability to meet these requirements could have a material adverse effect on the Company’s ability to successfully leverage tax incentives or compete for certain federal infrastructure funding sources imposing such mandates.

In addition, the failure of a supplier to develop and supply components in a timely manner or at all, or to develop or supply components that meet our quality, quantity and cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to manufacture our products or could increase our cost of production. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes.  Any such delays have resulted and could continue to result in sales and installation delays, cancellations, penalty payments or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, and financial condition.

We depend on a concentration of pedestal customers for the majority of our revenues and the loss of any of these customers would adversely affect our business, financial condition, results of operations, and cash flows.

We sell most of our products to a range of customers that include a few pedestal customers, and while we are continually seeking to expand our customer base, we expect this will continue for the next several years. Total revenue in 2022 for Amazon was $97.5 million, which included a provision for warrant charges of $5.6 million. For the year ended December 31, 2022, Amazon accounted for 14% of our total consolidated revenues. Total revenue in 2021 for Amazon was $205.1 million, which included a provision for warrant charges of $0.5 million. For the year ended December 31, 2021, Amazon accounted for 40.8% of our total consolidated revenues.

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

In addition, as of December 31, 2022, one customer comprised approximately 24.9% of the total accounts receivable balance. At December 31, 2021, one customer comprised approximately 46.6% of the total accounts receivable balance. If one of our major customers delays payment of or is unable to pay their receivables, that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Rising inflation rates may adversely affect our financial results.

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

We currently conduct some of our operations through joint ventures, with such partners including SK E&S,  Renault, Acciona, and Olin in which we share control with our joint venture participants. Investments in joint ventures may involve risks not present when a third party is not involved, including the possibility that our joint venture participants might experience business or financial stress that impact their ability to effectively operate the joint venture, or might become bankrupt or may be unable to meet their economic or other obligations, in which case joint venture may be unable to access needed growth capital without additional funding from us. In addition, our joint venture participants may have economic, tax, business or legal interests or goals that are inconsistent with ours, or those of the joint venture, and may be in a position to take actions contrary to our policies or objectives.  Furthermore, joint venture participants may take actions that are not within our control, which may expose our investments in joint ventures to the risk of lower values or returns. Disputes between us and co-venturers may result in litigation or arbitration that could increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our day-to-day business. In addition, we may, in certain circumstances, be liable for the actions of our co-venturers. Each of these matters could have a material adverse effect on us.

We made certain assumptions and projections regarding the future of the markets served by our joint venture investments that included projected raw materiality availability and pricing, production costs, market pricing and demand for the joint venture's products. These assumptions were an integral part of the economics used to evaluate these joint venture investment opportunities prior to consummation. To the extent that actual market performance varies from our models, our ability to achieve projected returns on our joint venture investments may be impacted in a materially adverse manner. Failure by us, or an entity in which we have a joint venture interest, to adequately manage the risks associated with such joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations. In addition, should any of these risks materialize, it could have a material adverse effect on the ability of the joint venture to make future distributions to us.

B. FINANCIAL AND LIQUIDITY RISKS

If we cannot obtain financing to support the sale of our products and service to our customers or our power purchase agreements with customers, such failure may adversely affect our liquidity and financial position.

Customers representing most of our revenue access our products through Power Purchase Agreements (“PPAs”), rather than a direct purchase. These PPA arrangements require us to finance the purchase of such products, either ourselves or through third-party financing sources. To date, we have been successful in obtaining or providing the necessary financing arrangements. There is no certainty, however, that we will be able to continue to obtain or provide adequate financing for these arrangements on acceptable terms, or at all, in the future. Failure to obtain or provide such financing may result in the loss of material customers and product sales, which could have a material adverse effect on our business, financial condition, and results of operations. Further, if we are required to continue to pledge or restrict substantial amounts of our cash to support these financing arrangements, such cash will not be available to us for other purposes, which may have a material adverse effect on our liquidity and financial position. For example, as of December 31, 2022, approximately $858.7 million of our cash is restricted to support such leasing arrangements, comprised of cash deposits and collateralizing letters of credit, which prevents us from using such cash for other purposes.

We may require additional capital funding and such capital may not be available to us.

As of December 31, 2022, we had cash and cash equivalents of $690.6 million, restricted cash of $858.7 million and net working capital of $2.7 billion (which is comprised of the net amount of current assets of $3.3 billion and current liabilities of $635.3 million). This compares to cash and cash equivalents of $2.5 billion, restricted cash of $650.9 million and net working capital of $4.0 billion (which is comprised of the net amount of current assets of $4.4 billion and current liabilities of $420.6 million) as of December 31, 2021.

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in inventory to support both shipments of new units and servicing the installed base, growth in equipment leased and equipment related to PPAs for customers under long-term arrangements, funding the growth in our GenKey “turn-key” solution, which includes the installation of our customers’ hydrogen infrastructure as well as delivery of the hydrogen fuel, continued expansion of our markets, such as Europe and Asia, continued development and expansion of our products, such as ProGen, payment of lease obligations under sale/leaseback financings, mergers and acquisitions, strategic investments and joint ventures, liquid hydrogen plant construction, expanding production facilities and the repayment or refinancing of our long-term debt. Our ability to meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining and expanding positive gross margins across all product lines; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. We cannot assure you that any necessary additional financing will be available on terms favorable to us, or at all.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use external financing to provide working capital needed to operate and grow our business. Sufficient sources of external financing may not be available to us on cost effective terms.

We have incurred losses and anticipate continuing to incur losses.

We have not achieved operating profitability in any quarter since our formation and we will continue to incur net losses until we can produce sufficient revenue to cover our costs. Our net losses attributable to common stockholders were $724.0 million in 2022, $460.0 million in 2021, and $596.2 million in 2020. As of December 31, 2022, we had an accumulated deficit of $3.1 billion. We anticipate that we will continue to incur losses until we can produce and sell our products and services on a large-scale and cost-effective basis. We cannot guarantee when we will operate profitably, if ever. In order to achieve profitability, we must successfully execute our planned path to profitability in the early adoption markets on which we are focused. The profitability of our products depends largely on material and manufacturing costs and the market price of hydrogen. The hydrogen infrastructure that is needed to support our growth readiness and cost efficiency must be available and cost efficient. We must continue to shorten the cycles in our product roadmap with respect to improvement in product reliability and performance that our customers expect. We must execute on successful introduction of our products into the market. We must accurately evaluate our markets for, and react to, competitive threats in both other technologies (such as advanced batteries) and our technology field. Finally, we must continue to lower our products’ build costs and lifetime service costs. If we are unable to successfully take these steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

Our indebtedness could adversely affect our liquidity, financial condition and our ability to fulfill our obligations and operate our business.

At December 31, 2022, our total outstanding indebtedness was approximately $532.2 million, 193.9 million of the $200.0 in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025 (the “3.75% Convertible Senior Notes”), $9.1 million of long-term debt, and $329.2 million of finance obligations consisting primarily of debt associated with sale of future revenues and sale/leaseback financings.

Our indebtedness could have negative consequences on our future operations, including:

●	we may have difficulty satisfying our obligations with respect to our outstanding debt;
●	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, or other purposes;
●	our vulnerability to general economic downturns and adverse industry conditions could increase;
●	our flexibility in planning for, or reacting to, changes in our business and in our industry in general could be limited;
●	our amount of debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that may have less debt.

Our ability to generate cash to repay our indebtedness is subject to the performance of our business, as well as general economic, financial, competitive, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, and financial condition may be adversely affected.

The accounting method for convertible debt securities that may be settled in cash, such as the 3.75% Convertible Senior Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 3.75% Convertible Senior Notes that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the convertible senior notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the convertible senior notes. As a result, we are required to record a non-cash interest expense as a result of the amortization of the discounted carrying value of the convertible senior notes to their face amount over the term of the convertible senior notes. As a result, we report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include the amortization of the debt discount, which could adversely affect our reported or future financial results or the trading price of our common stock.

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

We may not be able to expand our business or manage future growth. We plan to continue to improve our manufacturing processes and build additional manufacturing production over the next five years, which will require successful execution of:

●	expanding our existing customers and expanding to new markets;
●	ensuring manufacture, delivery, and installation of our products;
●	ensuring timely construction and completion of hydrogen generation projects, which may be delayed due to the Company’s inexperience with these project types, supply chain issues, and federal, state, and local permitting and regulatory issues;
●	implementing and improving additional and existing administrative, financial and operations systems and procedures and controls;
●	integration of acquisitions;
●	hiring additional employees;
●	expanding and upgrading our technological capabilities;
●	managing relationships with our customers and suppliers and strategic partnerships with other third parties;
●	maintaining adequate liquidity and financial resources; and
●	continuing to increase our revenues from operations.

Ensuring delivery of our products is subject to many market risks, including scarcity, significant price fluctuations, and competition. Maintaining adequate liquidity is dependent upon a variety of factors, including continued revenues from operations, working capital improvements, and compliance with our debt instruments.  We may not be able to achieve our growth strategy and increase production capacity as planned during the foreseeable future. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan, or respond to competitive pressures. For further information on risks associated with new business ventures, see Item I.3.E, “Risk Factors” (“Strategic Risks — We may be unable to successfully pursue new business ventures.”).

Our success depends on our ability to improve our financial and operational performance and execute our business strategy.

If we fail to implement our business strategy, our financial condition and results of operations could be adversely affected.  Our future financial performance and success depend in large part on our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to continue improving our operating results. In particular, we cannot assure you that we will be able to successfully execute our ongoing, or any future, investments, achieve operating cost savings targeted through focused improvements and capacity optimization, including improvements to service performance through scale of manufacturing and vertical integration, and opportunistically pursue strategic transactions. Implementation of our business strategy may be impacted by factors outside of our control, including competition, commodity price fluctuations, industry, legal and regulatory changes or developments and general economic and political conditions. Any failure to successfully implement our business strategy could adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Although we have undertaken and expect to continue to undertake productivity and manufacturing system and process transformation initiatives to improve service performance, we cannot assure you that all of these initiatives will be completed or that any estimated cost savings from such activities will be fully realized. Even when we are able to generate new efficiencies in the short- to medium-term, we may not be able to continue to reduce costs and increase productivity over the long-term.  There can be no assurance if and when any of these initiatives will be successfully and fully executed or completed.

Delays in or not completing our product and project development goals may adversely affect our revenue and profitability.

If we experience delays in meeting our development goals (including delivery of electrolyzers to customers, as well as the completion of hydrogen generation projects), our products exhibit technical defects, or if we are unable to meet cost or performance goals (including power output), useful life and reliability, the profitable commercialization of our products will be delayed. In this event, potential purchasers of our products may choose alternative technologies and any delays could allow potential competitors to gain market advantages. We cannot assure that we will successfully meet our commercialization schedule in the future.

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

Our products use, or generate, flammable fuels that are inherently dangerous substances, which could subject our business to product safety, product liability, other claims, product recalls, negative publicity, or heightened regulatory scrutiny of our products.

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

The risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing, marketing and sale of fuel cell products, electrolyzers, hydrogen production and destruction, and in products fueled by hydrogen, which is a flammable gas. Any liability for damages resulting from malfunctions or design defects could be substantial and could materially adversely affect our business, financial condition, results of operations and prospects. In addition, an actual or perceived problem with our products could adversely affect the market’s perception of our products resulting in a decline in demand for our products, which may materially and adversely affect our business, financial condition, results of operations and prospects. See Part I, Item 3, “Legal Proceedings.”

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

In addition, we may from time to time experience other unexpected design, manufacturing or product performance issues. We make significant investment in the continued improvement of our products and maintain appropriate warranty reserves for known and unexpected issues; however, unknown malfunctions or defects could result in unexpected material liabilities and could adversely affect our business, financial condition, results of operation, cash flows and prospects. In addition, an actual or perceived problem could adversely affect the market’s perception of our products resulting in a decline in demand for our products and could divert the attention of our management, which may materially and adversely affect our business, financial condition, results of operations, cash flows, and prospects.

Our purchase orders may not ship, be commissioned or installed, or convert to revenue, which could have an adverse impact on revenue and cash flow.

Some of the orders we accept from customers require certain conditions or contingencies to be satisfied, or may be cancelled, prior to shipment or prior to commissioning or installation, some of which are outside of our control. Historically for our GenDrive products, shipments made against these orders have generally occurred between 90 days and 24 months from the date of acceptance of the order. Orders for the Company’s products and services approximated $1.2 billion for the year ended December 31, 2022. The time periods from receipt of an order to shipment date and installation vary widely and are determined by a number of factors, including the terms of the customer contract and the customer’s deployment plan. There may also be product redesign or modification requirements that must be satisfied prior to shipment of units under certain of our agreements. If the redesigns or modifications are not completed, some or all of our orders may not ship or convert to revenue. In certain cases, we disclose anticipated, pending orders with prospective customers for our various products, including PEM fuel cell, electrolyzer, and green hydrogen sales; however, those prospective customers may require certain conditions or contingencies to be satisfied prior to entering into a purchase order with us, some of which are outside of our control. Such conditions or contingencies that may be required to be satisfied before we receive a purchase order may include, but are not limited to, successful product demonstrations or field trials. Converting orders into revenue is also dependent upon our customers’ ability to obtain financing. Some conditions or contingencies that are out of our control may include, but are not limited to, government tax policy, government funding programs, and government incentive programs. Additionally, some conditions and contingencies may extend for several years. We may have to compensate customers, by either reimbursement, forfeiting portions of associated revenue, or other methods depending on the terms of the customer contract, based on the failure on any of these conditions or contingencies. While not probable, this could have an adverse impact on our revenue and cash flow.

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

Information technology system and/or network disruptions could harm the Company’s operations. Failure to effectively prevent, detect, and recover from security breaches, including cyber-attacks, could result in the misuse of company assets, unauthorized use or publication of our trade secrets and confidential business information, disruption to the company, diversion of management resources, regulatory inquiries, legal claims or proceedings, reputational damage, loss of sales, reduction in value of our investment in research and development, among other costs to the company. We have experienced and may continue to experience attempts to gain unauthorized access to our information technology systems on which we maintain proprietary and confidential information. To date, any attempts to gain unauthorized access have been either immaterial or deflected by appropriate security measures. The risk of a security breach or disruption, particularly through cyber-attacks, or cyber intrusion, including by computer hackers, and cyber terrorists, has generally increased as cyber-attacks have become more prevalent and harder to detect and fight against.  Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information. We actively seek to prevent, detect, and investigate any unauthorized access. These threats are also continually evolving, and as a result, will become increasingly difficult to detect.  In addition, as a result of the COVID-19 pandemic, the increased prevalence of employees working from home may exacerbate the aforementioned cybersecurity risks. Despite the implementation of network security measures, our information technology system have been and could be penetrated by outside parties.

The implementation of a new enterprise resource planning system could cause disruption to our operations.

We are planning to implement a new enterprise resource planning, or ERP, system which is currently scheduled to be implemented during fiscal year 2023. We may experience difficulties in implementing the new ERP system. If the implementation of the ERP system does not proceed as expected, it could impede our ability to manufacture products, order materials, generate management reports, invoice customers, and comply with laws and regulations. Any of these types of disruptions could have a material adverse effect on our net sales and profitability. In addition, the implementation of the new ERP system will require significant investment of human and financial resources.  We may experience delays, increased costs and other difficulties, including potential design defects, miscalculations, testing requirements, re-work due to changes in business plans or reporting standards, and the diversion of management’s attention from day-to-day business operations. Extended delays could include operational risk, including cybersecurity risks, and other complications.  If we are unable to implement the new ERP system as planned, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, and our business, results of operations, financial condition and cash flows could be negatively impacted.

Our future plans could be harmed if we are unable to attract or retain key personnel.

We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, manufacturing, and marketing and sales professionals. Our future success will depend, in part, on our ability to attract and retain qualified management and technical personnel. We do not know whether we will be successful in hiring or retaining qualified personnel. Furthermore, our ability to attract and retain key employees could be adversely impacted if we do not have a sufficient number of shares available under our equity incentive plan to issue to our employees, or if our stockholders do not approve requested share increases or a new equity incentive.  In general, our industry continues to experience change and be subject to significant competitive pressures with respect to the retention of top talent. The loss of key employees may occur due to perceived opportunity for promotion, compensation levels or composition of compensation, work environment or other individual reasons. In addition, we have from time-to-time experienced labor shortages and other labor-related issues. Labor shortages have become more pronounced as a result of the COVID-19 pandemic. A number of factors might adversely affect the labor force available to us in one or more of our markets, including high employment levels, federal unemployment subsidies, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration, and such  factors can also impact the cost of labor. For example, the recently enacted Inflation Reduction Act includes certain prevailing wage requirements related to tax credit availability which may impact labor costs of the Company and our contractors and subcontractors going forward. An increase in labor costs and the unavailability of skilled labor (including apprentices) or increased turnover could have a material adverse effect on our results of operations. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could materially and adversely affect our development and profitable commercialization plans and, therefore, our business prospects, results of operations and financial condition.

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

U.S. Generally Accepted Accounting Principles (“GAAP”) is subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Annual Report on Form 10-K regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Further, the implementation of new accounting pronouncements or a change in other principles or interpretations could have a significant effect on our financial results.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. For example, our revenue recognition, loss accrual for service contracts, goodwill and impairment of long-lived assets policies are complex, and we often must make estimates and assumptions that could prove to be incorrect. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, loss accrual for service contracts, impairment of long-lived assets, and provision for common stock warrants. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of investors, resulting in a decline in our stock price.

We identified material weaknesses in our internal control over financial reporting. If we do not effectively remediate these material weaknesses or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Management identified material weaknesses in our internal control over financial reporting as of December 31, 2022, 2021, 2020, 2019, and 2018.  See Item 9A, “Controls and Procedures,” in this Annual Report on Form 10-K for information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses.  If we do not effectively remediate these material weaknesses or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

D. REGULATORY RISKS

The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, or the failure to renew such subsidies and incentives, could reduce demand for our products, lead to a reduction in our revenues, and adversely impact our operating results and liquidity.

We believe that the near-term growth of alternative energy technologies is affected by the availability and size of government and economic incentives. Many of these government incentives expire, phase out over time, may exhaust the allocated funding, or require renewal by the applicable authority. In addition, these incentive programs could be reduced or discontinued for other reasons. The Inflation Reduction Act (“IRA”) adopted in August 2022 contains a number of tax incentive provisions including: (i) an extension and amendment of the Section 48 investment tax credit (“ITC”) for projects that “begin construction” before 2025; (ii) a new Section 48E clean electricity ITC; (iii) a new Section 45V Clean Hydrogen Production Tax Credit (“PTC”); and (iv) a new commercial clean vehicle tax credit, among other items. In many instances, the Company will have to comply with prevailing wage and apprenticeship requirements to maximize the value of these new clean energy tax credits.  Furthermore, the ITC also have bonus credits for projects that are placed in service in certain “energy community” regions (specifically former oil, coal, and gas dependent geographies, and brownfield), or for projects that can meet domestic content criteria for steel, iron, and manufactured products.  For example, the baseline credit amount for the ITC for qualified fuel cell properties is six percent. If a taxpayer satisfied prevailing wage and apprenticeship requirements (or is exempt therefrom), the ITC amount is multiplied by five (equal to 30%).  Furthermore, if a project is placed in service in an “energy community” or can meet “domestic content" criteria, the taxpayer may be eligible for additional bonus credits beyond a 30% ITC. We believe we are well positioned to capture incentives contained in the IRA; however, this legislation was adopted in August 2022, and forthcoming interagency guidance processes are still ongoing. We have not yet seen the impact these IRA-related incentives may have on our business and operations and cannot guarantee we will realize anticipated benefits of incentives under the IRA, particularly as our Company adapts to an ongoing and nascent regulatory guidance process regarding the detailed requirements of various new energy provisions. Furthermore, changes or amendments to clean energy tax credits might be more favorable to other technologies. Any reduction, elimination, or discriminatory application of expiration of the ITC or other government subsidies and economic incentives, or the failure to renew such tax credit, governmental subsidies, or economic incentives, may result in the diminished economic competitiveness of our products to our customers and could materially and adversely affect the growth of alternative energy technologies, including our products, as well as our future operating results and liquidity.

We are subject to various federal, state, and local and non-US environmental and human health and safety laws and regulations that could impose significant costs and liabilities on us.

Our operations are subject to federal, state, and local environmental and human health and safety laws and regulations, including laws and regulations relating to the use, handling, storage, transportation, disposal and human exposure to hazardous substances and wastes, product safety, emissions of pollution into the environment, and human health and safety. We have incurred and expect to continue to incur, costs to comply with these laws and regulations. These costs and obligations are likely to expand and change as our Company grows, makes acquisitions, and conducts business in new locations. Furthermore, federal, state, and local governments are increasingly regulating and restricting the use of certain chemicals, substances, and materials.  Some of these policy initiative could foreseeably be impactful to our business.  For example, laws, regulations, or other policy initiatives might address substances found within component parts to our products, in which event our Company would be required to comply with such requirements.

Our facilities in the U.S. are subject to regulation by OSHA, which regulates the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities and local residents. We are also subject to occupational safety regulations in other countries. Our failure to comply with government occupational safety regulations, including OSHA requirements, or general industry standards relating to employee health and safety, keep adequate records or monitor occupational exposure to regulated substances could expose us to liability, enforcement, and fines and penalties, and could have a material adverse effect on our business, operating results, cash flows, or financial condition. Violation of these laws or regulations or the occurrence of an explosion or other accident in connection with our fuel cell systems at our properties or at third party locations could lead to injuries, property damage, litigation, substantial liabilities and sanctions, including fines and penalties, cleanup costs, manufacturing delays or the requirement to undertake corrective action. Further, environmental laws and human health and safety and regulations, and the administration, interpretation, and enforcement thereof, are subject to change and may become more stringent in the future, each of which could materially adversely affect our business, financial condition, and results of operations.

Additionally, certain environmental laws impose liability, which can be joint and several, as well as strict, on current and previous owners and operators of real property for the cost of removal or remediation of hazardous  substances and damage to natural resources. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. They can also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are found to be contaminated, and such persons can be responsible for cleanup costs even if they never owned or operated the contaminated facility. Our liabilities arising from past or future releases of, or exposure to, hazardous substances may adversely affect our business, financial condition, and results of operations.

Our business may become subject to increased government regulation.

Our products are subject to certain federal, state, local, and non-U.S. laws and regulations, including, for example, state and local ordinances relating to building codes, fire codes, public safety, electrical and gas pipeline connections, hydrogen transportation and siting and related matters. See Item 1, “Business — Government Regulations” for additional information. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Further, as products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our ability to manufacture, distribute, install and service our products. Any regulation of our products, whether at the federal, state, local or foreign level, including any regulations relating to the production, operation, installation, and servicing of our products may increase our costs and the price of our products, and noncompliance with applicable laws and regulations could subject us to investigations, sanctions, enforcement actions, fines, damages, civil and criminal penalties, or injunctions. Furthermore, certain business activities may require the Company to navigate a myriad of state or local-level laws and regulations. If any governmental sanctions are imposed, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

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

In addition, as our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions and in foreign tax jurisdictions as we expand internationally, which requires additional expertise to ensure compliance with various domestic and international tax laws. The development of our global tax footprint and compliance with these laws may impact how we conduct our business and affect our financial position, operating results, and cash flows.

The changes in the carryforward/carryback periods as well as the new limitation on use of net operating losses (“NOLs”) may significantly impact our valuation allowance assessments for NOLs.

Changes in U.S. federal income or other tax laws or the interpretation of tax laws, including the Inflation Reduction Act, as passed by Congress in August 2022, may impact our tax liabilities. As of December 31, 2022, we had federal NOL carryforwards of $1.4 billion, which begin to expire in various amounts and at various dates in 2034 through 2037 (other than federal NOL carryforwards generated after December 31, 2017, which are not subject to expiration). As of December 31, 2022, we also had federal research and development tax credit carryforwards of $14.9 million, which begin to expire in 2033. Utilization of our NOLs and research and development tax credit carryforwards may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions are triggered by changes in our ownership.  In general, an ownership change occurs if there is a cumulative change in the ownership of the Company by “5-percent shareholders” that exceed 50 percentage points over a rolling three-year period. Based on studies of the changes in ownership of the Company, it has been determined that a Section 382 ownership change occurred in 2013 that limited the amount of pre-change NOLs that can be used in future years. NOLs incurred after the most recent ownership change are not subject to Section 382 of the Code and are available for use in future years. If we undergo any ownership changes, our ability to utilize our NOL carryforwards or research and development tax credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Any such limitation may significantly reduce our ability to utilize our NOL carryforwards and research and development tax credit carryforwards before they expire. Our NOL carryforwards and research and development tax credit carryforwards may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOL carryforwards or research and development tax credit carryforwards.

The Coronavirus Aid, Relief and Economic Security Act modified, among other things, rules governing NOLs. NOLs arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the NOLs into account) for tax years beginning after December 31, 2020. In addition, NOLs arising in tax years 2018, 2019, and 2020 are subject to a five year carryback and indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. In future years, if and when the valuation allowance related to our NOLs is partially or fully released, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

Trade policies, treaties, and tariffs could have a material adverse effect on our business.

Our business is dependent on the availability of raw materials and components for our products, particularly electrical components common in the semiconductor industry. There is continued uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, and taxes. Under the Biden administration, changes in U.S. administrative policy could lead to changes in existing trade agreements, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactures in China and Mexico, among other possible changes. These developments, or the perception that any of them could occur, could have a material effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the United States.

This uncertainty includes: (i) the possibility of altering the existing tariffs or penalties on products manufactured outside the United States, including the U.S. government’s 25% tariff on a range of products from China; (ii) the effects stemming from the removal of such previously imposed tariffs; (iii) subsequent tariffs imposed by the United States on any other U.S. trading partners such as Russia; and (iv) potential tariffs imposed by trading partners on U.S. goods. The institution of trade tariffs on items imported by us from other countries could increase our costs, which could have a negative impact on our business.

We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed.  In addition, an open conflict or war across any region could affect our ability to obtain raw materials. For example, the current military conflict between Russia and Ukraine, and related sanctions, export controls or other actions that may be initiated by nations, including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) or potential sanctions or relevant export controls related to China or Taiwan could adversely affect our business and/or our supply chain or our business partners or customers in other countries beyond Russia and Ukraine. Although we currently maintain alternative sources for raw materials, if we are unable to source our products from the countries where we wish to purchase them, either because of the occurrence or threat of wars or other conflicts, regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could have a material adverse effect on our business and our results of operations.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.

Our contracts are primarily denominated in U.S. dollars, and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our offerings to our customers outside of the United States, which could adversely affect our operating results. In addition, an increasing portion of our operating revenues and operating expenses are earned or incurred outside of the United States, and an increasing portion of our assets is held outside of the United States. These operating revenues, expenses, and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.

Additionally, global events as well as geopolitical developments, including regional conflicts in Europe, fluctuating commodity prices, trade tariff developments, and inflation have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. We have not engaged in the hedging of foreign currency transactions to date, so we may not be able to effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely affect our operating results.

E. STRATEGIC RISKS

We may be unable to establish or maintain relationships with third parties for certain aspects of continued product development, manufacturing, distribution, sale, servicing, and the supply of key components for our products.

We will need to maintain and may need to enter into additional strategic relationships in order to complete our current product development and commercialization plans regarding our fuel cell products, electrolyzers, hydrogen production, and potential new business markets. We may also require partners to assist in the sale, servicing, and supply of components for our current products and anticipated products, which are in development. If we are unable to identify, negotiate, enter into, and maintain satisfactory agreements with potential partners, including those relating to the supply, distribution, service and support of our current products and anticipated products, we may not be able to complete our product development and commercialization plans on schedule or at all. We may also need to scale back these plans in the absence of needed partners, which could adversely affect our future prospects for development and commercialization of future products. While we have entered into relationships with suppliers of some key components for our products, we do not know when or whether we will secure supply relationships for all required components and subsystems for our products, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business prospects, results of operations, and financial condition could be harmed if we fail to secure relationships with entities that can develop or supply the required components for our products and provide the required distribution and servicing support. Additionally, the agreements governing our current relationships allow for termination by our partners under certain circumstances, some of which are beyond our control. If any of our current strategic partners were to terminate any of its agreements with us, there could be a material adverse impact on the continued development and profitable commercialization of our products and the operation of our business, financial condition, results of operations, and prospects.

We may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any inability to do so may disrupt our business and hinder our ability to grow, divert the attention of key personnel, disrupt our business, and impair our financial results.

As part of our business strategy, we intend to consider acquisitions of companies, technologies, and products. We may not be able to identify such attractive acquisition opportunities. Acquisitions, involve numerous risks, any of which could harm our business, including, among other things:

●	difficulty in integrating the technologies, products, operations, and existing contracts of a target company and realizing the anticipated benefits of the combined businesses;
●	mistaken assumptions about volumes or the timing of those volumes, revenues or costs, including synergies;
●	negative perception of the acquisition by customers, financial markets or investors;
●	difficulty in supporting and transitioning customers, if any, of the target company;
●	inability to achieve anticipated synergies or increase the revenue and profit of the acquired business;
●	the assumption of unknown liabilities;

●	exposure to potential lawsuits;
●	limitations on rights to indemnity from the seller;
●	the diversion of management’s and employees’ attention from other business concerns;
●	unforeseen difficulties operating in new geographic areas;
●	customer or key employee losses at the acquired businesses;
●	the price we pay or other resources that we devote may exceed the value we realize; or
●	the value we could have realized if we had allocated the purchase price or other resources to another opportunity and inability to generate sufficient revenue to offset acquisition costs.

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

We are developing and constructing hydrogen production plants across the United States and building relationships with green hydrogen suppliers. In 2022 and 2021, we acquired two subsidiaries of Cryogenic Industrial Solutions, LLC, which are Alloy Custom Products, LLC and WesMor Cryogenics, LLC (collectively, “CIS”), as well as the entities Joule, Applied Cryo Technologies, and Frames Holding B.V. (“Frames”). There can be no assurances that we will be able to successfully implement our new business ventures or successfully operate within this industry.

The execution of the Company’s vertical integration strategy, as well as scaling its manufacturing capabilities, is impactful to the performance of the Company and customer experience. Failure to improve overall service performance and scale sourcing effectively can limit growth and adversely impact our customer experience.  Each aspect of this vertical integration strategy, including manufacturing of electrolyzers, mobility fuel cell products, stationary fuel cell products, and liquefaction equipment, as well as servicing customer sites, is dependent upon the Company’s ability to integrate and execute these new business ventures. This vertical integration strategy may be unsuccessful, or the Company may be unable to successfully or timely execute its vertical integration strategy, which may adversely impact customer experience and, in turn, the Company’s operations, business, or financial results.

Additionally, the ability to successfully integrate and execute these projects is dependent upon our ability to manufacture and supply each project with a sufficient number of electrolyzers. The successful integration of our electrolyzer manufacturing objectives will affect our ability to meet demands for electrolyzers — both internally for our hydrogen production projects, and externally for third-party electrolyzer customers. Furthermore, we may expend substantial time and resources in research and development for new potential markets.  There is no guarantee that these research and development initiatives will be successful or implemented as commercial products.  For further information on risks associated with acquisitions, see Item I.3.F “Risk Factors (“Strategic Risks — We may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any inability to do so may disrupt our business and hinder our ability to grow, divert the attention of key personnel, disrupt our business and impair our financial results.”).

F.  RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

Our stock price and stock trading volume have been and could remain volatile, and the value of your investment could decline.

The market price of our common stock has historically experienced and may continue to experience significant volatility. In 2022, the sales price of our common stock fluctuated from a high of $32.05 per share to a low of $11.49 per share. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders, including one or more of our strategic partners, events relating to our determination to restate certain of our previously issued consolidated financial statements, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Such market price volatility could adversely affect our ability to raise additional capital. Furthermore, technical factors in the public trading market for our common stock may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging or other technical trading factors. In addition, we are subject to securities class action litigation filed after a drop in the price in our common stock in March 2021, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2022, there were approximately 39,170,766 shares of common stock issuable upon conversion of the 3.75% Convertible Senior Notes at a conversion price of $5.03 per share. In addition, as of December 31, 2022, we had outstanding options exercisable for an aggregate of 8,052,969 shares of common stock at a weighted average exercise price of $11.61 per share and 88,774,725 shares of common stock issuable upon the exercise of warrants, of which 46,131,376 were vested as of December 31, 2022.

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

Our amended and restated certificate of incorporation, our  amended and restated bylaws, and Delaware corporate law contain provisions that could have an anti-takeover effect and make it harder for a third party to acquire us without the consent of our Board. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions include, but are not limited to: the ability of our Board to issue shares of preferred stock in one or more series and to determine the terms of those shares, including preference and voting rights, without a stockholder vote; the exclusive right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board; the inability of stockholders to call a special meeting of stockholders; the prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; advance notice informational and procedural requirements for nominations for election to our Board or for proposing business to be brought before a stockholder meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; a prohibition against stockholders nominating a number of their own nominees at the annual meeting of the stockholders that exceeds the number of directors to be elected at such annual meeting; the ability of our Board of Directors, by majority vote and without shareholder approval, to amend the bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and staggered terms for our directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders.

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

Our amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and the exclusive forum in the Delaware federal courts for the resolution of any complaint asserting a cause of action under the Securities Act, which may limit a stockholder’s ability to bring a claim in a forum a stockholder finds favorable.

Our amended and restated bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for: (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of, or a claim based on, a breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Company’s amended and restated certificate of incorporation or amended and restated bylaws, or (iv) any other action asserting a claim governed by the internal affairs doctrine. The amended and restated bylaws further provide that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act and any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the Company will be deemed to have notice of and consented to these provisions.

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

Because the choice of forum provisions in our amended and restated bylaws may have the effect of severing certain causes of action between federal and state courts, stockholders seeking to assert claims against us or any of our current or former director, officer, other employee, agent, or stockholder, may be discouraged from bringing such claims due to a possibility of increased litigation expenses arising from litigating multiple related claims in two separate courts. The choice of forum provisions may therefore limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former director, officer, other employee, agent, or stockholder. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Climate change and climate change policies might affect our business, our industry, and the global economy.

We acknowledge the significant challenge presented by climate change, and see our transformational work in developing cost-effective, clean, renewable green hydrogen, and fuel cell energy as part of the solution. Our commitment to sustainability is deeply rooted in our products, mission, core values, and people. However, we acknowledge that climate change will potentially have wide-ranging impacts, including potential impacts to our Company. Unanticipated environmental, societal, economic, or geopolitical effects of climate change might affect business operations. For example, increasingly severe and frequent weather events might disrupt our supply chain or adversely affect our customers.  Relatedly, government policies addressing climate change could similarly impact our business operations. We believe that many of these policies will be favorable for our fuel cell systems and hydrogen solutions. However, there is no guarantee that such potential changes in laws, regulations, or policies will be favorable to our Company, to existing or future customers, or to large-scale economic, environmental, or geopolitical conditions. We are firm believers that our fuel cell and hydrogen solutions along with our green hydrogen strategy will play a significant role in helping to get to the scale needed to help stop the substantial damage that may otherwise occur due to the future risks of climate change. Given the global nature of climate change, we all share the responsibility of developing or supporting new methods for generating and using energy that will curb or offset greenhouse gas emissions.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of December 31, 2022, which we use of our single operating segment. In general, our operating properties are well maintained, suitably equipped, and in good operating condition:

Continent	Location	Facility	Size	Ownership Status
North America
New York
	Latham	Manufacturing and R&D	159,000 sq ft	Lease
	Rochester	Manufacturing, R&D, & office	150,000 sq ft	Lease
	Latham	Manufacturing and warehousing	27,000 sq ft	Lease
	Latham - 8BA	Corporate offices	51,438 sq ft	Lease
	Latham - 6BA	Office	19,100 sq ft	Lease
	Slingerlands	Manufacturing and warehousing	350,000 sq ft	Lease
Washington
	Spokane	Manufacturing	29,200 sq ft	Lease
Massachusetts
	Concord	Manufacturing	33,000 sq ft	Lease
Ohio
	Dayton	Service center	37,000 sq ft	Lease
Illinois
	Romeoville	Service center	13,000 sq ft	Lease
Pennsylvania
	Canonsburg	Office	7,600 sq ft	Lease
Texas
	Houston	Manufacturing and office	175,000 sq ft	Lease
	Magnolia	Manufacturing and office	73,000 sq ft	Lease
Indiana
	LaFayette	Manufacturing and office	123,000 sq ft	Own
Europe
Netherlands
	Alphen aan den Rijn	Office	30,000 sq ft	Lease
Germany
	Duisburg	Office	47,258 sq ft	Lease
Asia
India
	Shivajinagar	Office	35,000 sq ft	Lease

See Note 21, “Commitments and Contingencies,” to the consolidated financial statements, Part II, Item 8, Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for further discussion of the leases. We believe that our facilities are sufficient to accommodate our anticipated production volumes for at least the next two years.

Item 3.  Legal Proceedings

As previously disclosed, several actions were filed in the U.S. District Courts for the Southern District of New York and for the Central District of California asserting claims under the federal securities laws against the Company and two of its senior officers, Mr. Marsh and Mr. Middleton. On July 22, 2021, the court consolidated those actions into In re Plug Power, Inc. Securities Litigation, No. 1:21-cv-2004, pending in the U.S. District Court for the Southern District of New York (the “Securities Action”) and appointed a lead plaintiff. On October 6, 2021, lead plaintiff filed a consolidated amended complaint asserting claims on behalf of a putative class composed of all persons who purchased or otherwise acquired the Company’s securities between November 9, 2020 and March 16, 2021 (the “Amended Complaint”). The Amended Complaint asserted a claim against all defendants for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and a claim under Section 20(a) of the Exchange Act against Mr. Marsh and Mr. Middleton as alleged controlling persons. The Amended Complaint alleged that defendants made “materially false” statements concerning (1) adjusted EBITDA; (2) fuel delivery and research and development expenses; (3) costs related to provision for loss contracts; (4) gross losses; and (5) the effectiveness of internal controls and procedures (the “accounting-related statements”), and that these alleged misstatements caused losses and damages for members of the alleged class. On December 6, 2021, defendants filed a motion to dismiss the Amended Complaint. In an opinion and order entered on September 29, 2022, the court granted defendants’ motion to dismiss the Amended Complaint in its entirety but permitted the lead plaintiff to further amend the complaint. On November 21, 2022, the lead plaintiff filed a second amended complaint purporting to assert claims under the same provisions against the same defendants on behalf of the same alleged class of purchasers of the Company’s securities (the “Second Amended Complaint”). The Second Amended Complaint largely repeated the allegations in the Amended Complaint but, in addition, alleged that various public statements during the alleged class period were false or misleading because they allegedly failed to disclose the status of discussions and considerations relating to warrants to purchase the Company’s common stock that were granted to a customer in connection with a commercial agreement. The defendants filed a motion to dismiss the Second Amended Complaint in its entirety on January 12, 2023.

On March 31, 2021, Junwei Liu, an alleged Company stockholder, derivatively and on behalf of nominal defendant Plug, filed a complaint in the U.S. District Court for the Southern District of New York against certain Company directors and officers (the “Derivative Defendants”), captioned Liu v. Marsh et al., Case No. 1:21-cv-02753 (S.D.N.Y.) (the “Liu Derivative Complaint”). The Liu Derivative Complaint alleges that, between November 9, 2020 and March 1, 2021, the Derivative Defendants “made, or caused the Company to make, materially false and misleading statements concerning Plug Power’s business, operations, and prospects” by “issu[ing] positive financial information and optimistic guidance, and made assurances that the Company’s internal controls were effective,” when, “[i]n reality, the Company’s internal controls suffered from material deficiencies that rendered them ineffective.” The Liu Derivative Complaint asserts claims for (1) breach of fiduciary duties, (2) unjust enrichment, (3) abuse of control, (4) gross mismanagement, (5) waste of corporate assets, and (6) contribution under Sections 10(b) and 21D of the Exchange Act (as to the named officer defendants). The Liu Derivative Complaint seeks a judgment “[d]eclaring that Plaintiff may maintain this action on behalf of Plug”; “[d]eclaring that the [Derivative] Defendants have breached and/or aided and abetted the breach of their fiduciary duties”; “awarding to Plug Power the damages sustained by it as a result of the violations” set forth in the Liu Derivative Complaint, “together with pre-judgment and post-judgment interest thereon”; “[d]irecting Plug Power and the [Derivative] Defendants to take all necessary actions to reform and improve Plug Power’s corporate governance and internal procedures to comply with applicable laws”; and “[a]warding Plaintiff the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees, costs, and expenses”; and “[s]uch other and further relief as the [c]ourt may deem just and proper.”

On April 5, 2021, alleged Company stockholders Elias Levy and Camerohn X. Withers, derivatively and on behalf of nominal defendant Plug, filed a complaint in the U.S. District Court for the Southern District of New York against the Derivative Defendants named in the Liu Derivative Complaint, captioned Levy et al. v. McNamee et al., Case No. 1:21-cv-02891 (S.D.N.Y.) (the “Levy Derivative Complaint”). The Levy Derivative Complaint alleges that, from November 9, 2020 to April 5, 2021, the Derivative Defendants “breached their duties of loyalty and good faith” by failing to disclose “(1) that the Company would be unable to timely file its 2020 annual report due to delays related to the review of classification of certain costs and the recoverability of the right to use assets with certain leases; (2) that the Company was reasonably likely to report material weaknesses in its internal control over financial reporting; and (3) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis.” The Levy Derivative Complaint asserts claims for (1) breach of fiduciary duty (as to the named director defendants), (2) unjust enrichment (as to certain named director defendants), (3) waste of corporate assets (as to the named director defendants), and (4) violations of Sections 10(b) and 21D of the Exchange Act (as to the named officer defendants). The Levy Derivative Complaint seeks a judgment “declaring that Plaintiffs may maintain this action on behalf of the Company”; finding the Derivative Defendants “liable for breaching their fiduciary duties owed to the Company”; directing the Derivative Defendants “to take all necessary actions to reform and improve the Company’s corporate governance, risk management, and internal operating procedures to comply with applicable laws”; “awarding damages to the Company for the harm the Company suffered as a result of Defendants’ wrongful conduct”; “awarding damages to the Company for [the named officer Derivative Defendants’] violations of Sections 10(b) and 21D of the Exchange Act”; “awarding Plaintiffs the costs and disbursements of this action, including attorneys’, accountants’, and experts’ fees”; and “awarding such other and further relief as is just and equitable.” The Liu Derivative Complaint and the Levy Derivative Complaint have been consolidated in In re Plug Power Derivative Litigation, Lead Case No. 1:21-cv-02753-ER and, by stipulation approved by the Court, the cases have been stayed pending the resolution of the motion to dismiss in the Securities Action.

On May 13, 2021, alleged Company stockholder Romario St. Clair, derivatively and on behalf of nominal defendant Plug, filed a complaint in the Supreme Court of the State of New York, County of New York against the Derivative Defendants named in the Liu Derivative Complaint, captioned St. Clair v. Plug Power Inc. et al., Index No. 653167/2021 (N.Y. Sup. Ct., N.Y. Cty.) (the “St. Clair Derivative Complaint”). The St. Clair Derivative Complaint alleges that, for approximately two years from March 13, 2019 onwards, the company made a number of improper statements that “failed to disclose and misrepresented the following material, adverse facts, which the [derivative] defendants knew, consciously disregarded, or were reckless in not knowing”, including: “(a) that the Company was experiencing known but undisclosed material weaknesses in its internal controls over financial reporting; (b) the Company was overstating the carrying amount of certain right of use assets and finance obligations associated with leases; (c) the Company was understating its loss accrual on certain service contracts; (d) the Company would need to take impairment charges relating to certain long-lived assets; (e) the Company was improperly classifying research and development costs versus costs of goods sold; and (f) the Company would be unable to file its annual Report for the 2020 fiscal year due to these errors.” The St. Clair Derivative Complaint asserts claims for (1) breach of fiduciary and (2) unjust enrichment. The St. Clair Derivative Complaint seeks a judgment “for the amount of damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties and unjust enrichment”; “[d]irecting Plug Power to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws”;“[e]xtraordinary equitable and/or injunctive relief as permitted by law, equity, and state statutory provisions”; [a]warding to Plug Power restitution from defendants, and each of them, and ordering disgorgement of all profits, benefits, and other compensation obtained by the defendants”; [a]warding to plaintiff the costs and disbursements of the action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses”; and “[g]ranting such other and further relief as the [c]ourt deems just and proper.” By stipulation approved by the Court, the case has been stayed pending the resolution of the motion to dismiss in the Securities Action.

On June 13, 2022, alleged Company stockholder Donna Max, derivatively on behalf of the Company as nominal defendant, filed a complaint in the United States District Court for the District of Delaware against the Derivative Defendants named in the Liu Derivative Complaint, captioned Max v. Marsh, et. al., case no. 1:22-cv-00781 (D. Del.) (the “Max Derivative Complaint”). The Max Derivative Complaint alleges that, for the years 2018, 2019 and 2020, the defendants did not “assure that a reliable system of financial controls was in place and functioning effectively”; “failed to disclose errors in the Company's accounting primarily relating to (i) the reported book value of right of use assets and related finance obligations, (ii) loss accruals for certain service contracts, (iii) the impairment of certain long-lived assets, and (iv) the classification of certain expenses previously included in research and development costs”; and that certain defendants traded Company stock at “artificially inflated stock prices.” The Max Derivative Complaint asserts claims for (1) breach of fiduciary against all defendants; (2) breach of fiduciary duty for insider trading against certain defendants; and (3) contribution under Sections 10(b) and 21D of the Exchange Act against certain defendants. The Max Derivative Complaint seeks an award “for the damages sustained by [the Company]” and related relief. By stipulation approved by the Court, the case has been stayed pending the resolution of the motion to dismiss in the Securities Action.

On June 29, 2022, alleged Company stockholder Abbas Khambati, derivatively on behalf of the Company as nominal defendant, filed a complaint in the Court of Chancery in the State of Delaware against the Derivative Defendants named in the Liu Derivative Complaint, Mr. Conway and Mr. Schmid, captioned Khambati v. McNamee, et. al., C.A. no.

2022-05691 (Del. Ch.) (the “Khambati Derivative Complaint”). The Khambati Derivative Complaint alleges that the defendants “deceive[d] the investing public, including stockholders of Plug Power, regarding the Individual Defendants’ management of Plug Power’s operations and the Company’s compliance with the SEC's accounting rules”; “facilitate[d” certain defendants’ sales of “their personally held shares while in possession of material, nonpublic information”; and “enhance[d] the Individual Defendants’ executive and directorial positions at Plug Power and the profits, power, and prestige that the Individual Defendants enjoyed as a result of holding these positions.” The Khambati Derivative Complaint asserts claims for (1) breach of fiduciary; and (2) disgorgement and unjust enrichment. The Khambati Derivative Complaint seeks an award “for the damages sustained by [the Company] as a result of the breaches” alleged or “disgorgement or restitution”; “disgorgement of insider trading profits” and “all profits, benefits and other compensation obtained by [defendants’] insider trading and further profits flowing therefrom”; an order “[d]irecting the Company to take all necessary actions to reform and improve its corporate governance and internal procedures”; and related relief.

On July 19, 2022, alleged Company stockholder Anne D. Graziano, as Trustee of the Anne D. Graziano Revocable Living Trust, derivatively on behalf of the Company as nominal defendant, filed a complaint in the Court of Chancery in the State of Delaware against the derivative defendants named in the Khambati Derivative Complaint, captioned Graziano v. Marsh, et. al., C.A. no. 2022-0629 (Del. Ch.) (the “Graziano Derivative Complaint”). The Graziano Derivative Complaint alleges that the director defendants (i) “either knowingly or recklessly issued or caused the Company to issue the materially false and misleading statements” concerning “certain critical accounting issues”; (ii) “willfully ignored, or recklessly failed to inform themselves of, the obvious problems with the Company’s internal controls, practices, and procedures, and failed to make a good faith effort to correct the problems or prevent their recurrence”; (iii) the members of the Audit Committee failed “to prevent, correct, or inform the Board of the issuance of material misstatements and omissions regarding critical accounting issues and the adequacy of the Company’s internal controls”; (iv) “received payments, benefits, stock options, and other emoluments by virtue of their membership on the Board and their control of the Company”; (v) violated the Company’s Code of Conduct because they knowingly or recklessly engaged in and participated in making and/or causing the Company to make the materially false and misleading statements; and (vi) certain defendants “sold large amounts of Company stock while it was trading at artificially inflated prices.” The Graziano Derivative Complaint asserts claims for (1) breach of fiduciary; (2) breach of fiduciary duty against certain defendants for insider trading; (3) unjust enrichment; (4) aiding and abetting breach of fiduciary duty; and (5) waste of corporate assets. The Graziano Derivative Complaint seeks an award of “the amount of damages sustained by the Company”; seeks an order “[d]irecting Plug Power to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws and to protect Plug Power and its stockholders from a repeat of the damaging events described herein”; and related relief. The parties to the Graziano Derivative Complaint and Khambati Derivative Complaint have been consolidated in In re Plug Power, Inc. Stockholder Derivative Litigation, Consolidated C.A. No. 2022-0569 and, by stipulation approved by the Court, the cases have been stayed pending the resolution of the motion to dismiss in the Securities Action.

As previously disclosed, on August 28, 2018, a lawsuit was filed on behalf of multiple individuals against the Company and five corporate co-defendants in the 9th Judicial District Court, Rapides Parish, Louisiana. The lawsuit relates to the previously disclosed May 2018 accident involving a forklift powered by the Company’s fuel cell at a Procter & Gamble facility in Louisiana. The lawsuit alleges claims against the Company and co-defendants, including Structural Composites Industries, Deep South Equipment Co., Air Products and Chemicals, Inc., Westport Power, Inc., Quality Thermistor, Inc. and Hyster-Yale Group, Inc. for claims under the Louisiana Product Liability Act (“LPLA”) including defect in construction and/or composition, design defect, inadequate warning, breach of express warranty and negligence for wrongful death and personal injuries, among other damages. Procter & Gamble intervened in that suit to recover worker’s compensation benefits paid to or for the employees/dependents.  In April 2022, Plug reached a settlement with respect to the individual plaintiffs on terms well below the Company’s commercial liability insurance limits.

Procter & Gamble also filed suit in the Louisiana 9th Judicial District Court for property damage, business interruption, loss of revenue, expenses, and other damages. Procter & Gamble alleges theories under the LPLA, breach of warranty and quasi-contractual claims under Louisiana law. Defendants include the Company and several of the same co-defendants from the August 2018 lawsuit, including Structural Composites Industries, Deep South Equipment Co., Hyster-Yale Group, Inc. and and Westport Power, Inc.

The Company has filed a lawsuit against Structural Composites Industries, LLC, Worthington Industries, Inc. and Worthington Cylinder Corp. in the Supreme Court of Albany County, New York, related to the replacement of hydrogen storage tanks of the same model that was involved in the May 2018 accident at the Procter & Gamble facility in Louisiana. Structural Composites Industries, LLC, Worthington Industries, Inc. and Worthington Cylinder Corp. have filed a counterclaim suit, also arising out of the replacement of the tanks they manufactured.

The Company continues to vigorously litigate the remaining lawsuits against Proctor & Gamble in Louisiana, and against Structural Composites Industries, LLC, Worthington Industries, Inc. and Worthington Cylinder Corp. in New York.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record.  Our common stock is traded on the NASDAQ Capital Market under the symbol “PLUG.” As of February 17, 2023, there were approximately 814,679 record holders of our common stock. However, management believes that a significant number of shares are held by brokers in “street name” and that the number of beneficial stockholders of our common stock exceeds 901.

Dividend Policy.  We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our Board may consider.

Five-Year Performance Graph.  Below is a line graph comparing the percentage change in the cumulative total return of the Company’s common stock, based on the market price of the Company’s common stock, with the total return of companies included within the NASDAQ Clean Edge Green Energy Index (“CELS Index”) and the companies included within the Russell 2000 Index (“RUT Index”) for the period commencing December 31, 2017 and ending December 31, 2022. The calculation of the cumulative total return assumes a $100 investment in the Company’s common stock, the CELS Index and the RUT Index on December 31, 2017 and the reinvestment of all dividends, if any.

Index	2017	2018	2019	2020	2021	2022
Plug Power Inc.	$ 100.00	$ 52.54	$ 133.90	$ 1,436.86	$ 1,196.19	$ 524.15
NASDAQ Clean Edge Green Energy Index	$ 100.00	$ 86.83	$ 121.07	$ 345.03	$ 334.51	$ 224.35
Russell 2000 Index	$ 100.00	$ 87.82	$ 108.11	$ 128.61	$ 146.21	$ 114.70

●	This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
●	The stock price performance shown on the graph is not necessarily indicative of future price performance.

●	Assuming the investment of $100 on December 31, 2017 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company’s common stock price relative to the noted indices and is not necessarily indicative of future price performance.

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

Information pertaining to fiscal year 2020 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 on page 36 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on May 14, 2021, as amended by the Amendment to the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 14, 2022.

Overview

Plug is facilitating the paradigm shift to an increasingly electrified world by innovating cutting-edge hydrogen and fuel cell solutions.

While we continue to develop commercially viable hydrogen and fuel cell product solutions, we have expanded our offerings to support a variety of commercial operations that can be powered with green hydrogen. We provide electrolyzers that allow customers — such as refineries, producers of chemicals, steel, fertilizer and commercial refueling stations — to generate hydrogen on-site. We are focusing our efforts on (a) industrial mobility applications, including  electric forklifts and electric industrial vehicles, at multi-shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility, and environmental benefits; (b) stationary power systems that will support critical operations, such as data centers, microgrids, and generation facilities, in either a backup power or continuous power role and replace batteries, diesel generators or the grid for telecommunication logistics, transportation, and utility customers; and (c) production of hydrogen. Plug expects to support these products and customers with an ecosystem of vertically integrated products that produce, transport, store and handle, dispense, and use hydrogen for mobility and power applications.

Our current products and services include:

GenDrive: GenDrive is our hydrogen fueled Proton Exchange Membrane (“PEM”)  fuel cell system, providing power to material handling electric vehicles, including Class 1, 2, 3, and 6 electric forklifts, Automated Guided Vehicles (“AGVs”), and ground support equipment.

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

ProGen: ProGen is our fuel cell stack and engine technology currently used globally in mobility and stationary fuel cell systems, and as engines in electric delivery vans.  This includes Plug’s membrane electrode assembly (“MEA”), a critical component of the fuel cell stack used in zero-emission fuel cell electric vehicle engines.

Liquefaction Systems: Plug’s 15 ton-per-day and 30 ton-per-day liquefiers are engineered for high efficiency, reliability, and operational flexibility — providing consistent liquid hydrogen to customers. This design increases plant reliability and availability while minimizing parasitic losses like heat leak and seal gas losses.

Electrolyzers: 5 and 10 MW electrolyzer systems that are modular, scalable hydrogen generators optimized for clean hydrogen production. Electrolyzers generate hydrogen from water using electricity and a special membrane and “green” hydrogen is generated by using renewable energy inputs, such as solar or wind power.

Cryogenic Equipment: Engineered equipment including trailers and mobile storage equipment for the distribution of liquified hydrogen, oxygen, argon, nitrogen and other cryogenic gases.

We provide our products and solutions worldwide through our direct sales force, and by leveraging relationships with original equipment manufacturers (“OEMs”) and their dealer networks. Plug is currently targeting Asia, Europe, Middle East, and North America for expansion in adoption. The European Union has rolled out ambitious targets for the hydrogen economy and Plug is seeking to execute on its strategy to become one of the European leaders in the hydrogen economy. This includes a targeted account strategy for material handling, securing strategic partnerships with European OEMs, energy companies, utility leaders, and accelerating our electrolyzer business. Our global strategy includes leveraging a network of integrators or contract manufacturers. We manufacture our commercially viable products in Latham, New York, Rochester, New York, Slingerlands, New York, Houston, Texas, and Spokane, Washington and support liquid hydrogen generation and logistics in Charleston, Tennessee.

Part of our long-term plan includes Plug penetrating the European and Asian hydrogen market, on-road vehicle market, and large-scale stationary market. Plug’s formation of joint ventures with HyVia and AccionaPlug S.L. in Europe and SK Plug Hyverse, in Asia not only support this goal but are expected to provide us with a more global footprint. Plug has been successful with acquisitions, strategic partnerships and joint ventures, and we plan to continue this mix.

COVID-19 Update

While we no longer enforce our prior COVID-19 policies with respect to weekly COVID-19 testing, face coverings, or daily COVID-19 questionnaires, we continue to monitor the  COVID-19 pandemic and emerging variants, and remain prepared to adjust our policies and safety protocols in line with guidance from state and federal agencies. Employees are still expected to remain home if they are not feeling well and should contact our COVID team for future guidance. Furthermore, we have resumed all commercial air travel and all other non-critical travel, while also allowing employees to resume their personal travel. We have enabled third-party access to our facilities, and are continuing our normal janitorial and sanitary procedures. We are no longer requiring staggered shifts in our manufacturing facilities and are offering hybrid work schedules to those whose job function enables them to do so.

The COVID-19 pandemic has caused significant transportation challenges for global suppliers and we expect that these challenges will continue to have an impact on our businesses for the foreseeable future. We continue to take proactive steps to limit the impact of these challenges and are working closely with our suppliers and transportation vendors to ensure availability of products and implement other cost savings initiatives. In addition, we continue to invest in our supply chain to improve its resilience with a focus on automation, dual sourcing of critical components and localized manufacturing when feasible. To date, there has been limited disruption to the availability of our products related to COVID-19, although the Company has experienced supply chain-related delays for components of product lines and hydrogen generation projects. It is possible that more significant disruptions could occur if these supply chain challenges continue.

Strategic Investments

On December 5, 2022, the Company and its wholly-owned subsidiary Plug Power Hydrogen Holdings, Inc. simultaneously entered into a definitive agreement and closed on the acquisition of two subsidiaries of Cryogenic Industrial Solutions, LLC, which are Alloy Custom Products, LLC and WesMor Cryogenics, LLC.  The purchase was approximately $37.3 million, comprised of a mix of cash and the Company’s common stock, to bolster the cryogenic tanker and storage tank business.

On January 14, 2022, Company and its wholly-owned subsidiary Plug Power Hydrogen Holdings, Inc. simultaneously entered into a definitive agreement and closed on the acquisition of Joule for a purchase price of approximately $69.9 million, of which $41.7 million will be based on future earnouts over the next four years. Joule is an engineered modular equipment, process design and procurement company founded in 2009 with a strong track record among the largest midstream, EPC, and oil & gas companies.

Inflation, Material Availability, and Labor Shortages

Throughout 2022, we continued to experience higher than expected commodity costs and supply chain costs, including logistics, procurement, manufacturing costs, energy and fuel costs, largely due to inflationary pressures. We expect this cost inflation to remain elevated through 2023.

Our operations require significant amounts of necessary parts and raw materials. From time to time, the Company has encountered difficulties in obtaining certain raw materials or components necessary for production due to supply chain constraints and logistical challenges, which has also negatively impacted the pricing of materials and components sourced or used by the Company. Increased energy costs have negatively impacted margins. Additionally, conflicts abroad, such as the Russia-Ukraine conflict, may potentially contribute to issues related to supply chain disruptions and inflation impacts. There have been supply chain and logistical challenges that have resulted in supply constraints and commodity price increases on certain raw materials, and components used by the Company in production, as well as increased prices for freight and logistics, including air, sea and ground freight. Consequently, the Company has experienced supply shortages for certain raw materials or components, which could be further exacerbated by increased commodity prices as a result of additional inflationary pressures. Although we have offset a portion of these increased costs through price increases and operational efficiencies to date, there can be no assurance that we will be able to continue to do so. If we are unable to manage fluctuations through pricing actions, cost savings projects, and sourcing decisions as well as through productivity improvements, it may adversely impact our gross margins in future periods.

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

Provision for Common Stock Warrants

On August 24, 2022, the Company and Amazon entered into the 2022 Transaction Agreement, under which the Company concurrently issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, the Amazon Warrant, to acquire the Amazon Warrant Shares, subject to certain vesting events described below. The Company and Amazon entered into the 2022 Transaction Agreement in connection with a concurrent commercial arrangement under which Amazon agreed to purchase hydrogen fuel from the Company through August 24, 2029.

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

The amount of provision for common stock warrants recorded as a reduction of revenue during the years ended December 31, 2022 and 2021 respectively, is shown in the table below (in thousands):

	Year Ended December 31,
	2022	2021

Sales of fuel cell systems, related infrastructure and equipment	$(3,580)	$—
Services performed on fuel cell systems and related infrastructure	(1,003)	(497)
Power purchase agreements	(3,611)	(3,444)
Fuel delivered to customers	(4,489)	(2,625)
Total	$(12,683)	$(6,566)

Net revenue, cost of revenue, gross profit/(loss) and gross margin for the years ended December 31, 2022 and 2021 were as follows (in thousands):

		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin
For the year ended December 31, 2022:
Sales of fuel cell systems, related infrastructure and equipment	$558,932	$468,057	$90,875	16.3%
Services performed on fuel cell systems and related infrastructure	35,280	59,365	(24,085)	(68.3)%
Provision for loss contracts related to service	—	26,801	(26,801)	N/A
Power purchase agreements	47,183	144,696	(97,513)	(206.7)%
Fuel delivered to customers and related equipment	57,196	194,255	(137,059)	(239.6)%
Other	2,849	2,622	227	8.0%
Total	$701,440	$895,796	$(194,356)	(27.7)%
For the year ended December 31, 2021:
Sales of fuel cell systems, related infrastructure and equipment	$392,777	$307,157	$85,620	21.8%
Services performed on fuel cell systems and related infrastructure	26,706	63,729	(37,023)	(138.6)%
Provision for loss contracts related to service	—	71,988	(71,988)	N/A
Power purchase agreements	35,153	102,417	(67,264)	(191.3)%
Fuel delivered to customers and related equipment	46,917	127,196	(80,279)	(171.1)%
Other	789	1,165	(376)	(47.7)%
Total	$502,342	$673,652	$(171,310)	(34.1)%

Net Revenue

Revenue — sales of fuel cell systems, related infrastructure and equipment.  Revenue from sales of fuel cell systems, related infrastructure and equipment represents sales of our GenDrive units, GenSure stationary backup power units, cryogenic stationary and on road storage, electrolyzers and hydrogen fueling infrastructure referred to at the site level as hydrogen installations. Revenue from sales of fuel cell systems, related infrastructure and equipment for the year ended December 31, 2022 increased $166.2 million, or 42.3%, to $558.9 million from $392.8 million for the year ended December 31, 2021. The total revenue generated by Applied Cryo Technologies (“ACT”) and Frames was approximately $141.0 million and $15.8 million for the year ended December 31, 2022 and 2021, respectively. A certain portion of our sales of engineered equipment from legacy oil and gas orders are from the Frames acquisition and are not expected to continue beyond current commitments. The total revenue generated by Joule and CIS was approximately $40.2 million for the year ended December 31, 2022. There was no revenue in 2021 related to the Joule and CIS acquisitions. Recorded as a reduction of revenue was a provision for common stock warrants of $3.6 million and $0 for the years ended December 31, 2022 and 2021, respectively. Revenue for GenDrive units decreased, as there were 8,274 GenDrive units recognized as revenue in 2022, as compared to 12,806 in 2021. Revenue for hydrogen infrastructure increased due primarily to mix of customers, as there were there were 44 hydrogen fueling infrastructure sites recognized as revenue during the year ended December 31, 2022, as compared to 49 in 2021.

Revenue — services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2022 increased $8.6 million, or 32.1%, to $35.3 million from $26.7 million for the year ended December 31, 2021. Recorded as a reduction of revenue from services was provision for common stock warrants of $1.0 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. The increase in revenue from services performed on fuel cell systems and related infrastructure in 2022 was related to our expanding customer base and increase in the number of GenDrive units and infrastructure systems in service. The average number of GenDrive units under maintenance contracts during the year ended December 31, 2022 was 19,515, compared to 16,987 in 2021.

Revenue — Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service. Revenue from PPAs for the year ended December 31, 2022 increased $12.0 million, or 34.2%, to $47.2 million from $35.2 million for the year ended December 31, 2021. Recorded as a reduction of revenue was provision for common stock warrants of $3.6 million and $3.4 million for the years ended December 31, 2022 and 2021, respectively. The increase in revenue was a result of an increase in the average number of units and customer sites party to these agreements. There was an average of 25,188 units under PPAs generating revenue in 2022, compared to 19,370 in 2021. The average number of sites under PPA arrangements was 91 in 2022, compared to 61 in 2021.

Revenue — fuel delivered to customers and related equipment.  Revenue associated with fuel and related equipment delivered to customers represents the sale of hydrogen that has been purchased by the Company from a third party or generated on site. Revenue associated with fuel delivered to customers for the year ended December 31, 2022 increased $10.3 million, or 21.9%, to $57.2 million from $46.9 million for the year ended December 31, 2021. Recorded as a reduction of revenue was provision for common stock warrants of $4.5 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively. In addition, there were 196 sites associated with fuel contracts at December 31, 2022, compared to 152 at December 31, 2021. While there has been an increase in the number of sites associated with fuel contracts, the full hydrogen supply will not commence until distribution centers are utilized at capacity. This is consistent with the increased sales of fuel cell systems, related infrastructure and equipment sales as well as increases in the level of deployment of PPA sites.

Cost of Revenue

Cost of revenue — sales of fuel cell systems, related infrastructure and equipment.  Cost of revenue from sales of fuel cell systems, related infrastructure and equipment includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary back-up power units, cryogenic stationary and on road storage, and electrolyzers, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations.

Cost of revenue from sales of fuel cell systems, related infrastructure and equipment for the year ended December 31, 2022 increased $160.9 million, or 52.4%, to $468.1 million, compared to $307.2 million for the year ended December 31, 2021. This increase was primarily due to costs incurred by Applied Cryo, Joule, Frames, and CIS of $147.3 million, all of which were recent acquisitions by the Company. These costs were incremental in 2022 as these acquisitions occurred in the fourth quarter of 2021, the first quarter of 2022 or fourth quarter of 2022. There were 8,274 GenDrive units recognized as revenue during the year ended December 31, 2022, compared to 12,806 for the year ended December 31, 2021. There were 44 sites associated with hydrogen fueling infrastructure revenue for the year ended December 31, 2022 compared to 49 for the year ended December 31, 2021. The gross margin generated from sales of fuel cell systems, related infrastructure and equipment was 16.3% for the year ended December 31, 2022, compared to 21.8% for the year ended December 31, 2021, primarily due to: (i) increased material cost largely due to inflationary pressures, and higher labor costs given an increasingly competitive labor market and COVID-19 related staffing and coverage issues; and (ii) the margin on the equipment revenue from certain recently acquired businesses being lower than our historical equipment margins given the focus on integrating and scaling these new businesses.

Cost of revenue — services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2022 decreased $4.4 million, or 6.8%, from $63.7 million for the year ended December 31, 2021 to $59.4 million for the year ended December 31, 2022. There were 19,515 units under maintenance contracts generating revenue during the year ended December 31, 2022, compared to 16,987 for the year ended December 31, 2021, on average. Gross loss decreased to (68.3%) for the year ended December 31, 2022 compared to (138.6)% for the year ended December 31, 2021.  Cost of revenue and gross loss both decreased, primarily due to an increase in the release of loss accrual during 2022.

Cost of revenue — provision for loss accrual. The Company recorded a provision for loss accrual during 2022 of $26.8 million, a decrease of $45.1 million over the provision for loss accrual of $72.0 million in 2021. The increased level of provision in 2021 was driven primarily by an increase in estimated projected costs to service units and an increase in the number of service contracts in 2021. The same level of increase in projected costs did not occur in 2022, as the Company has progressed on certain cost down initiatives. While the provision was lower in 2022 compared to 2021, the provision was slightly higher than expectations due to varied delays in reliability investment deployments.

Cost of revenue — Power Purchase Agreements. Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment. Cost of revenue from PPAs for the year ended December 31, 2022 increased $42.3 million, or 41.3%, to $144.7 million from $102.4 million for the year ended December 31, 2021. The increase in cost was primarily a result of an increase in the average number of units and customer sites party to these agreements. There was an average of 25,188 units under PPAs in 2022, compared to 19,370 in 2021. The average number of sites under PPA arrangements was 91 in 2022, compared to 61 in 2021. Gross loss increased to (206.7%) for the year ended December 31, 2022 compared to (191.3)% for the year ended December 31, 2021. In addition to volume, other unfavorable cost drivers included inflation and COVID-19 related issues, such as increased part costs and freight charges.

Cost of revenue — fuel delivered to customers and related equipment.  Cost of revenue from fuel delivered to customers and related equipment represents the purchase of hydrogen from suppliers and internally produced hydrogen that is ultimately sold to customers. Cost of revenue from fuel delivered to customers for the year ended December 31, 2022 increased $67.1 million, or 52.7%, to $194.3 million from $127.2 million for the year ended December 31, 2021. The increase was due primarily to higher volume of liquid hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements and higher fuel costs driven by the impact of higher natural gas prices and varied third-party vendor force majeure issues. There were 196 sites associated with fuel contracts at December 31, 2022, compared to 152 at December 31, 2021. Gross loss increased to (239.6%) during the year ended December 31, 2022 compared to (171.1)% during the year ended December 31, 2021, primarily due to the increase in cost of revenue described above, as well as a reduction of revenue resulting from an increase in the provision for common stock warrants of $4.5 million and $2.6 million for the year ended December 31,  2022 and 2021, respectively.

Expenses

Research and development expense. Research and development expense includes: materials to build development and prototype units, cash and non-cash compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities. Research and development expense for the year ended December 31, 2022 increased $34.8 million, or 53.8%, to $99.6 million from $64.8 million for the year ended December 31, 2021. The overall growth in R&D investment is commensurate with the Company’s future expansion into new markets, new product lines, and varied vertical integrations.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services. Selling, general and administrative expenses for the year ended December 31, 2022 increased $184.1 million, or 102.3%, to $363.9 million from $179.9 million for the year ended December 31, 2021.  This increase was primarily related to increases in stock-based compensation of $91.7 million, as well as compensation expenses related to headcount increases and branding expenses.

Impairment of long-lived assets. The Company recorded an impairment of $5.2 million for the year ended December 31, 2022, as compared to $10.2 million for the year ended December 31, 2021. The impairment of long-lived assets in both years was primarily related to right of use assets and equipment related to delivery of fuel to customers.

Change in fair value of contingent consideration. The fair value of the contingent consideration is related to earnouts for the Giner ELX, Inc., United Hydrogen Group Inc, Frames, Applied Cryo, and Joule acquisitions. The change in fair value for the year ended December 31, 2022 and 2021 was $16.5 million and $11.2 million, respectively, primarily due to fair value remeasurements.

Interest income. Interest income primarily consists of income generated by our investment holdings, restricted cash escrow accounts, and money market accounts. Interest income for the year ended December 31, 2022, increased $33.2 million or 822.3%, as compared to the year ended December 31, 2021, and was due to an increase in available-for-sale securities during 2021 consisting primarily of corporate bonds and U.S. Treasuries.

Interest expense. Interest expense consists of interest expense related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations. Interest expense for the year ended December 31, 2022, decreased $4.2 million, as compared to the year ended December 31, 2021.

Other expense, net. Other expense, net consists of other expenses related to our foreign currency exchange losses, offset by interest and other income. Other expense, net increased $1.5 million for the year ended December 31, 2022 in comparison to 2021.

Realized loss on investments, net. Realized loss on investments, net consists of the sales related to available-for-sale debt securities. For the year ended December 31, 2022, the Company had $1.4 million of net realized loss on investments as compared to $0.1 million for the year ended December 31, 2021.

Change in fair value of equity securities. Change in fair value of equity securities consists of the changes in fair value for equity securities from the purchase date to the end of the period. For the year ended December 31, 2022, the Company had $18.2 million of decrease in fair value of equity securities as compared to an increase in fair value $6.7 million for the year ended December 31, 2021.

Loss on equity method investments. Loss on equity method investments consists of our interest in HyVia, which is our 50/50 joint venture with Renault, AccionaPlug S.L., which is our 50/50 joint venture with Acciona, and SK Plug Hyverse, which is our 49/51 joint venture with SK E&S. For the year ended December 31, 2022, the Company recorded a loss of $20.2 million on equity method investments. These losses are driven from the start-up activities for commercial and production operations.

Income Tax

The Company recognized an income tax expense for the year ended December 31, 2022 of $0.8 million related to foreign current and deferred tax expense of $1.7 million and the $0.9 million reversal of U.S. net deferred tax liabilities in connection with the acquisition of Giner ELX, Inc. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved within the United States and foreign jurisdictions, with the exception of the Netherlands.

The net deferred tax asset generated from the Company’s current period NOL has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the NOL carry forward will not be realized. The Company recognizes interest and penalties on the Interest and other expense, net line in the accompanying consolidated statements of operations.

The Company recognized an income tax benefit for the year ended December 31, 2021 of $16.2 million primarily related to the recognition of net deferred tax liabilities in connection with the acquisition of Applied Cryo. This resulted in a corresponding reduction in our deferred tax asset valuation allowance. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $690.6 million of cash and cash equivalents, $858.7 million of restricted cash, $1.3 billion of available-for-sale securities and $134.8 million of equity securities.

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common stockholders of $724.0 million, $460.0 million and $596.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The net cash (used) in operating activities for the year ended December 31, 2022, 2021, and 2020 was $828.6 million, $358.2 million, and $155.5 million, respectively. The Company’s working capital was $2.7 billion at December 31, 2022, which included cash and cash equivalents of $690.6 million and restricted cash of $159.0 million. The Company plans to invest a portion of its available cash to expand its current production and manufacturing capacity, construction of hydrogen plants and to fund strategic acquisitions and partnerships, and capital projects. Future use of the Company’s funds is discretionary and the Company believes that its working capital and cash position will be sufficient to fund its operations for at least one year after the date the financial statements are issued.

The net cash used in investing activities for the year ended December 31, 2022, 2021, and 2020 was $679.4 million, $1.7 billion, and $95.4 million, respectively. This included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased  property. Cash outflows related to  equipment that we lease directly to customers are included in net cash used in investing activities.

The net cash (used in) provided by financing activities for the year ended December 31, 2022, 2021, and 2020 was ($77.5) million, $3.6 billion, and $1.5 billion, respectively. The change was primarily driven by proceeds from public and private offerings, net of transaction costs that occurred in 2021.

The Company’s significant obligations consisted of the following as of December 31, 2022:

●	Operating and finance leases totaling $320.4 million and $46.1 million, respectively, of which $48.9 million and $8.1 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers.

●	Finance obligations totaling $329.2 million of which approximately $58.9 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions.

●	Convertible senior notes totaling $193.9 million at December 31, 2022, none of which is due within the next twelve months. See Note 15 to the consolidated financial statements, “Convertible Senior Notes,” for more details.

The Company believes that its current working capital of $2.7 billion at December 31, 2022, which includes unrestricted cash and cash equivalents of $690.6 million, and available-for-sale securities of $1.3 billion, will provide sufficient liquidity to fund operations for a least one year after the date the financial statements are issued.

Common Stock Issuances

In January and February 2021, the Company issued and sold in a registered equity offering an aggregate of 32.2 million shares of its common stock at a purchase price of $65.00 per share for net proceeds of approximately $2.0 billion. Furthermore, in February 2021, the Company completed a sale of its common stock in connection with a strategic partnership with SK Holdings Co., Ltd. (“SK Holdings”). The Company sold 54,996,188 shares of its common stock to a subsidiary of SK Holdings at a purchase price of $29.29 per share, or an aggregate purchase price of approximately $1.6 billion.

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

Secured Debt

In March 2019, the Company entered into a loan and security agreement, as amended, with Generate Lending, LLC, providing for a secured term loan facility in the amount of $100 million (the “Term Loan Facility”). In December 2022, the Company fully repaid the outstanding balance of the Term Loan Facility.

In June 2020, the Company acquired debt as part of the acquisition of United Hydrogen Group Inc. The outstanding carrying value of the debt was $9.0 million as of December 31, 2022, bearing varying interest rates ranging from 2.2% to 8.3%, and is scheduled to mature in 2026.

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

The initial conversion rate for the 3.75% Convertible Senior Notes is 198.6196 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $5.03 per share of the Company’s common stock, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. During the year ended December 31, 2022, there were no conversions. During the year ended December 31, 2021, $15.2 million of the 3.75% Convertible Senior Notes were converted and the Company issued approximately 3.0 million shares of common stock in conjunction with these conversions.

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

Based on the closing price of the Company’s common stock of $12.37 on December 30, 2022, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at December 31, 2022 was approximately $493.0 million. Fair value estimation was primarily based on a stock exchange, active trade on December 29, 2022 of the 3.75% Senior Convertible Note. The Company considers this a Level 2 fair value measurement.

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

5.5% Convertible Senior Notes

In March 2018, the Company issued $100.0 million in aggregate principal amount of the 5.5% Convertible Senior Notes due on March 15, 2023 (the “5.5 Convertible Senior Notes”), in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

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

The book value of the 5.5% Notes Capped Call and Common Stock Forward are not remeasured. There were no shares of common stock settled in connection with the Common Stock Forward during the year ended December 31, 2022. During the year ended December 31, 2021, 8.1 million shares were settled and received by the Company.

Common Stock Transactions

Amazon Transaction Agreement in 2022

On August 24, 2022, the Company and Amazon entered into a Transaction Agreement (the “2022 Transaction Agreement”), under which the Company concurrently issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the “2022 Amazon Warrant”) to acquire up to 16,000,000 shares (the “2022 Amazon Warrant Shares”) of the Company’s common stock, subject to certain vesting events described below. The Company and Amazon entered into the 2022 Transaction Agreement in connection with a concurrent commercial arrangement under which Amazon agreed to purchase hydrogen fuel from the Company through August 24, 2029.

Warrant

1,000,000 of the 2022 Amazon Warrant Shares vested immediately upon issuance of the 2022 Amazon Warrant. 15,000,000 of the 2022 Amazon Warrant Shares will vest in multiple tranches over the 7-year term of the 2022 Amazon Warrant based on payments made to the Company directly by Amazon or its affiliates, or indirectly through third parties, with 15,000,000 of the 2022 Amazon Warrant Shares fully vesting if Amazon-related payments of $2.1 billion are made in the aggregate. The exercise price for the first 9,000,000 2022 Amazon Warrant Shares is $22.9841 per share and the fair value on the grant date was $20.36. The exercise price for the remaining 7,000,000 2022 Amazon Warrant Shares will be an amount per share equal to 90% of the 30-day volume weighted average share price of the Company’s common stock as of the final vesting event that results in full vesting of the first 9,000,000 2022 Amazon Warrant Shares. The 2022 Amazon Warrant is exercisable through August 24, 2029.

Upon the consummation of certain change of control transactions (as defined in the 2022 Amazon Warrant) prior to the vesting of at least 60% of the aggregate 2022 Amazon Warrant Shares, the 2022 Amazon Warrant will automatically vest and become exercisable with respect to an additional number of 2022 Amazon Warrant Shares such that 60% of the aggregate 2022 Amazon Warrant Shares shall have vested. If a change of control transaction is consummated after the vesting of at least 60% of the aggregate 2022 Amazon Warrant Shares, then no acceleration of vesting will occur with respect to any of the unvested 2022 Amazon Warrant Shares as a result of the transaction. The exercise price and the 2022 Amazon Warrant Shares issuable upon exercise of the Amazon Warrant are subject to customary antidilution adjustments.

At December 31, 2022, 1,000,000 of the 2022 Amazon Warrant Shares issued pursuant to the 2022 Transaction Agreement had vested upon issuance. The warrant charge associated with the vested shares of $20.4 million was capitalized to contract assets in our consolidated financial statements based on the grant date fair value and is subsequently amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. The grant date fair value of tranches 2 and 3 will also be amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. Because the exercise price has yet to be determined, the fair value of tranche 4 will be remeasured at each reporting period end and amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the year ended December 31, 2022 was $5.2 million.

The assumptions used to calculate the valuations as of August 24, 2022 and December 31, 2022 are as follows:

	Tranches 1-3	Tranche 4
	August 24, 2022	December 31, 2022
Risk-free interest rate	3.15%	3.88%
Volatility	75.00%	75.00%
Expected average term	7 years	4 years
Exercise price	$22.98	$11.13
Stock price	$20.36	$12.37

Amazon Transaction Agreement in 2017

On April 4, 2017, the Company and Amazon entered into a Transaction Agreement (the “2017 Transaction Agreement”), pursuant to which the Company agreed to issue to Amazon a warrant (the “2017 Amazon Warrant”) to acquire up to 55,286,696 shares of the Company’s common stock (the “2017 Amazon Warrant Shares”), subject to certain vesting events described below. The Company and Amazon entered into the 2017 Amazon Transaction Agreement in connection with existing commercial agreements between the Company and Amazon with respect to the deployment of the Company’s GenKey fuel cell technology at Amazon distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the 2017 Amazon Warrant Shares was conditioned upon payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial agreements.

Under the terms of the 2017 Amazon Warrant, the first tranche of the 5,819,652 of the 2017 Amazon Warrant Shares vested upon execution of the 2017 Amazon Warrant, and the remaining 2017 Amazon Warrant Shares vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The $6.7 million fair value of the first tranche of the 2017 Amazon Warrant Shares, was recognized as selling, general and administrative expense upon execution of the 2017 Amazon Warrant.

Provision for the second and third tranches of the 2017 Amazon Warrant Shares was recorded as a reduction of revenue, because they represent consideration payable to a customer.

The fair value of the second tranche of the 2017 Amazon Warrant Shares was measured at January 1, 2019, upon adoption of ASU 2019-08. The second tranche of 29,098,260 of the 2017 Amazon Warrant Shares vested in four equal installments, as Amazon or its affiliates, directly or indirectly through third parties, made an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The last installment of the second tranche vested on November 2, 2020.  Revenue reductions of $497 thousand, $9.0 million and $4.1 million were associated with the second tranche of the 2017 Amazon Warrant Shares were recorded in 2021, 2020, and 2019, respectively, under the terms of the 2017 Amazon Warrant.

Under the terms of the 2017 Amazon Warrant, the third tranche of 20,368,784 of the 2017 Amazon Warrant Shares vests in eight equal installments, as Amazon or its affiliates, directly or indirectly through third parties, made an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The measurement date for the third tranche of the  2017 Amazon Warrant Shares was November 2, 2020, when their exercise price was determined, as discussed further below. The fair value of the third tranche of the 2017 Amazon Warrant Shares was determined to be $10.57 each. During 2020, revenue reductions of $24.1 million associated with the third tranche of the 2017 Amazon Warrant Shares were recorded under the terms of the 2017 Amazon Warrant, prior to the December 31, 2020 waiver described below.

On December 31, 2020, the Company waived the remaining vesting conditions under the 2017 Amazon Warrant, which resulted in the immediate vesting of all the third tranche of the 2017 Amazon Warrant Shares and recognition of an additional $399.7 million reduction to revenue.

The $399.7 million reduction to revenue resulting from the December 31, 2020 waiver was determined based upon a probability assessment of whether the underlying shares would have vested under the terms of the 2017 Amazon Warrant. Based upon the Company’s projections of probable future cash collections from Amazon (i.e., a Type I share based payment modification), a reduction of revenue associated with 5,354,905 of the 2017 Amazon Warrant Shares was recognized at their previously measured November 2, 2020 fair value of $10.57 per warrant. A reduction of revenue associated with the remaining 12,730,490 of the 2017 Amazon Warrant Shares was recognized at their December 31, 2020 fair value of $26.95 each, based upon the Company’s assessment that associated future cash collections from Amazon were not deemed probable (i.e., a Type III share-based payment modification).

The $399.7 million reduction to revenue was recognized during the year ended December 31, 2020 because the Company concluded such amount was not recoverable from the margins expected from future purchases by Amazon under the 2017 Amazon Warrant, and no exclusivity or other rights were conferred to the Company in connection with the December 31, 2020 waiver. Additionally, for the year ended December 31, 2020, the Company recorded a reduction to the provision for warrants of $12.8 million in connection with the release of the service loss accrual.

The 2017 Amazon Warrant was exercised with respect to 24,704,450 and 17,461,994 shares of the Company’s common stock as of December 31, 2022 and 2021, respectively.

At both December 31, 2022 and December 31, 2021, 55,286,696 of the 2017 Amazon Warrant Shares had vested. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2017 Amazon Warrant during the years ended December 31, 2022, 2021, and 2020 was $0.4 million, $0.5 million and $420.0 million, respectively.

The exercise price for the first and second tranches of the 2017 Amazon Warrant Shares was $1.1893 per share.  The exercise price of the third tranche of the 2017 Amazon Warrant Shares was $13.81 per share, which was determined pursuant to the terms of the 2017 Amazon Warrant as an amount equal to 90% of the 30-day volume weighted average share price of the Company’s common stock as of November 2, 2020, the final vesting date of the second tranche of the 2017 Amazon Warrant Shares. The 2017 Amazon Warrant is exercisable through April 4, 2027. The 2017 Amazon Warrant provides for net share settlement that, if elected by the holder, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The 2017 Amazon Warrant provides for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. The 2017 Amazon Warrant is classified as an equity instrument.

Fair value of the 2017 Amazon Warrant at December 31, 2020 and November 2, 2020 was based on the Black Scholes Option Pricing Model, which is based, in part, upon level 3 unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. All 2017 Amazon Warrant Shares were fully vested as of December 31, 2020.

The Company used the following assumptions for its 2017 Amazon Warrant:

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

The majority of the Walmart Warrant Shares will vest based on Walmart’s payment of up to $600.0 million to the Company in connection with Walmart’s purchase of goods and services from the Company. The first tranche of 5,819,652 Walmart Warrant Shares vested upon the execution of the Walmart Warrant and was fully exercised as of December 31, 2020. Accordingly, $10.9 million, the fair value of the first tranche of Walmart Warrant Shares, was recorded as a provision for common stock warrants and presented as a reduction to revenue on the consolidated statements of operations during 2017. All future provision for common stock warrants is measured based on their grant-date fair value and recorded as a charge against revenue. The second tranche of 29,098,260 Walmart Warrant Shares vests in four installments of 7,274,565 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Walmart Warrant Shares is $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Walmart Warrant Shares will be an amount per share equal to 90% of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Walmart Warrant Shares, provided that, with limited exceptions, the exercise price for the third tranche will not be lower than $1.1893. The Walmart Warrant is exercisable through July 20, 2027.

The Walmart Warrant provides for net share settlement that, if elected by the holder, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Walmart Warrant provides for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. The Walmart Warrant is classified as an equity instrument. The warrant had been exercised with respect to 13,094,217 shares of the Company’s common stock as of both December 31, 2022 and 2021.

At December 31, 2022 and December 31, 2021, 27,643,347 and 20,368,782 of the Walmart Warrant Shares had vested, respectively.  The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the years ended December 31, 2022, 2021, and 2020 $7.1 million, $6.1 million, and $5.0 million, respectively.

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

The Company used the following assumptions for its Walmart Warrant:

January 1, 2019
Risk-free interest rate	2.63%
Volatility	95.00%
Expected average term	8.55
Exercise price	$2.12
Stock price	$1.24

The assumptions used to calculate the valuations of the final tranche of the Walmart Warrant as of December 31, 2022 are as follows:

December 31, 2022
Risk-free interest rate	3.92%
Volatility	75.00%
Expected average term	3.5 years
Exercise price	$11.13
Stock price	$12.37

Operating and Finance Lease Liabilities

As of December 31, 2022, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1 to the consolidated financial statements, “Nature of Operations”) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.  At the end of the lease term, the leased assets may be returned to the lessor by the Company, the Company may negotiate with the lessor to purchase the assets at fair market value, or the Company may negotiate with the lessor to renew the lease at market rental rates.  No residual value guarantees are contained in the leases.  No financial covenants are contained within the lease, however there are customary operational covenants such as assurance the Company properly maintains the leased assets and carries appropriate insurance, etc.  The leases include credit support in the form of either cash, collateral or letters of credit.  See Note 21 to the consolidated financial statements, “Commitments and contingencies,” for a description of cash held as security associated with the leases.

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.  The fair value of this finance obligation approximated the carrying value as of December 31, 2022.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of December 31, 2022 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
2023	$82,019	$10,901	$92,920
2024	81,157	10,851	92,008
2025	76,444	13,763	90,207
2026	67,951	10,904	78,855
2027	53,741	6,947	60,688
2028 and thereafter	96,147	—	96,147
Total future minimum payments	457,459	53,366	510,824
Less imputed interest	(137,094)	(7,230)	(144,324)
Total	$320,365	$46,137	$366,500

Rental expense for all operating leases was $67.6 million, $38.6 million, and $22.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

At December 31, 2022 and 2021, security deposits associated with sale/leaseback transactions were $5.8 million and $3.5 million, respectively, and were included in other assets in the consolidated balance sheet.

Other information related to the operating leases are presented in the following table:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Cash payments (in thousands)	$63,214	$37,463
Weighted average remaining lease term (years)	6.52	5.60
Weighted average discount rate	11.2%	10.9%

Finance lease costs include amortization of the right of use assets (i.e., depreciation expense) and interest on lease liabilities (i.e., interest and other expense, net in the consolidated statement of operations), and were $6.2 and $2.1 million for the year ended December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, the right of use assets associated with finance leases, net was $53.7 million and $33.9 million, respectively.  The accumulated depreciation for these right of use assets was $4.7 million and $1.5 million at December 31, 2022 and 2021, respectively.

Other information related to the finance leases are presented in the following table:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Cash payments (in thousands)	$9,033	$3,648
Weighted average remaining lease term (years)	3.92	4.56
Weighted average discount rate	6.7%	6.7%

The Company has outstanding obligations to Wells Fargo under several Master Lease Agreements totaling $159.5 million at December 31, 2022. These outstanding obligations are included in operating lease liabilities, and finance obligations on the consolidated balance sheets.

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $383.7 million and $275.1 million, respectively, was required to be restricted as security as of December 31, 2022 and 2021, which will be released over the lease term. As of December 31, 2022 and 2021, the Company also had certain letters of credit backed by security deposits totaling $379.6 million and $286.0 million, respectively, that are security for the above noted sale/leaseback agreements.

As of December 31, 2022 and 2021, the Company had $75.5 and $67.7 million, respectively, held in escrow related to the construction of certain hydrogen plants.

The Company also had $5.0 million, $2.3 million, and $1.8 million of consideration held by our paying agent in connection with the Applied Cryo, Joule, and CIS acquisitions, respectively, reported as restricted cash as of December 31, 2022, with a corresponding accrued liability on the Company’s consolidated balance sheet. Additionally, the Company had $10.8 million in restricted cash as collateral resulting from the Frames acquisition as of December 31, 2022.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of and during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, accrual for service loss contracts, common stock warrants. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about (1) the carrying values of assets and liabilities and (2) the amount of revenue and expenses realized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following are our most critical accounting estimates and assumptions the Company must make in the preparation of our consolidated financial statements and related notes thereto.

Revenue Recognition

The Company enters into contracts that may contain one or a combination of fuel cell systems and infrastructure, installation, maintenance, spare parts, fuel delivery and other support services. Contracts containing fuel cell systems and related infrastructure may be sold directly to customers or provided to customers under a PPA. The Company also enters into contracts that contain electrolyzer stacks, systems, maintenance, and other support services.

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

Payment terms for sales of fuel cells, infrastructure, and service to customers are typically 30 to 90 days from shipment of the goods. Payment terms on electrolyzer systems are typically based on achievement of milestones over the term of the contract with the customer. Sale/leaseback transactions with financial institutions are invoiced and collected upon transaction closing. Service is prepaid upfront in a majority of the arrangements. The Company does not adjust the transaction price for a significant financing component when the performance obligation is expected to be fulfilled within a year.

The Company has issued to each of Amazon.com NV Investment Holdings LLC and Walmart warrants to purchase shares of the Company’s common stock. The Company presents the provision for common stock warrants within each revenue-related line item on the consolidated statements of operations. This presentation reflects a discount that those common stock warrants represent, and therefore revenue is net of these non-cash charges.  The provision of common stock warrants is allocated to the relevant revenue-related line items based upon the expected mix of the revenue for each respective contract. See Note 17 to the consolidated financial statements, “Warrant Transaction Agreements,’ for more details.

Nature of goods and services

The following is a description of principal activities from which the Company generates its revenue.

(i)	Sales of Fuel Cell Systems, Related Infrastructure and Equipment

Revenue from sales of fuel cell systems, related infrastructure, and equipment represents sales of our GenDrive units, GenSure stationary backup power units, as well as hydrogen fueling infrastructure.

The Company uses a variety of information sources in determining standalone selling prices for fuel cells systems and the related infrastructure. For GenDrive fuel cells, given the nascent nature of the Company’s market, the Company considers several inputs, including prices from a limited number of standalone sales as well as the Company’s negotiations with customers. The Company also considers its costs to produce fuel cells as well as comparable list prices in estimating standalone selling prices. The Company uses applicable observable evidence from similar products in the market to determine standalone selling prices for GenSure stationary backup power units and hydrogen fueling infrastructure. The determination of standalone selling prices of the Company’s performance obligations requires significant judgment, including periodic assessment of pricing approaches and available observable evidence in the market. Once relative standalone selling prices are determined, the Company proportionately allocates the transaction price to each performance obligation within the customer arrangement based upon standalone selling price. The allocated transaction price related to fuel cell systems and spare parts is recognized as revenue at a point in time which usually occurs upon delivery (and occasionally at time of shipment). Revenue on hydrogen infrastructure installations is generally recognized at the point at which transfer of control passes to the customer, which usually occurs upon customer acceptance of the hydrogen infrastructure. The Company uses an input method to determine the amount of revenue to recognize during each reporting period when such revenue is recognized over time, based on the costs incurred to satisfy the performance obligation.

(ii) Sales of Electrolyzer Systems and Solutions

Revenue from sales of electrolyzer systems and solutions represents sales of electrolyzer stacks and systems used to generate hydrogen for various applications including mobility, ammonia production, methanol production, power to gas, and other uses.

The Company uses a variety of information sources in determining standalone selling prices for electrolyzer systems solutions. Electrolyzer stacks are typically sold on a standalone basis and the standalone selling price is the contractual price with the customer. Electrolyzer systems are sold either on a standalone basis or with an extended service agreement and other equipment. The Company uses an adjusted market assessment approach to determine the standalone selling price of electrolyzer systems when sold with extended service or other equipment. This includes considering both standalone selling prices of the systems by the Company and available information on competitor pricing on similar products. The determination of standalone selling prices of the Company’s performance obligations requires judgment, including periodic assessment of pricing approaches and available observable evidence in the market. Once relative standalone selling prices are determined, the Company proportionately allocates the transaction price to each performance obligation within the customer arrangement based upon standalone selling price. Revenue on electrolyzer systems and stacks is generally recognized at the point at which transfer of control passes to the customer, which usually occurs upon title transfer at shipment or delivery to the customer location. In certain instances, control of electrolyzer systems transfers to the customer over time, and the related revenue is recognized over time as the performance obligation is satisfied. We recognize revenue over time when contract performance results in the creation of a product for which we do not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. In these instances, we use an input measure (cost-to-total cost or percentage-of-completion method) of progress to determine the amount of revenue to recognize during each reporting period based on the costs incurred to satisfy the performance obligation.

Payments received from customers are recorded within deferred revenue and customer deposits in the consolidated balance sheets until control is transferred. The related cost of such product and installation is also deferred as a component of deferred cost of revenue in the consolidated balance sheets until control is transferred.

(iii) Services performed on fuel cell systems and related infrastructure

Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. The Company uses an adjusted market assessment approach to determine standalone selling prices for services. This approach considers market conditions and constraints, as well as objectives while maximizing the use of available observable inputs obtained from a limited number of historical standalone service renewal prices and negotiations with customers. The transaction price allocated to services as discussed above is generally recognized as revenue over time on a straight-line basis over the expected service period, as customers simultaneously receive and consume the benefits of routine, recurring maintenance performed throughout the contract period.

In substantially all of its transactions, the Company sells extended maintenance contracts that generally provide for a five-to-ten-year service period from the date of product installation in exchange for an up-front payment. Services include monitoring, technical support, maintenance and related services. These services are accounted for as a separate performance obligation, and accordingly, revenue generated from these transactions, subject to the proportional allocation of transaction price, is deferred and recognized as revenue over the term of the contract, generally on a straight-line basis. Additionally, the Company may enter into annual service and extended maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized as revenue on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract. When costs are projected to exceed revenues over the life of the extended maintenance contract, an accrual for loss contracts is recorded.  As of December 31, 2022 and 2021, the Company recorded a loss accrual of $81.1 million and $89.8 million, respectively. Costs are estimated based upon historical experience and consider the estimated impact of the Company’s cost reduction initiatives, if any. The actual results may differ from these estimates.  See “Extended Maintenance Contracts” below.

Extended maintenance contracts generally do not contain customer renewal options. Upon expiration, customers may either negotiate a contract extension or switch to purchasing spare parts and maintaining the fuel cell systems on their own.

(iv)	Power Purchase Agreements (“PPAs”)

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

In conjunction with entering into a PPA with a customer, the Company may enter into a separate transaction with third-party financial institutions in which the Company receives proceeds from the sale/leaseback transactions of the equipment and the sale of future service revenue. The proceeds from the financial institution are allocated between the sale of equipment and the sale of future service revenue based on the relative standalone selling prices of equipment and service.  The proceeds allocated to the sale of future services are recognized as finance obligations.  The proceeds allocated to the sale of the equipment are evaluated to determine if the transaction meets the criteria for sale/leaseback accounting. To meet the sale/leaseback criteria, control of the equipment must transfer to the financial institution, which requires among other criteria the leaseback to meet the criteria for an operating lease and the Company must not have a right to repurchase the equipment (unless specific criteria are met). These transactions typically meet the criteria for sale/leaseback accounting and accordingly, the Company recognizes revenue on the sale of the equipment, and separately recognizes the leaseback obligations.

The Company recognizes an operating lease liability for the equipment leaseback obligation based on the present value of the future payments to the financial institutions that are attributed to the equipment leaseback.  The discount rate used to determine the lease liability is the Company’s incremental borrowing rate.  The Company also records a right of use asset which is amortized over the term of the leaseback.  Rental expense is recognized on a straight-line basis over the life of the leaseback and is included as a cost of PPA revenue on the consolidated statements of operations.

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

In determining whether the sales of fuel cells and other equipment to financial institutions meet the requirements for revenue recognition under sale/leaseback accounting, the Company, as lessee, determines the classification of the lease. The Company estimates certain key inputs to the associated calculations such as: 1) discount rate used to determine the present value of future lease payments, 2) fair value of the fuel cells and equipment, and 3) useful life of the underlying asset(s):

●	ASC Topic 842 requires a lessee to discount its future lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in its leases because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate to estimate the discount rate for each lease. Adjustments that considered the Company’s actual borrowing rate, inclusive of securitization, as well as borrowing rates for companies of similar credit quality were applied in the determination of the incremental borrowing rate.

●	In order for the lease to be classified as an operating lease, the present value of the future lease payments cannot exceed 90% of the fair value of the leased assets. The Company estimates the fair value of the lease assets using the sales prices.

●	In order for a lease to be classified as an operating lease, the lease term cannot exceed 75% (major part) of the estimated useful life of the leased asset. The average estimated useful life of the fuel cells is 10 years, and the average estimated useful life of the hydrogen infrastructure is 20 years. These estimated useful lives are compared to the term of each lease to determine the appropriate lease classification.

(v)	Fuel Delivered to Customers

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

Impairment of Long-Lived Assets

Property, equipment, leasehold improvements, and finite-lived intangible assets

Long-lived assets, such as property, equipment, leasehold improvements, and finite-lived intangible assets, are reviewed for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated, undiscounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service, the asset will be used in the Company’s operations, and (iii) estimated residual values. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

There was impairment of $0.8 million and $0 of property, equipment, leasehold improvements, or finite-lived intangible assets during the years ended December 31, 2022 and 2021, respectively.

PPA Executory Contract Considerations

We evaluate PPA assets on a quarterly basis to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain assets may not be recoverable.  PPA assets that we evaluate include right of use lease assets, equipment deployed to our PPAs, and assets related primarily to our fuel delivery business.

Upon the occurrence of a triggering event, PPA assets are evaluated to determine if the carrying amounts are recoverable.  The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups.  For operating assets, the Company has generally determined that the lowest level of identifiable cash flows is based on the customer sites.  The assets related primarily to our fuel delivery business are considered to be their own asset group.  The cash flows are estimated based on the remaining useful life of the primary asset within the asset group.

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

If the estimated undiscounted future net cash flows for a given asset group are less than the carrying amount of the related asset group, an impairment loss is determined by comparing the estimated fair value with the carrying amount of the asset group. The impairment loss is then allocated to the assets in the asset group based on the asset’s relative carrying amounts. However, assets are not impaired below their then estimated fair values. Fair value is generally determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as well as year-over-year trends in pricing of our new equipment and overall evaluation of our industry and market, as considered necessary. The Company considers these indicators with certain of its own internal indices and metrics in determining fair value in light of the nascent state of the Company’s market and industry. The estimate of fair value represents our best estimates of these factors and is subject to variability.  Changes to our key assumptions related to future performance and other economic and market factors could adversely affect our impairment evaluation.

The Company has determined that the assets deployed for certain PPA arrangements, as well as certain assets related to the delivery of fuel to customers, are not recoverable based on the undiscounted estimated future cash flows of the asset group, and an expense of $4.4 million was recorded to the impairment of long-lived assets on the income statement. However, the estimated fair value of the assets in these asset groups equal or exceed the carrying amount of the assets or otherwise limit the amount of impairment that would have been recognized. The Company has identified the primary source of the losses for certain PPA arrangements to be the maintenance components of the PPA arrangements and the impact of customer warrant non-cash provisions. As the PPA arrangements are considered to be executory contracts and there is no specific accounting guidance that permits loss recognition for these revenue contracts, the Company has not recognized a provision for the expected future losses under these revenue arrangements. The Company expects that it will recognize future losses for these arrangements as it continues its efforts to reduce costs of delivering the maintenance component of these arrangements. The Company has estimated total future revenues and costs for these types of arrangements based on existing contracts and leverage of the related assets. For the future estimates, the Company used service cost estimates for extended maintenance contracts and customer warrant provisions at rates consistent with experience to date. The terms for the underlying estimates vary but the average residual term on the existing contracts is 5 years.

Extended Maintenance Contracts

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for fuel cell systems and related infrastructure that has been sold. We measure loss accruals at the customer contract level. The expected revenues and expenses for these contracts include all applicable expected costs of providing services over the remaining term of the contracts and the related unearned net revenue. A loss is recognized if the sum of expected costs of providing services under the contract exceeds related unearned net revenue and is recorded as a provision for loss contracts related to service in the consolidated statements of operations. A key component of these estimates is the expected future service costs. In estimating the expected future service costs, the Company considers its current service cost level and applies judgement related to certain cost saving estimates that have been implemented in the field. The expected future cost savings will be primarily dependent upon the success of the Company’s initiatives related to increasing stack life and achieving better economies of scale on service labor. If the expected cost saving initiatives are not realized, this will increase the costs of providing services and could adversely affect our estimated contract loss accrual. Further, as we continue to work to improve quality and reliability; however, unanticipated additional quality issues or warranty claims may arise and additional material charges may be incurred in the future. These quality issues could also adversely affect our contract loss accrual. The Company has undertaken and will soon undertake several other initiatives to extend the life and improve the reliability of its equipment. As a result of these initiatives and our additional expectation that the increase in certain costs will abate, the Company believes that its contract loss accrual is sufficient. However, if elevated service costs persist, the Company will adjust its estimated future service costs and increase its contract loss accrual estimate. If actual service costs over the remaining term of existing extended maintenance contracts are 10% more or 10% less than those estimated in the determination of the loss accrual for fuel cell systems and related infrastructure at December 31, 2022, the loss accrual would be approximately $15.2 million higher or $14.4 million lower, respectively.

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

Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon and Walmart as discussed in Note 17, “Warrant Transaction Agreements.” The Company adopted FASB ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which requires entities to measure and classify share-based payment awards granted to a customer by applying the guidance under Topic 718, as of January 1, 2019.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2020, ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This update was effective starting March 12, 2020 and the Company may elect to apply the amendments prospectively through December 31, 2022. The adoption of this standard is not expected to have a material impact on the

Company’s consolidated financial statements. During the fourth quarter of fiscal year 2022, the Company adopted the optional relief guidance provided under this ASU after modifying certain debt to update the  reference rate from LIBOR to Secured Overnight Financing Rate (SOFR). This caused a temporary mismatch in our interest rate swap and debt for a period of time. The application of this expedient preserves the presentation of the derivatives consistent with past presentation.

In October of 2021, ASU No. 2021-08- Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers was issued. The standard update provides an exception to the fair value measurement for revenue contracts acquired in a business combination. The Company has elected to early adopt the standards update as of the fourth quarter of 2021.

On January 1, 2021, we early adopted ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) using the modified retrospective approach. Consequently, the Company’s 3.75% Convertible Senior Notes due 2025 (the “3.75% Convertible Senior Notes”) is now accounted for as a single liability measured at its amortized cost. This accounting change removed the impact of recognizing the equity component of the Company’s convertible notes at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization. Future interest expense of the convertible notes will be lower as a result of adoption of this guidance and net loss per share will be computed using the if-converted method for convertible instruments. The cumulative effect of the accounting change upon adoption on January 1, 2021 increased the carrying amount of the 3.75% Convertible Senior Notes by $120.6 million, reduced accumulated deficit by $9.6 million and reduced additional paid-in capital by $130.2 million.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In March 2020, ASU 2020-03, Codification Improvements to Financial Instruments, was issued to make various codification improvements to financial instruments to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. This update will be effective at various dates beginning with date of issuance of this ASU. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Equity Risk

As of December 31, 2022, the Company is exposed to market risk with respect to our portfolio of marketable securities with a fair value of $134.8 million. These securities are exposed to market volatilities, changes in price and interest rates.

Credit Risk

As of December 31, 2022 and 2021, our cash and cash equivalents were maintained with financial institutions in which our current deposits are in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and available-for-sale securities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the 5.5% Notes Capped Call and the 3.75% Notes Capped Call purchased in March 2018 and May 2020, respectively, related to the issuance of the 5.5% Convertible Senior Notes and 3.75% Convertible Senior Notes. Additionally, the Company purchased a Common Stock Forward in March 2018 in conjunction with the issuance of the 5.5% Convertible Senior Notes. That Common Stock Forward was extended upon issuance of the 3.75% Convertible Senior Notes.

Foreign Currency Exchange Rate Risk

Portions of our revenue and operating expenses that are incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Our exposure to changes in foreign currency rates is primarily related to operations of Plug Power Europe, our French subsidiary, that develops and sells hydrogen fuel cell systems for the European material handling market. Additionally, our wholly-owned subsidiary, Frames, is headquartered in the Netherlands. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations and comprehensive loss. We also have three joint ventures (1) an investment in HyVia, a joint venture with Renault that plans to manufacture and sell FCELCVs and to supply hydrogen fuel and fueling stations to support the FCE-LCV market primarily in Europe, (2) an investment in AccionaPlug S.L., a joint venture with Acciona, and (3) an investment in SK Hyverse, a joint venture with SK E&S. Our exposure to foreign currency can give rise to foreign exchange risk resulting from our equity method investments with HyVia and Acciona, which both operate in Europe, and SK Hyverse which operates in Asia. Our HyVia, AccionaPlug S.L. and SK Hyverse exposure presently is immaterial as we have not yet commenced commercial activities.

Inflation Risk

Inflationary factors, such as increases in our cost of goods sold and operating expenses, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin and selling and marketing and operating expenses as a percentage of our revenue if the selling prices of our products do not increase as much as or more than these increased costs.

Item 8.  Financial Statements and Supplementary Data

The Company’s consolidated financial statements and related notes, together with the report of independent registered public accounting firm, appear at pages F-1 through F-62 of this Annual Report on Form 10-K for the year ended December 31, 2022 and are incorporated by reference in this Item 8.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were not effective because of material weaknesses in internal control over financial reporting described below.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our consolidated balance sheets as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of years in the three-year period ended December 31, 2022, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report on Form 10-K, in conformity with GAAP.

Previously disclosed material weaknesses

During fiscal years 2021 and 2022, with the oversight of the Audit Committee of the Board of Directors, the Company began implementing a remediation plan to address the material weaknesses identified as of December 31, 2021. The Company expanded its finance and accounting team, including hiring a number of additional individuals with the requisite technical accounting and finance knowledge and experience to assist with the enhancement and implementation of internal control policies and procedures related to the accounting matters in our business.

As dedicated resources have been onboarded to address the previously disclosed material weaknesses, we are now able to conduct an effective risk assessment process that is responsive to changes in the Company’s operating environment and business.  These dedicated resources have allowed us to implement enhanced process-level controls around the accounting for the a) presentation of operating expenses; b) accrual for loss contracts related to service; c) identification of adjustments to physical inventory; and d) proper capitalization of inventory costs. Lastly, due to the additional information technology resources hired, we were able to implement certain general information technology controls over our information technology system used in calculating fuel billings.  Management has determined that these enhancements to our risk management process, and enhancements to certain process-level controls and information technology controls, are operating effectively and consider the risk management process, process-level and general information technology material weaknesses identified in the prior year to be remediated as of December 31, 2022.

Despite the progress discussed above, during 2021 and 2022 there were several matters that hindered our ability to fully remediate all of the material weaknesses that were identified in the prior year. These include:

a)	We completed the acquisition of four private companies for approximately $400 million, with the two largest acquisitions completed late in 2021, and have established four new joint ventures. Some of the acquisitions and the joint ventures include an international footprint. These activities have resulted in delays in implementing certain control activities on a consistent basis across all of our subsidiaries.

b)	We experienced significant growth in our market offerings, geographic footprint, and our business operations, which has resulted in an increase in the volume of complex and non-routine transactions that require additional specialized technical accounting resources that we were not able to source in a timely manner;

c)	The onboarding of over 60 accounting and finance personnel since March of 2021 to address the prior year material weaknesses resulted in delays in the timeliness of executing controls, or controls activities were performed without sufficiently documented supporting evidence of their operating effectiveness. We believe that these added resources and the implementation of newly designed controls require additional time to demonstrate operating effectiveness; and

d)	Given the growth and increased complexity in our company and markets discussed above, we experienced delays in control testing that negatively impacted the timing of identifying deficiencies, limiting management’s ability to provide appropriate oversight, monitoring and enforcement of corrective actions.

While we believe that our efforts have improved our internal control over financial reporting and resulted in the remediation of certain of the material weaknesses identified as of December 31, 2021, remediation of the material weaknesses as of December 31, 2022, will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

Management’s Report on Internal Control

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting.

The Company acquired Joule Processing LLC, Alloy Custom Products, LLC and WesMor Cryogenics, LLC (together, the “Acquired Companies”) during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, the internal controls of the Acquired Companies, which represent total assets of $113.1 million (or 2.1% of our total assets exclusive of acquired intangible assets and goodwill) and total revenues of $40.2 million (or 5.7% of our consolidated revenues) included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022.

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

The Company has determined certain material weaknesses exist as of December 31, 2022, in three components of internal control based on criteria established in the COSO framework.

The Company has identified a deficiency in one of the principles associated with the Control Environment component of the COSO framework, specifically relating to a lack of a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities surrounding complex and non-routine transactions.  Because of the need for additional technical accounting resources, the Company also identified a deficiency in the principles associated with the Control Activities component of the COSO framework, specifically relating to design and deploying control activities through internal control policies that establish what is expected and procedures that put policies into action. Additionally, management identified a deficiency in one of the principles associated with the Monitoring component of the COSO framework, specifically relating to selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning.

The above control deficiencies constitute material weaknesses, either individually or in the aggregate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP’s report appears is included herein.

2023 Remediation Plans

Management’s remediation plan to address the control deficiencies existing as of December 31, 2022, includes the following:

●	Continuing to hire qualified technical accounting and financial reporting personnel with public company experience to perform control activities surrounding complex and non-routine transactions;

●	The Company will continue the process of implementing or enhancing control activities for our acquired companies;

●	The Company will enhance the design of its controls over non-routine, complex transactions, and control activities that involve the use of third parties;

●	During the second quarter of 2022, the Company hired an Internal Audit Director, with experience in testing internal control over financial reporting process, who will be implementing an annual audit plan that includes monitoring and operation of internal controls, and addressing control deficiencies. The Company plans to hire additional internal audit resources with auditing internal controls to assist with the monitoring of control activities; and

●	We started the process to implement a new ERP system which will provide a stronger internal control infrastructure for financial reporting and for our internal control procedures.

As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above and the remediation of certain of the material weaknesses that existed as of December 31, 2021, there were no changes during the quarter ended December 31, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Plug Power Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Plug Power Inc, and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Joule Processing LLC, Alloy Custom Products, LLC and WesMor Cryogenics, LLC which were acquired during 2022, and whose financial statements constitutes 2.1% of total assets, 5.7% of revenues of the consolidated financial statements as of and for the year ended December 31, 2022.  Accordingly, our audit did not include the internal control over financial reporting at Joule Processing LLC, Alloy Custom Products, LLC and WesMor Cryogenics, LLC.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: a deficiency in the principle associated with the control environment component of the COSO framework which, either individually or in the aggregate, constitute a material weakness relating to a lack of a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities surrounding complex and non-routine transactions.  In addition, deficiencies in the principles associated with the control activities component of the COSO framework, which, either individually or in the aggregate, constitute a material weakness relating to the design and deployment of control activities through internal control policies that establish what is expected and procedures that put policies into action.  In addition, a deficiency in a principle associated with the monitoring component of the COSO framework, which, either individually or in the aggregate, constitute a material weakness relating to selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Rochester, NY

March 1, 2023

Item 9B.  Other Information

On February 28, 2023, the Board of Directors (the “Board”) of the Company, in connection with the new SEC rules and changes to the Exchange Act, regarding universal proxy cards, certain recent changes to the Delaware General Corporation Law (the "DGCL"), and a periodic review of corporate governance matters, approved and adopted amended and restated bylaws of the Company (as so amended and restated, the “Fifth Amended and Restated Bylaws”), effective as of such date.

The Fifth Amended and Restated Bylaws, among other things:

●	Clarify that the Board may determine that a meeting of stockholders may be conducted solely by means of remote communication. (Article I, Section 1)
●	Address matters relating to Rule 14a-19 under the Exchange Act (the "Universal Proxy Rules"), including requiring: (a) the stockholder’s nomination notice to include a representation that it intends to solicit proxies from stockholders representing at least 67% of the voting power of shares entitled to vote on the election of directors; (b) the stockholder to comply with the Universal Proxy Rules and provide reasonable evidence thereof prior to the stockholder meeting; and (c) the stockholder to use a proxy card color other than white, which is reserved for the exclusive use of the Board. (Article I, Sections 2 and 6)
●	Enhance the informational and procedural requirements in connection with stockholder proposals and stockholder director nominations, including: (a) requiring additional information about the stockholder making the director nomination or proposal; (b) requiring additional information about the stockholder proposed business and/or director nominee; and (c) providing that the number of nominees a stockholder may nominate for election at the annual meeting of the stockholders may not exceed the number of directors to be elected at such annual meeting. (Article I, Section 2)
●	Modify the provisions relating to adjournment procedures and availability of lists of stockholders entitled to vote at stockholder meetings, in each case, to reflect recent amendments to the DGCL. (Article I, Sections 4 and 8)
●	Provide that any proxies received for disqualified or withdrawn Board nominees will be treated as abstentions. (Article I, Section 6)
●	Clarify the powers of the chair of a stockholder meeting, including with respect to the chair’s ability to prescribe rules and regulations for the conduct of the meeting. (Article I, Section 9)
●	Clarify the manner in which vacancies on the Board may be filled. (Article II, Section 4)
●	Establish that the Board may designate a presiding director who presides over Board meetings. (Article II, Section 14)
●	Provide that the Board (or a committee thereof) may fix the compensation of the Company’s officers and that any one person may hold any number of officer roles. (Article III, Section 1)
●	Amend the director resignation and removal provisions to grant the Board authority with respect to compensation following a resignation or removal. (Article III, Section 5)
●	Provide that the Company may enter into stock transfer agreements, as permitted by the DGCL. (Article IV, Section 3)
●	Modify the provisions related to the indemnification of directors and officers, including the permissibility of advancement of expenses and the contractual nature of indemnification. (Article V)
●	Clarify that the Board determines the Company’s fiscal year. (Article VI, Section 1)
●	Add a federal forum provision to designate the federal district courts as the exclusive forum for matters arising under the Securities Act of 1933, as amended, and the Exchange Act. (Article VI, Section 8)
●	Make various other updates, including ministerial and conforming changes and changes to clarify the Company’s ability to conduct business by means of remote communication.

The foregoing description of the Fifth Amended and Restated Bylaws is qualified in its entirety by the full text of the Fifth Amended and Restated Bylaws filed as Exhibit 3.9 hereto and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference from the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Code of Conduct

We have adopted a code of conduct applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of conduct is a “code of ethics” as defined in Item 406(b) of Regulation S-K and embodies our principles and practices relating to the ethical conduct of our business and our long-standing commitment to honesty, fair dealing and full compliance with all laws affecting our business.  In the event that we amend or waive certain provisions of our code of conduct in a manner that requires disclosure under applicable rules, we intend to provide such required disclosure on our website in accordance with applicable SEC and NASDAQ Rules.  Our code of ethics is available on our website at www.plugpower.com under Investor Relations — Governance — Governance Documents — Code of Conduct. Our website is not incorporated into or a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information regarding securities authorized for issuance under equity compensation plans (which is set forth below), the information required under this item is incorporated herein by reference from the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information, as of December 31, 2022, about the shares of our common stock that may be issued upon the exercise of options and restricted stock under the Company’s 2021 Stock Option and Incentive Plan, as amended, (the “2021 Stock Option Plan”):

	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)		(b) (1)	(c)
Equity compensation plans approved by security holders	26,830,251	(2)	$17.76	13,218,775
Equity compensation plans not approved by security holders	768,018	(3)	$4.26	—
Total	27,598,269			13,218,775
(1)	The weighted-average exercise price is calculated solely based on outstanding options.
(2)	Represents 19,851,548 shares underlying outstanding options issued under the 2021 Stock Option Plan and 6,978,703 shares underlying outstanding options issued under the 2011 Stock Option Plan. The amounts reported in the table do not include 4,837,722 shares of restricted stock granted under the 2021 Stock Option Plan and 1,351,987 shares of restricted stock granted under the 2011 Stock Option Plan.

(3)	Included in equity compensation plans not approved by stockholders are shares granted to new employees for key positions within the Company. No specific shares have been allocated for this purpose, but rather equity awards are approved by the Company’s Board of Directors in specific circumstances.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference from the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 14.  Principal Accounting Fees and Services

Our independent public accounting firm is Deloitte & Touche LLP, Rochester, New York, United States, PCAOB Audit ID 34.

The information required under this item is incorporated herein by reference from the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

15(a)(1) Financial Statements

The financial statements and notes are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

15(a)(2) Financial Statement Schedules

Schedules have been omitted as they are not applicable, or the required information or equivalent information has been included in the Consolidated Financial Statements or the notes thereto.

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

3.9*	Fifth Amended and Restated Bylaws of Plug Power Inc.

4.1

Specimen certificate for shares of common stock, $.01 par value, of Plug Power Inc. (filed as Exhibit 4.1 to Plug Power Inc.’s Registration Statement on Form S-1 (File Number 333-86089) and incorporated by reference herein)

Exhibit No.	Description
4.2

Indenture, dated as of May 18, 2020, between Plug Power Inc. and Wilmington Trust, National Association (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2020 and incorporated by reference herein)

4.3	Form of 3.75% Convertible Senior Notes due June 1, 2025 (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2020 and incorporated by reference herein)

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

4.7

Description of the Registrant's securities registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.6 to Plug Power Inc.’s Annual Report on Form 10-K filed on May 14, 2021 and incorporated by reference herein)

10.1#	Employee Stock Purchase Plan (filed as Exhibit 10.34 to Plug Power Inc.’s Registration Statement on Form S-1 (File Number 333-86089) and incorporated by reference herein)

10.2#	Form of Director Indemnification Agreement (filed as Exhibit 10.2 to Plug Power Inc.’s Annual Report on Form 10-K filed on May 14, 2021 and incorporated by reference herein)

10.3#	Form of Officer Indemnification Agreement (filed as Exhibit 10.3 to Plug Power Inc.’s Annual Report on Form 10-K filed on May 14, 2021 and incorporated by reference herein)

10.4#

Employment Agreement, dated as of April 7, 2008, between Andrew Marsh and Plug Power Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 7, 2008 and incorporated by reference herein)

10.5#

Executive Employment Agreement, dated as of May 5, 2008, between Gerard L. Conway, Jr. and Plug Power Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2008 and incorporated by reference herein)

10.6#

Executive Employment Agreement, dated as of October 23, 2013, between Keith C. Schmid and Plug Power Inc. (filed as Exhibit 99.2 to Plug Power Inc.’s Current Report on Form 8-K filed on October 29, 2013 and incorporated by reference herein)

10.7#

Executive Employment Agreement, dated as of November 6, 2014, between Paul B. Middleton and Plug Power Inc. (filed as Exhibit 99.2 to Plug Power Inc.’s Current Report on Form 8-K filed on November 12, 2014 and incorporated by reference herein)

10.8#

Executive Employment Agreement, dated as of April 16, 2019, between Sanjay Shrestha and Plug Power Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2022 and incorporated by reference herein)

Exhibit No.	Description
10.9#

Executive Employment Agreement, dated as of December 28, 2021, between Jose Luis Crespo and Plug Power Inc. (filed as Exhibit 10.8 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2022 and incorporated by reference herein)

10.10#*	Executive Employment Agreement, dated as of June 1, 2021, between David Mindnich and Plug Power Inc.

10.11#

Executive Employment Agreement, dated as of December 7, 2020, between Dirk Ole Hoefelmann and Plug Power Inc. (filed as Exhibit 10.2 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2022 and incorporated by reference herein)

10.12#	Form of Non-Qualified Stock Option Agreement for Company Employees (filed as Exhibit 10.9 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2022 and incorporated by reference herein)

10.13#

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (filed as Exhibit 10.10 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2022 and incorporated by reference herein)

10.14#

Form of Non-Qualified Stock Option Agreement for Non-U.S. Optionees (filed as Exhibit 10.2 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2022 and incorporated by reference herein)

10.15#	Form of Restricted Stock Award Agreement for Company Employees (filed as Exhibit 10.11 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2022 and incorporated by reference herein)

10.16#	Form of Restricted Stock Award Agreement for Non-Employee Directors (filed as Exhibit 10.12 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2022 and incorporated by reference herein)

10.17#

Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees (filed as Exhibit 10.2 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2022 and incorporated by reference herein)

10.18#

Form of Performance-Based Non-Qualified Stock Option Agreement for Executives Residing in the States of New York or New Jersey (filed as Exhibit 10.13 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2022 and incorporated by reference herein)

10.19#

Form of Performance-Based Non-Qualified Stock Option Agreement for Chief Executive Officer (filed as Exhibit 10.14 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2022 and incorporated by reference herein)

10.20

Purchase and Sale Agreement dated as of January 24, 2013, between Plug Power Inc. and 968 Albany Shaker Road Associates, LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 1, 2013 and incorporated by reference herein)

10.21

Amendment to Purchase and Sale Agreement dated as of March 13, 2013 between Plug Power Inc. and 968 Albany Shaker Road Associates, LLC (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on April 1, 2013 and incorporated by reference herein)

10.22

Investor Agreement, dated as of February 24, 2021, between Plug Power Inc., Grove Energy Capital LLC, SK Holdings, Co., Ltd. and SK E&S Co., Ltd. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on February 25, 2021 and incorporated by reference herein)

10.23

Transaction Agreement, dated as of April 4, 2017, between Plug Power Inc. and Amazon.com, Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 5, 2017 and incorporated by reference herein)

Exhibit No.	Description
10.24

Transaction Agreement, dated as of July 20, 2017, between Plug Power Inc. and Wal-Mart Stores, Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on July 21, 2017 and incorporated by reference herein)

10.25

Transaction Agreement, dated as of August 24, 2022, between Plug Power Inc. and Amazon.com, Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed August 25, 2022 and incorporated by reference herein)

10.26

Master Lease Agreement, dated as of June 30, 2017, between Plug Power Inc. and Wells Fargo Equipment Finance, Inc. (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on July 21, 2017 and incorporated by reference herein)

10.27

Base Call Option Confirmation, dated as of May 13, 2020, between Plug Power Inc. and Morgan Stanley & Co. LLC. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2020 and incorporated by reference herein)

10.28

Base Call Option Confirmation, dated as of May 13, 2020, between Plug Power Inc. and Wells Fargo Bank, National Association. (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2020 and incorporated by reference herein)

10.29

Forward Stock Purchase Transaction Confirmation, dated as of March 22, 2018, between Plug Power Inc. and Morgan Stanley & Co, LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on March 28, 2018 and incorporated by reference herein)

10.30

Amendment to Forward Stock Purchase Transaction, dated as of May 13, 2020, between Plug Power Inc. and Morgan Stanley & Co. LLC. (filed as Exhibit 10.3 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2020 and incorporated by reference herein)

10.31

At Market Issuance Sales Agreement, dated April 13, 2020, by and between Plug Power Inc. and B. Riley FBR, Inc. (filed as Exhibit 1.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 13, 2020 and incorporated by reference herein)

10.32

First Amended and Restated Master Lease Agreement, dated as of July 30, 2018, between Plug Power Inc. and Wells Fargo Equipment Finance, Inc. (filed as Exhibit 10.4 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2019 and incorporated by reference herein)

10.33#	2021 Stock Option and Incentive Plan (filed as Appendix B to Plug Power Inc.’s Schedule 14A Proxy Statement filed on July 9, 2021 and incorporated by reference herein)

10.34#	Amendment No. 1 to the 2021 Stock Option and Incentive Plan (filed as Appendix A to Plug Power Inc.’s Schedule 14A Proxy Statement filed on May 2, 2022 and incorporated by reference herein)

10.35

Master Lease Agreement, dated as of April 10, 2019, between Plug Power Inc. and Wells Fargo Equipment Finance, Inc. (filed as Exhibit 10.31 to Plug Power Inc.’s Annual Report on Form 10-K filed on May 14, 2021 and incorporated by reference herein)

21.1*	List of Subsidiaries of Plug Power Inc.

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of KPMG LLP

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1**	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2**	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANDREW MARSH	President, Chief Executive Officer and Director	March 1, 2023
Andrew Marsh	(Principal Executive Officer)

/s/ PAUL B. MIDDLETON	Chief Financial Officer	March 1, 2023
Paul B. Middleton	(Principal Financial Officer)

/s/ MARTIN D. HULL	Controller & Chief Accounting Officer	March 1, 2023
Martin D. Hull	(Principal Accounting Officer)

/s/ LUCAS P. SCHNEIDER	Director	March 1, 2023
Lucas P. Schneider

/s/ MAUREEN O. HELMER	Director	March 1, 2023
Maureen O. Helmer

/s/ JONATHAN M. SILVER	Director	March 1, 2023
Jonathan M. Silver

/s/ GREGORY L. KENAUSIS	Director	March 1, 2023
Gregory L. Kenausis

/s/ GEORGE C. MCNAMEE	Director	March 1, 2022
George C. McNamee

/s/ JEAN A. BUA	Director	March 1, 2023
Jean A. Bua

/s/ GARY K. WILLIS	Director	March 1, 2023
Gary K. Willis

/s/ KYUNGYEOL SONG	Director	March 1, 2023
Kyungyeol Song

/s/ KAVITA MAHTANI	Director	March 1, 2023
Kavita Mahtani

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Plug Power Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Plug Power Inc. and subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023 expressed an adverse opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Standalone Selling Price — Refer to Notes 2 and 18 of the financial statements

Critical Audit Matter Description

The Company’s contracts with customers generally contain multiple performance obligations, and the total transaction price is allocated for purposes of recognizing revenue based on relative standalone selling prices. The Company estimates standalone selling prices for fuel cells and infrastructure by considering several inputs, including prices from a limited number of standalone sales as well as the Company’s negotiations with customers. The Company also considers its costs to produce fuel cells as well as comparable list prices in estimating standalone selling prices. For services performed on fuel cells and infrastructure, the Company uses an adjusted market assessment approach that considers market conditions and constraints, pricing strategies and objectives while maximizing the use of available observable inputs obtained from a limited number of historical standalone service renewal prices and negotiations with customers. The Company recognized net revenue from the sales of fuel cells of $207.7 million, sale of hydrogen infrastructure of $141.5 million and sales of services of $35.3 million for the year ended December 31, 2022.

We identified the evaluation of the sufficiency of audit evidence obtained related to the standalone selling prices for fuel cells and infrastructure and services as a critical audit matter. Significant auditor judgment was required to evaluate the appropriateness of the estimate of standalone selling prices for fuel cells, infrastructure, as well as services performed on fuel cells and infrastructure, because of the nature of the technology, its emerging market acceptance and the Company’s limited history of selling these products and services on a standalone basis.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to Standalone Selling Price included the following, among others:

●	We obtained an understanding of the Company’s process to estimate standalone selling prices by conducting a business process walkthrough. This included obtaining an understanding related to the assessment of the relevance and reliability of the inputs mentioned above.
●	We performed sensitivity analyses of the significant assumptions used in the model to evaluate the change in standalone selling price resulting from changes in the significant assumptions.
●	We applied auditor judgment to determine the nature and extent of procedures to be performed over standalone selling prices.
●	We inquired of personnel to understand the Company’s pricing strategies, negotiations with customers, and prices that customers are willing to pay for fuel cells and services.
●	We evaluated the Company’s estimates of standalone selling prices by comparing those estimates to supporting documentation, such as a selection of historical sales transactions, correspondence with customers, and industry research.
●	We evaluated the accuracy and completeness of the data used by the Company by agreeing historical prices to executed sales transactions and to third-party information where applicable.
●	We evaluated the sufficiency of audit evidence obtained over standalone selling prices by assessing the results of procedures performed, including the appropriateness of the nature of such evidence

Loss accrual for service contracts — Refer to Note 2 of the financial statements

The Company records an accrual for loss contracts if the sum of expected costs of providing maintenance services for fuel cell systems and related infrastructure exceeds the related unearned net revenues over the remaining contract term. The Company recorded an accrual for loss contracts of $81.1 million as of December 31, 2022.  Maintenance costs are estimated in determining the accrual for loss contracts based upon current service cost levels.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to Loss Accrual for Service Contracts included the following, among others:

●	We obtained an understanding of the Company’s process to estimate the loss accrual for service contracts by conducting a business process walkthrough. This included obtaining an understanding related to the assessment of the relevance and reliability of the inputs mentioned above.
●	We inquired of operational and financial personnel to understand the technical elements of the Company’s expected future cost of providing maintenance services related to these service contracts.
●	We obtained and agreed the projected revenue associated with loss contracts and evaluated the accuracy and completeness of the information.
●	We obtained underlying documentation supporting the projected cost and compared the information to the Company’s analysis of historical cost of providing maintenance services and evaluated the accuracy and completeness of the information.
●	We recalculated the mathematical accuracy of the loss accrual for service contracts.
●	We obtained the Company’s analysis supporting the range of the possible loss accrual for service contracts, which was developed based on potential changes in assumptions.
●	We performed sensitivity analyses to related to the historical cost information used to develop the estimate of future costs.

/s/ Deloitte & Touche LLP

Rochester, NY

March 1, 2023

We have served as the Company's auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Plug Power Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Plug Power Inc. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2001 to 2022.

Albany, New York
March 1, 2022

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2022 and 2021

(In thousands, except share and per share amounts)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$690,630	$2,481,269
Restricted cash	158,958	118,633
Available-for-sale securities, at fair value (amortized cost $1,355,614 and allowance for credit losses of $0 at December 31, 2022 and amortized cost $1,242,933 and allowance for credit losses of $0 at December 31, 2021)	1,332,943	1,240,265
Equity securities	134,836	147,995
Accounts receivable	129,450	92,675
Inventory	645,636	269,163
Contract assets	62,456	38,637
Prepaid expenses and other current assets	150,389	59,888
Total current assets	3,305,298	4,448,525

Restricted cash	699,756	532,292
Property, plant and equipment, net	719,793	255,623
Right of use assets related to finance leases, net	53,742	32,494
Right of use assets related to operating leases, net	360,287	212,537
Equipment related to power purchase agreements and fuel delivered to customers, net	89,293	72,902
Contract assets	41,831	120
Goodwill	248,607	220,436
Intangible assets, net	207,725	158,208
Investments in non-consolidated entities and non-marketable equity securities	31,250	12,892
Other assets	6,694	4,047
Total assets	$5,764,276	$5,950,076

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$191,895	$92,307
Accrued expenses	156,430	79,237
Deferred revenue and other contract liabilities	131,813	116,377
Operating lease liabilities	48,861	30,822
Finance lease liabilities	8,149	4,718
Finance obligations	58,925	42,040
Current portion of long-term debt	5,142	15,252
Contingent consideration, loss accrual for service contracts, and other current liabilities	34,060	39,800
Total current liabilities	635,275	420,553

Deferred revenue and other contract liabilities	98,085	66,713
Operating lease liabilities	271,504	175,635
Finance lease liabilities	37,988	24,611
Finance obligations	270,315	211,644
Convertible senior notes, net	193,919	192,633
Long-term debt	3,925	112,794
Contingent consideration, loss accrual for service contracts, and other liabilities	193,051	139,797
Total liabilities	1,704,062	1,344,380

Stockholders’ equity:
Common stock, $0.01 par value per share; 1,500,000,000 shares authorized; Issued (including shares in treasury): 608,421,785 at December 31, 2022 and 594,729,610 at December 31, 2021	6,084	5,947
Additional paid-in capital	7,297,306	7,070,710
Accumulated other comprehensive loss	(26,004)	(1,532)
Accumulated deficit	(3,120,911)	(2,396,903)
Less common stock in treasury: 18,076,127 at December 31, 2022 and 17,074,710 at December 31, 2021	(96,261)	(72,526)
Total stockholders’ equity	4,060,214	4,605,696
Total liabilities and stockholders’ equity	$5,764,276	$5,950,076

See notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2022, 2021 and 2020

(In thousands, except share and per share amounts)

	2022	2021	2020
Net revenue:
Sales of fuel cell systems, related infrastructure and equipment	$558,932	$392,777	$(94,295)
Services performed on fuel cell systems and related infrastructure	35,280	26,706	(9,801)
Power purchase agreements	47,183	35,153	26,620
Fuel delivered to customers and related equipment	57,196	46,917	(16,072)
Other	2,849	789	311
Net revenue	701,440	502,342	(93,237)
Cost of revenue:
Sales of fuel cell systems, related infrastructure and equipment	468,057	307,157	171,404
Services performed on fuel cell systems and related infrastructure	59,365	63,729	42,524
Provision for loss contracts related to service	26,801	71,988	35,473
Power purchase agreements	144,696	102,417	64,640
Fuel delivered to customers and related equipment	194,255	127,196	61,815
Other	2,622	1,165	323
Total cost of revenue	895,796	673,652	376,179

Gross loss	(194,356)	(171,310)	(469,416)

Operating expenses:
Research and development	99,579	64,762	27,848
Selling, general and administrative	363,929	179,852	79,348
Impairment of long-lived assets	5,218	10,224	6,430
Change in fair value of contingent consideration	16,468	11,176	1,160
Total operating expenses	485,194	266,014	114,786

Operating loss	(679,550)	(437,324)	(584,202)

Interest income	37,259	4,040	765
Interest expense	(39,037)	(43,225)	(60,510)
Other expense, net	(2,303)	(765)	(739)
Realized loss on investments, net	(1,395)	(81)	—
Change in fair value of equity securities	(18,159)	6,738	—
Gain/(loss) on extinguishment of debt	(986)	—	17,686
Loss on equity method investments	(20,166)	(5,704)	—
Other gain	1,168	159	—

Loss before income taxes	$(723,169)	$(476,162)	$(627,000)

Income tax expense/(benefit)	839	(16,197)	(30,845)

Net loss attributable to the Company	$(724,008)	$(459,965)	$(596,155)

Preferred stock dividends declared	—	—	(26)

Net loss attributable to common stockholders	(724,008)	(459,965)	(596,181)

Net loss per share:
Basic and diluted	$(1.25)	$(0.82)	$(1.68)

Weighted average number of common stock outstanding	579,716,708	558,182,177	354,790,106

See notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31, 2022, 2021 and 2020

(In thousands)

	2022	2021	2020

Net loss attributable to the Company	$(724,008)	$(459,965)	$(596,155)
Other comprehensive (loss)/gain:
Foreign currency translation (loss)/gain	(4,468)	(1,315)	1,163
Change in net unrealized loss on available-for-sale securities	(20,004)	(2,668)	—
Comprehensive loss attributable to the Company, net of tax	$(748,480)	$(463,948)	$(594,992)

Preferred stock dividends declared	—	—	(26)
Comprehensive loss attributable to common stockholders	$(748,480)	$(463,948)	$(595,018)

See notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2022, 2021 and 2020

(In thousands, except share amounts)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit	Equity
December 31, 2019	318,637,560	$3,186	$1,506,953	$1,288	15,259,045	$(31,216)	$(1,350,307)	$129,904
Net loss attributable to the Company	—	—	—	—	—	—	(596,155)	(596,155)
Other comprehensive gain	—	—		1,163	—	—	—	1,163
Stock-based compensation	439,649	4	17,131	—	—	—	—	17,135
Stock dividend	5,156	—	26	—	—	—	(26)	—
Public offerings, common stock, net	78,976,250	790	1,270,872	—	—	—	—	1,271,662
Stock option exercises	18,056,200	181	41,060	—	667,023	(9,218)	—	32,023
Equity component of 3.75% Convertible Senior Notes issued, net of issuance costs and income tax expense	—	—	100,761	—	—	—	—	100,761
Purchase of capped calls	—	—	(16,253)	—	—	—	—	(16,253)
Termination of capped calls	—	—	24,158	—	—	—	—	24,158
Exercise of warrants	5,180,457	52	(52)	—	—	—	—	—
Provision for common stock warrants	—	—	439,915	—	—	—	—	439,915
Accretion of discount, preferred stock	—	—	(29)	—	—	—	—	(29)
Conversion of preferred stock	2,998,526	30	1,149	—	—	—	—	1,179
Conversion of 5.5% and 7.5% Convertible Senior Notes	30,615,615	306	62,247	—	—	—	—	62,553
Repurchase of 5.5% Convertible Senior Notes, net of income tax benefit	9,409,591	94	(50,864)	—	—	—	—	(50,770)
Common stock issued for acquisitions	9,658,465	97	49,576	—	—	—	—	49,673
December 31, 2020	473,977,469	$4,740	$3,446,650	$2,451	15,926,068	$(40,434)	$(1,946,488)	$1,466,919
Net loss attributable to the Company	—	—	—	—	—	—	(459,965)	(459,965)
Cumulative impact of Accounting Standards Update 2020-06 adoption	—	—	(130,185)	—	—	—	9,550	(120,635)
Other comprehensive loss	—	—		(3,983)	—	—	—	(3,983)
Stock-based compensation	100,662	1	76,469	—	—	—	—	76,470
Public offerings, common stock, net	32,200,000	322	2,022,897	—	—	—	—	2,023,219
Private offerings, common stock, net	54,966,188	549	1,564,065	—	—	—	—	1,564,614
Stock option exercises	5,097,667	51	7,469	—	—	—	—	7,520
Stock exchanged for tax withholding	—	—	—	—	1,148,642	(32,092)	—	(32,092)
Exercise of warrants	24,210,984	242	15,203	—	—	—	—	15,445
Provision for common stock warrants	—	—	6,142	—	—	—	—	6,142
Conversion of 5.5% Convertible Senior Notes	69,808	1	159	—	—	—	—	160
Conversion of 3.75% Convertible Senior Notes	3,016,036	30	15,155	—	—	—	—	15,185
Common stock issued for acquisitions	1,090,796	11	46,686	—	—	—	—	46,697
December 31, 2021	594,729,610	$5,947	$7,070,710	$(1,532)	17,074,710	$(72,526)	$(2,396,903)	$4,605,696
Net loss attributable to the Company	—	—	—	—	—	—	(724,008)	(724,008)
Other comprehensive loss	—	—	—	(24,472)	—	—	—	(24,472)
Stock exchanged for tax withholding	—	—	—	—	1,001,417	(23,735)	—	(23,735)
Stock-based compensation	584,545	6	179,621	—	—	—	—	179,627
Issuance of common stock under restricted stock award	5,148,459	51	(51)	—	—	—	—	—
Stock option exercises	757,424	8	2,293	—	—	—	—	2,301
Exercise of warrants	6,793,479	68	(68)	—	—	—	—	—
Common stock issued for acquisitions	408,268	4	6,103	—	—	—	—	6,107
Provision for common stock warrants	—	—	38,698	—	—	—	—	38,698
December 31, 2022	608,421,785	$6,084	$7,297,306	$(26,004)	18,076,127	$(96,261)	$(3,120,911)	$4,060,214

See notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022, 2021 and 2020

(In thousands)

	2022	2021	2020
Operating activities
Net loss	$(724,008)	$(459,965)	$(596,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	30,402	20,900	14,434
Amortization of intangible assets	21,195	2,469	1,135
Stock-based compensation	179,627	76,470	17,135
(Gain)/loss on extinguishment of debt	986	—	(17,686)
Amortization of debt issuance costs and discount on convertible senior notes	2,710	3,018	17,061
Provision for common stock warrants recorded as a reduction to revenue	12,683	6,566	425,047
Deferred income tax expense (benefit)	170	(16,197)	(30,845)
Impairment of long-lived assets	5,218	10,224	6,430
(Benefit)/loss on service contracts	(8,645)	63,124	33,125
Fair value adjustment to contingent consideration	16,468	11,176	(1,160)
Net realized loss on investments	1,395	81	—
Amortization of premium on available-for-sale securities	990	9,232	—
Lease origination costs	(8,815)	(10,410)	—
Provision for bad debts and other assets	—	—	700
Loss on disposal of assets	268	—	—
Change in fair value for equity securities	18,159	(6,738)	—
Loss on equity method investments	20,166	5,704	—
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(30,920)	(27,601)	(15,701)
Inventory	(363,709)	(98,791)	(63,389)
Contract assets	(39,515)	(10,608)	—
Prepaid expenses and other assets	(92,521)	(32,392)	(18,401)
Accounts payable, accrued expenses, and other liabilities	88,458	24,908	51,880
Deferred revenue and other contract liabilities	40,615	70,654	20,914
Net cash used in operating activities	(828,623)	(358,176)	(155,476)

Investing activities
Purchases of property, plant and equipment	(436,610)	(172,166)	(22,526)
Purchase of intangible assets	—	(928)	(1,957)
Purchases of equipment related to power purchase agreements and equipment related to fuel delivered to customers	(27,263)	(20,172)	(25,738)
Purchase of available-for-sale securities	(838,622)	(3,159,372)	—
Proceeds from sales of available-for-sale securities	475,676	778,038	—
Proceeds from maturities of available-for-sale securities	247,879	1,129,088	—
Purchase of equity securities	(5,000)	(169,793)	—
Proceeds from sales of equity securities	—	28,536	—
Net cash paid for acquisitions	(56,906)	(136,526)	(45,113)
Cash paid for non-consolidated entities and non-marketable equity securities	(38,524)	(17,596)	—
Net cash used in investing activities	(679,370)	(1,740,891)	(95,334)

Financing activities
Proceeds from exercise of warrants, net of transaction costs	—	15,445	—
Payments of contingent consideration	(2,667)	(1,541)	—
Proceeds from public and private offerings, net of transaction costs	—	3,587,833	1,271,714
Payments of tax withholding on behalf of employees for net stock settlement of stock-based compensation	(23,735)	(32,092)	—
Proceeds from exercise of stock options	2,301	7,520	32,023
Proceeds from issuance of convertible senior notes, net	—	—	205,098
Repurchase of convertible senior notes	—	—	(90,238)
Purchase of capped calls and common stock forward	—	—	(16,253)
Proceeds from long-term debt, net	—	—	99,000
Proceeds from the termination of capped calls	—	—	24,158
Principal payments on long-term debt	(121,389)	(48,681)	(48,020)
Proceeds from finance obligations	122,886	108,925	65,259
Principal repayments of finance obligations and finance leases	(54,853)	(39,630)	(27,212)
Net cash (used in) provided by financing activities	(77,457)	3,597,779	1,515,529
Effect of exchange rate changes on cash	2,600	(802)	65
(Decrease)/increase in cash and cash equivalents	(1,790,639)	1,168,865	1,172,908
Increase in restricted cash	207,789	329,045	91,876
Cash, cash equivalents, and restricted cash beginning of period	3,132,194	1,634,284	369,500
Cash, cash equivalents, and restricted cash end of period	$1,549,344	$3,132,194	$1,634,284

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $13.1 million, $4.8 million and $0	$35,520	$19,327	$28,942

Summary of non-cash activity
Recognition of right of use asset - finance leases	$25,650	$28,180	$—
Recognition of right of use asset - operating leases	178,222	110,337	55,651
Net tangible assets (liablities) acquired (assumed) in a business combination	5,342	(26,066)	8,751
Common stock issued for acquisitions	6,107	46,697	—
Intangible assets acquired in a business combination	73,952	120,962	32,268
Conversion of convertible senior notes to common stock	—	15,345	62,553
Net transfers between inventory and long-lived assets	1,619	6,297	—
Accrued purchase of fixed assets, cash to be paid in subsequent period	62,320	14,006	—
Settlement of liability from acquisitions	—	7,100	—
Conversion of preferred stock to common stock	—	—	1,179

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

1.  Nature of Operations

Description of Business

Plug is facilitating the paradigm shift to an increasingly electrified world by innovating cutting-edge hydrogen and fuel cell solutions.

While we continue to develop commercially viable hydrogen and fuel cell product solutions, we have expanded our offerings to support a variety of commercial operations that can be powered with green hydrogen. We provide electrolyzers that allow customers — such as refineries, producers of chemicals, steel, fertilizer and commercial refueling stations — to generate hydrogen on-site. We are focusing our efforts on (a) industrial mobility applications, including  electric forklifts and electric industrial vehicles, at multi-shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility, and environmental benefits; (b) stationary power systems that will support critical operations, such as data centers, microgrids, and generation facilities, in either a backup power or continuous power role and replace batteries, diesel generators or the grid for telecommunication logistics, transportation, and utility customers; and (c) production of hydrogen. Plug expects to support these products and customers with an ecosystem of vertically integrated products that produce, transport, store and handle, dispense, and use hydrogen for mobility and power applications.

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

ProGen: ProGen is our fuel cell stack and engine technology currently used globally in mobility and stationary fuel cell systems, and as engines in electric delivery vans.  This includes Plug’s membrane electrode assembly (“MEA”), a critical component of the fuel cell stack used in zero-emission fuel cell electric vehicle engines.

Electrolyzers: The design and implementation of 5 and 10MW electrolyzer systems that are modular, scalable hydrogen generators optimized for clean hydrogen production. Electrolyzers generate hydrogen from water using electricity and a special membrane and “green” hydrogen is generated by using renewable energy inputs, such as solar or wind power.

Liquefaction Systems: Plug’s 15 ton-per-day and 30 ton-per-day liquefiers are engineered for high efficiency, reliability, and operational flexibility — providing consistent liquid hydrogen to customers. This design increases plant reliability and availability while minimizing parasitic losses like heat leak and seal gas losses.

Cryogenic Equipment: Engineered equipment including trailers and mobile storage equipment for the distribution of liquified hydrogen, oxygen, argon, nitrogen and other cryogenic gases.

Notes to Consolidated Financial Statements (Continued)

We provide our products and solutions worldwide through our direct sales force, and by leveraging relationships with original equipment manufacturers (“OEMs”) and their dealer networks. Plug is currently targeting Asia, Australia, Europe, Middle East and North America for expansion in adoption. The European Union (the “EU”) has rolled out ambitious targets for the hydrogen economy as part of the EU strategy for energy integration and Plug is seeking to execute on our strategy to become a leader in the European hydrogen economy. Plug intends to implement a targeted account strategy for material handling, securing strategic partnerships with European OEMs, energy companies, utility leaders and accelerating our electrolyzer business. Our global strategy includes leveraging a network of integrators or contract manufacturers. We manufacture our commercially viable products in Latham, New York, Rochester, New York, Slingerlands, New York, Houston, Texas., Lafayette, Indiana, and Spokane, Washington, and support liquid hydrogen production and logistics in Charleston, Tennessee and Kingsland, Georgia.

In addition, our wholly-owned subsidiary, Plug Power LA JV, LLC, created a joint venture with Niloco Hydrogen Holdings LLC, a wholly-owned subsidiary of Olin Corporation (“Olin”), named “Hidrogenii” in the third quarter of 2022. We believe Hidrogenii will support reliability of supply and speed to market for hydrogen throughout North America, and set the foundation for broader collaboration between Plug and Olin. Hidrogenii plans to begin with the construction of a 15-ton-per-day hydrogen plant in St. Gabriel, Louisiana. Hidrogenii is owned 50% by Plug Power LA JV, LLC and 50% by Niloco Hydrogen Holdings LLC. As of December 31, 2022, there has been no activity related to this joint venture.

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

Our wholly-owned subsidiary, Plug Power Espana S.L. (“Plug Power Spain”), entered into a joint venture with Acciona Generación Renovable, S.A. (“Acciona”), named AccionaPlug S.L., in the fourth quarter 2021. AccionaPlug S.L. plans to develop, operate, and maintain green hydrogen projects throughout Spain and Portugal. AccionaPlug S.L. is owned 50% by Plug Power Spain and 50% by Acciona. This joint venture was funded equally by Acciona and the Company, but has not yet commenced any related activities.

Plug Power Inc. entered into a joint venture with SK E&S named SK Plug Hyverse Co. Ltd. (“SK Plug Hyverse”), which was funded in the first quarter of 2022. The joint venture with SK E&S seeks to accelerate the use of hydrogen as an alternative energy source in Asian markets. Through this initiative, the two companies will collaborate to provide hydrogen fuel cell systems, hydrogen fueling stations, electrolyzers and green hydrogen to the Korean and other Asian markets. This joint venture is owned 49% by Plug Power Inc. and 51% by SK E&S.

Liquidity

As of December 31, 2022, the Company had $690.6 million of cash and cash equivalents, $858.7 million of restricted cash, $1.3 billion of available-for-sale securities and $134.8 million of equity securities. In January and February 2021, the Company issued and sold in a registered equity offering an aggregate of 32.2 million shares of its common stock at a purchase price of $65.00 per share for net proceeds of approximately $2.0 billion. Furthermore, in February 2021, the Company completed a sale of its common stock in connection with a strategic partnership with SK Holdings Co., Ltd. (“SK Holdings”) to accelerate the use of hydrogen as an alternative energy source in Asian markets. The Company sold 54,996,188 shares of its common stock to a subsidiary of SK Holdings at a purchase price of $29.29 per share, or an aggregate purchase price of approximately $1.6 billion.

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses attributable to common stockholders of $724.0 million, $460.0 million and $596.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The net cash used in operating activities for the year ended December 31, 2022, 2021, and 2020 was $828.6 million, $358.2 million, and $155.5 million, respectively. The Company’s working capital was $2.7 billion at December 31, 2022, which included cash and cash equivalents of $690.6 million and restricted cash of $159.0 million. The Company plans to invest a portion of its available cash to expand its current production and manufacturing capacity, construction of hydrogen plants and to fund strategic acquisitions and partnerships, and capital projects. Future use of the Company’s

Notes to Consolidated Financial Statements (Continued)

funds is discretionary and the Company believes that its working capital and cash position will be sufficient to fund its operations for at least one year after the date the financial statements are issued.

The net cash used in investing activities for the year ended December 31, 2022, 2021, and 2020 was $679.4 million, $1.7 billion, and $95.3 million, respectively. This included purchases of property, plant and equipment and outflows associated with materials, labor, and overhead necessary to construct new leased property. Cash outflows related to  equipment that we lease directly to customers are included in net cash used in investing activities.

The net cash (used in) provided by financing activities for the year ended December 31, 2022, 2021, and 2020 was ($77.5) million, $3.6 billion, and $1.5 billion, respectively. The change was primarily driven by proceeds from public and private offerings, net of transaction costs that occurred in 2021.

The Company’s significant obligations consisted of the following as of December 31, 2022:

●	Operating and finance leases totaling $320.4 million and $46.1 million, respectively, of which $48.9 million and $8.1 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers.

●	Finance obligations totaling $329.2 million of which approximately $58.9 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions.

●	Convertible senior notes totaling $193.9 million at December 31, 2022, none of which are due within the next twelve months. See Note 15, “Convertible Senior Notes,” for more details.

The Company believes that its current working capital of $2.7 billion at December 31, 2022, which includes cash and cash equivalents of $690.6 million and available-for-sale securities of $1.3 billion, will provide sufficient liquidity to fund operations for a least one year after the date the financial statements are issued.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In addition, we include our share of the results of our joint ventures HyVia, AccionaPlug S.L. and SK Plug Hyverse, using the equity method based on our economic ownership interest and our ability to exercise significant influence over the operating and financial decisions of HyVia, AccionaPlug S.L., SK Plug Hyverse.

Use of Estimates

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of inventories, goodwill and intangible assets, valuation of long-lived assets, accrual for service loss contracts, operating and finance leases, product warranty accruals, unbilled revenue, common stock warrants, income taxes, and contingencies. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about (1) the carrying values of assets and liabilities and (2) the amount of revenue and expenses realized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term, and (3) the lease payments.

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

Right of use assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment — Overall, to determine whether a right of use asset is impaired, and if so, the amount of the impairment loss to recognize.

Notes to Consolidated Financial Statements (Continued)

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

Revenue Recognition

The Company enters into contracts that may contain one or a combination of fuel cell systems and infrastructure, installation, maintenance, spare parts, fuel delivery and other support services. Contracts containing fuel cell systems and related infrastructure may be sold directly to customers or provided to customers under a PPA. The Company also enters into contracts that contain electrolyzer stacks, systems, maintenance, and other support services.

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

Payment terms for sales of fuel cells, infrastructure, and service to customers are typically 30 to 90 days from shipment of the goods. Payment terms on electrolyzer systems are typically based on achievement of milestones over the term of the contract with the customer. Sale/leaseback transactions with financial institutions are invoiced and collected upon transaction closing. Service is prepaid upfront in a majority of the arrangements. The Company does not adjust the transaction price for a significant financing component when the performance obligation is expected to be fulfilled within a year.

The Company has issued to each of Amazon.com NV Investment Holdings LLC and Walmart warrants to purchase shares of the Company’s common stock. The Company presents the provision for common stock warrants within each revenue-related line item on the consolidated statements of operations. This presentation reflects a discount that those common stock warrants represent, and therefore revenue is net of these non-cash charges.  The provision of common stock warrants is allocated to the relevant revenue-related line items based upon the expected mix of the revenue for each respective contract. See Note 17, “Warrant Transaction Agreements,’ for more details.

Notes to Consolidated Financial Statements (Continued)

Nature of goods and services

The following is a description of principal activities from which the Company generates its revenue.

(i)	Sales of Fuel Cell Systems, Related Infrastructure and Equipment

Revenue from sales of fuel cell systems, related infrastructure, and equipment represents sales of our GenDrive units, GenSure stationary backup power units, as well as hydrogen fueling infrastructure.

The Company uses a variety of information sources in determining standalone selling prices for fuel cells systems and the related infrastructure. For GenDrive fuel cells, given the nascent nature of the Company’s market, the Company considers several inputs, including prices from a limited number of standalone sales as well as the Company’s negotiations with customers. The Company also considers its costs to produce fuel cells as well as comparable list prices in estimating standalone selling prices. The Company uses applicable observable evidence from similar products in the market to determine standalone selling prices for GenSure stationary backup power units and hydrogen fueling infrastructure. The determination of standalone selling prices of the Company’s performance obligations requires significant judgment, including periodic assessment of pricing approaches and available observable evidence in the market. Once relative standalone selling prices are determined, the Company proportionately allocates the transaction price to each performance obligation within the customer arrangement based upon standalone selling price. The allocated transaction price related to fuel cell systems and spare parts is recognized as revenue at a point in time which usually occurs upon delivery (and occasionally at time of shipment). Revenue on hydrogen infrastructure installations is generally recognized at the point at which transfer of control passes to the customer, which usually occurs upon customer acceptance of the hydrogen infrastructure. The Company uses an input method to determine the amount of revenue to recognize during each reporting period when such revenue is recognized over time, based on the costs incurred to satisfy the performance obligation.

(ii) Sales of Electrolyzer Systems and Solutions

Revenue from sales of electrolyzer systems and solutions represents sales of electrolyzer stacks and systems used to generate hydrogen for various applications including mobility, ammonia production, methanol production, power to gas, and other uses.

The Company uses a variety of information sources in determining standalone selling prices for electrolyzer systems solutions. Electrolyzer stacks are typically sold on a standalone basis and the standalone selling price is the contractual price with the customer. Electrolyzer systems are sold either on a standalone basis or with an extended service agreement and other equipment. The Company uses an adjusted market assessment approach to determine the standalone selling price of electrolyzer systems when sold with extended service or other equipment. This includes considering both standalone selling prices of the systems by the Company and available information on competitor pricing on similar products. The determination of standalone selling prices of the Company’s performance obligations requires judgment, including periodic assessment of pricing approaches and available observable evidence in the market. Once relative standalone selling prices are determined, the Company proportionately allocates the transaction price to each performance obligation within the customer arrangement based upon standalone selling price. Revenue on electrolyzer systems and stacks is generally recognized at the point at which transfer of control passes to the customer, which usually occurs upon title transfer at shipment or delivery to the customer location. In certain instances, control of electrolyzer systems transfers to the customer over time, and the related revenue is recognized over time as the performance obligation is satisfied. We recognize revenue over time when contract performance results in the creation of a product for which we do not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. In these instances, we use an input measure (cost-to-total cost or percentage-of-completion method) of progress to determine the amount of revenue to recognize during each reporting period based on the costs incurred to satisfy the performance obligation.

Payments received from customers are recorded within deferred revenue and customer deposits in the consolidated balance sheets until control is transferred. The related cost of such product and installation is also deferred as a component of deferred cost of revenue in the consolidated balance sheets until control is transferred.

Notes to Consolidated Financial Statements (Continued)

(iii) Services performed on fuel cell systems and related infrastructure

Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. The Company uses an adjusted market assessment approach to determine standalone selling prices for services. This approach considers market conditions and constraints, as well as objectives while maximizing the use of available observable inputs obtained from a limited number of historical standalone service renewal prices and negotiations with customers. The transaction price allocated to services as discussed above is generally recognized as revenue over time on a straight-line basis over the expected service period, as customers simultaneously receive and consume the benefits of routine, recurring maintenance performed throughout the contract period.

In substantially all of its transactions, the Company sells extended maintenance contracts that generally provide for a five-to-ten-year service period from the date of product installation in exchange for an up-front payment. Services include monitoring, technical support, maintenance and related services. These services are accounted for as a separate performance obligation, and accordingly, revenue generated from these transactions, subject to the proportional allocation of transaction price, is deferred and recognized as revenue over the term of the contract, generally on a straight-line basis. Additionally, the Company may enter into annual service and extended maintenance contracts that are billed monthly. Revenue generated from these transactions is recognized as revenue on a straight-line basis over the term of the contract. Costs are recognized as incurred over the term of the contract. When costs are projected to exceed revenues over the life of the extended maintenance contract, an accrual for loss contracts is recorded.  As of December 31, 2022 and 2021, the Company recorded a loss accrual of $81.1 million and $89.8 million, respectively. Costs are estimated based upon historical experience and consider the estimated impact of the Company’s cost reduction initiatives, if any. The actual results may differ from these estimates.  See “Extended Maintenance Contracts” below.

Extended maintenance contracts generally do not contain customer renewal options. Upon expiration, customers may either negotiate a contract extension or switch to purchasing spare parts and maintaining the fuel cell systems on their own.

(iv)	Power Purchase Agreements (“PPAs”)

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

In conjunction with entering into a PPA with a customer, the Company may enter into a separate transaction with third-party financial institutions in which the Company receives proceeds from the sale/leaseback transactions of the equipment and the sale of future service revenue. The proceeds from the financial institution are allocated between the sale of equipment and the sale of future service revenue based on the relative standalone selling prices of equipment and service.  The proceeds allocated to the sale of future services are recognized as finance obligations.  The proceeds allocated to the sale of the equipment are evaluated to determine if the transaction meets the criteria for sale/leaseback accounting. To meet the sale/leaseback criteria, control of the equipment must transfer to the financial institution, which requires among other criteria the leaseback to meet the criteria for an operating lease and the Company must not have a right to repurchase the equipment (unless specific criteria are met). These transactions typically meet the criteria for sale/leaseback accounting and accordingly, the Company recognizes revenue on the sale of the equipment, and separately recognizes the leaseback obligations.

The Company recognizes an operating lease liability for the equipment leaseback obligation based on the present value of the future payments to the financial institutions that are attributed to the equipment leaseback.  The discount rate used to determine the lease liability is the Company’s incremental borrowing rate.  The Company also records a right of use asset which is amortized over the term of the leaseback.  Rental expense is recognized on a straight-line basis over the life of the leaseback and is included as a cost of PPA revenue on the consolidated statements of operations.

Notes to Consolidated Financial Statements (Continued)

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

In determining whether the sales of fuel cells and other equipment to financial institutions meet the requirements for revenue recognition under sale/leaseback accounting, the Company, as lessee, determines the classification of the lease. The Company estimates certain key inputs to the associated calculations such as: 1) discount rate used to determine the present value of future lease payments, 2) fair value of the fuel cells and equipment, and 3) useful life of the underlying asset(s):

●	ASC Topic 842 requires a lessee to discount its future lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in its leases because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate to estimate the discount rate for each lease. Adjustments that considered the Company’s actual borrowing rate, inclusive of securitization, as well as borrowing rates for companies of similar credit quality were applied in the determination of the incremental borrowing rate.

●	In order for the lease to be classified as an operating lease, the present value of the future lease payments cannot exceed 90% of the fair value of the leased assets. The Company estimates the fair value of the lease assets using the sales prices.

●	In order for a lease to be classified as an operating lease, the lease term cannot exceed 75% (major part) of the estimated useful life of the leased asset. The average estimated useful life of the fuel cells is 10 years, and the average estimated useful life of the hydrogen infrastructure is 20 years. These estimated useful lives are compared to the term of each lease to determine the appropriate lease classification.

(v)	Fuel Delivered to Customers

Revenue associated with fuel delivered to customers represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site. The stand-alone selling price is not estimated because it is sold separately and therefore directly observable.

The Company purchases hydrogen fuel from suppliers in most cases (and sometimes produces hydrogen onsite) and sells to its customers.  Revenue and cost of revenue related to this fuel is recorded as dispensed and is included in the respective fuel delivered to customers and related equipment lines on the consolidated statements of operations.

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

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general and administrative expenses. Capitalized contract costs at December 31, 2022 and 2021 were $0.6 million and $0.4 million, respectively.

Notes to Consolidated Financial Statements (Continued)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 2022, cash equivalents consisted of U.S. Treasury securities with original maturities of three months or less, and money market funds. Due to their short-term nature, the carrying amounts reported in the consolidated balance sheets approximate the fair value of cash and cash equivalents. The Company’s cash and cash equivalents are deposited with financial institutions located in the U.S. and may at times exceed insured limits.

Restricted Cash

Restricted cash consists primarily of cash that serves as support for leasing arrangements. Any cash that is legally restricted from use is classified as restricted cash. If the purpose of restricted cash relates to acquiring a long-term asset, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is included in other long-term assets. Otherwise, restricted cash is included in other current assets in the Consolidated Balance Sheets.

Available-for-sale securities

Available-for-sale securities is comprised of U.S. Treasury securities, certificates of deposit and corporate bonds, with original maturities greater than three months. We consider these securities to be available for use in our current operations, and therefore classify them as current even if we do not dispose of the securities in the following year.

Available-for-sale securities are recorded at fair value as of each balance sheet date. As of each balance sheet date, unrealized gains and losses, with the exception of credit related losses, are recorded to accumulated other comprehensive loss. Any credit related losses are recognized as a credit loss allowance on the balance sheet with a corresponding adjustment to the statement of operations. Realized gains and losses are due to the sale and maturity of securities classified as available-for-sale and includes the loss from accumulated other comprehensive loss reclassifications for previously unrealized losses on available-for-sale debt securities.

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

Investments in non-consolidated entities and non-marketable equity securities

The Company accounts for its investments in non-consolidated entities, such as HyVia, AccionaPlug S.L., and SK Plug Hyverse, as equity method investments.

Included in “Investments in non-consolidated entities and non-marketable equity securities” on the consolidated balance sheet are equity investments without readily determinable fair values (“non-marketable equity securities”). Non-marketable equity securities that do not qualify for equity method accounting are measured at cost, less any impairment and adjusted for changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Our investment in non-marketable equity securities was $8.8 million and $5.0 million as of December 31, 2022 and 2021, respectively.

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

Notes to Consolidated Financial Statements (Continued)

absence of rights of the grantee to require cash settlement, are accounted for as equity instruments. The Company classifies these equity instruments within additional paid-in capital on the consolidated balance sheets.

Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon and Walmart as discussed in Note 17, “Warrant Transaction Agreements.” The Company adopted FASB ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which requires entities to measure and classify share-based payment awards granted to a customer by applying the guidance under Topic 718, as of January 1, 2019.

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

Accounts Receivable

Accounts receivable are stated at the amount billed or billable to customers and are ordinarily due between 30 and 90 days after the issuance of the invoice. Receivables are reserved or written off based on individual credit evaluation and specific circumstances of the customer. The allowance for expected credit losses for current accounts receivable is based primarily on past collections experience relative to the length of time receivables are past due; however, when available evidence reasonably supports an assumption that counterparty credit risk over the expected payment period will differ from current and historical payment collections, a forecasting adjustment will be reflected in the allowance for expected credit losses. The allowance for doubtful accounts and related receivable are reduced when the amount is deemed uncollectible. As of December 31, 2022, and 2021, the allowance for doubtful accounts was $43 thousand and $39 thousand, respectively.

Inventory

Inventories are valued at the lower of cost, determined on a first-in, first-out basis, and net realizable value.  All inventory, including spare parts inventory held at service locations, is not relieved until the customer has received the product, at which time the customer obtains control of the goods. We maintain inventory levels adequate for our short-term needs within the next twelve months based upon present levels of production. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory, past history, and expected usage.

Property, Plant and Equipment

Property, plant and equipment are originally recorded at cost or, if acquired as part of a business combination, at fair value. Maintenance and repairs are expensed as costs are incurred. Depreciation on plant and equipment, which includes depreciation on one of the Company’s manufacturing facilities, which is accounted for as a financing obligation, is calculated on the straight-line method over the estimated useful lives of the assets. Gains and losses resulting from the sale of property and equipment are recorded in current operations. Included within machinery and equipment is certain equipment related to our hydrogen plants. The Company records depreciation and amortization over the following estimated useful lives:

Leasehold improvements	10 – 30 years
Machinery and equipment	2 – 30 years
Software	1 – 5 years

Equipment related to PPAs and Fuel Delivered to Customers

Equipment related to PPAs and fuel delivered to customers primarily consists of the assets deployed related to PPAs and sites where we deliver fuel to customers as well as equipment related to failed sale/leaseback transactions.

Notes to Consolidated Financial Statements (Continued)

Equipment is depreciated over its useful life.  Depreciation expense is recorded on a straight-line basis and is included in cost of revenue for PPAs or cost of fuel delivered to customers, respectively, in the consolidated statements of operations.

Impairment of Long-Lived Assets

Property, equipment, leasehold improvements, and finite-lived intangible assets

Long-lived assets, such as property, equipment, leasehold improvements, and finite-lived intangible assets are reviewed for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated, undiscounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service, the asset will be used in the Company’s operations, and (iii) estimated residual values. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

There was impairment of $0.8 million and $0 of property, equipment, leasehold improvements, or finite-lived intangible assets during the years ended December 31, 2022 and 2021, respectively.

PPA Executory Contract Considerations

We evaluate PPA assets on a quarterly basis to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain assets may not be recoverable.  PPA assets that we evaluate include right of use lease assets, equipment deployed to our PPAs, and assets related primarily to our fuel delivery business.

Upon the occurrence of a triggering event, PPA assets are evaluated to determine if the carrying amounts are recoverable.  The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups.  For operating assets, the Company has generally determined that the lowest level of identifiable cash flows is based on the customer sites.  The assets related primarily to our fuel delivery business are considered to be their own asset group.  The cash flows are estimated based on the remaining useful life of the primary asset within the asset group.

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

If the estimated undiscounted future net cash flows for a given asset group are less than the carrying amount of the related asset group, an impairment loss is determined by comparing the estimated fair value with the carrying amount of the asset group. The impairment loss is then allocated to the assets in the asset group based on the asset’s relative carrying amounts. However, assets are not impaired below their then estimated fair values. Fair value is generally determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as well as year-over-year trends in pricing of our new equipment and overall evaluation of our industry and market, as considered necessary. The Company considers these indicators with certain of its own internal indices and metrics in determining fair value in light of the nascent state of the Company’s market and industry. The estimate of fair value represents our best estimates of these factors and is subject to variability.  Changes to our key assumptions related to future performance and other economic and market factors could adversely affect our impairment evaluation.

Notes to Consolidated Financial Statements (Continued)

The Company has determined that the assets deployed for certain PPA arrangements, as well as certain assets related to the delivery of fuel to customers, are not recoverable based on the undiscounted estimated future cash flows of the asset group, and an expense $4.4 million was recorded to the impairment of long-lived assets on the income statement. However, the estimated fair value of the assets in these asset groups equal or exceed the carrying amount of the assets or otherwise limit the amount of impairment that would have been recognized. The Company has identified the primary source of the losses for certain PPA arrangements to be the maintenance components of the PPA arrangements and the impact of customer warrant non-cash provisions. As the PPA arrangements are considered to be executory contracts and there is no specific accounting guidance that permits loss recognition for these revenue contracts, the Company has not recognized a provision for the expected future losses under these revenue arrangements. The Company expects that it will recognize future losses for these arrangements as it continues its efforts to reduce costs of delivering the maintenance component of these arrangements. The Company has estimated total future revenues and costs for these types of arrangements based on existing contracts and leverage of the related assets. For the future estimates, the Company used service cost estimates for extended maintenance contracts and customer warrant provisions at rates consistent with experience to date. The terms for the underlying estimates vary but the average residual term on the existing contracts is 5 years.

Intangible Assets

Intangible assets consist of acquired technology, customer relationships and trademarks, and are amortized using a straight-line method over their useful lives. Additionally, the intangible assets are reviewed for impairment when certain triggering events occur.

Extended Maintenance Contracts

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for fuel cell systems and related infrastructure that has been sold. We measure loss accruals at the customer contract level. The expected revenues and expenses for these contracts include all applicable expected costs of providing services over the remaining term of the contracts and the related unearned net revenue. A loss is recognized if the sum of expected costs of providing services under the contract exceeds related unearned net revenue and is recorded as a provision for loss contracts related to service in the consolidated statements of operations. A key component of these estimates is the expected future service costs. In estimating the expected future service costs, the Company considers its current service cost level and applies judgement related to certain cost saving estimates that have been implemented in the field. The expected future cost savings will be primarily dependent upon the success of the Company’s initiatives related to increasing stack life and achieving better economies of scale on service labor. If the expected cost saving initiatives are not realized, this will increase the costs of providing services and could adversely affect our estimated contract loss accrual. Further, as we continue to work to improve quality and reliability; however, unanticipated additional quality issues or warranty claims may arise and additional material charges may be incurred in the future. These quality issues could also adversely affect our contract loss accrual. The Company has undertaken and will soon undertake several other initiatives to extend the life and improve the reliability of its equipment. As a result of these initiatives and our additional expectation that the increase in certain costs will abate, the Company believes that its contract loss accrual is sufficient. However, if elevated service costs persist, the Company will adjust its estimated future service costs and increase its contract loss accrual estimate.

Notes to Consolidated Financial Statements (Continued)

The following table shows the roll forward of balances in the accrual for loss contracts, including changes due to the provision for loss accrual, loss accrual acquired from acquisition, releases to service cost of sales, releases due to the provision for warrants and foreign currency translation adjustment (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Beginning balance	$89,773	$24,013	$3,702
Provision for loss accrual	23,295	71,988	35,473
Loss accrual acquired from acquisition	—	2,636	—
Releases to service cost of sales	(35,446)	(8,864)	(2,348)
Increase/(decrease) to loss accrual related to customer warrants	3,506	—	(12,814)
Foreign currency translation adjustment	(62)	—	—
Ending balance	$81,066	$89,773	$24,013

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

The Company performs an impairment review of goodwill on an annual basis at October 31, and when a triggering event is determined to have occurred between annual impairment tests.  Due to the proximity of the fourth quarter 2022 interim goodwill impairment analysis date to the annual assessment date, and to allow for a greater amount of time to analyze the assessment of goodwill in advance of our annual report filing deadline in future years, we updated our accounting policy to shift the annual impairment test from December 1 to October 31 in 2022 and future fiscal years. This change in date of the annual impairment test is not deemed material as the new measurement date October 31 is in relative close proximity to the previous measurement date and the year-end balance sheet date, is not expected to materially impact the goodwill analysis, and allows for more timely financial reporting on these estimates.

For the years ended December 31, 2022, 2021, and 2020, the Company performed a qualitative assessment of goodwill for its single reporting unit based on multiple factors including market capitalization and determined that it is not more likely than not that the fair value of its reporting unit is less than the carrying amount.

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

Notes to Consolidated Financial Statements (Continued)

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

Stock-Based Compensation

The Company maintains employee stock-based compensation plans, which are described more fully in Note 19, “Employee Benefit Plans.” Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant-date, based on the fair value of the award, and recognizes the cost as expense on a straight-line basis over the option’s requisite service period. Forfeitures are recognized as they occur.

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

The Company records deferred tax assets for awards that result in deductions on the Company’s income tax returns, based upon the amount of compensation cost recognized and the Company's statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's

Notes to Consolidated Financial Statements (Continued)

income tax return are recorded in the income statement. Tax expense (benefit) for the year ended December 31, 2022 was $0.8 million.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2020, ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This update was effective starting March 12, 2020 and the Company may elect to apply the amendments prospectively through December 31, 2022. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements. During the fourth quarter of fiscal year 2022, the Company adopted the optional relief guidance provided under this ASU after modifying certain debt to update the  reference rate from LIBOR to SOFR. This caused a temporary mismatch in our interest rate swap and debt for a period of time. The application of this expedient preserves the presentation of the derivatives consistent with past presentation.

In October of 2021, ASU No. 2021-08- Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers was issued. The standard update provides an exception to the fair value measurement for revenue contracts acquired in a business combination. The Company has elected to early adopt the standards update as of the fourth quarter of 2021.

On January 1, 2021, we early adopted ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) using the modified retrospective approach. Consequently, the Company’s 3.75% Convertible Senior Notes due 2025 (the “3.75% Convertible Senior Notes”) is now accounted for as a single liability measured at its amortized cost. This accounting change removed the impact of recognizing the equity component of the Company’s convertible notes at issuance and the subsequent accounting impact of additional interest expense from debt discount amortization. Future interest expense of the convertible notes will be lower as a result of adoption of this guidance and net loss per share will be computed using the if-converted method for convertible instruments. The cumulative effect of the accounting change upon adoption on January 1, 2021 increased the carrying amount of the 3.75% Convertible Senior Notes by $120.6 million, reduced accumulated deficit by $9.6 million and reduced additional paid-in capital by $130.2 million.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In March 2020, ASU 2020-03, Codification Improvements to Financial Instruments, was issued to make various codification improvements to financial instruments to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. This update will be effective at various dates beginning with date of issuance

Notes to Consolidated Financial Statements (Continued)

of this ASU. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

3. Acquisitions

Alloy Custom Products, LLC and WesMor Cryogenics, LLC

On December 5, 2022, the Company acquired two subsidiaries of Cryogenic Industrial Solutions, LLC, Alloy Custom Products, LLC, and WesMor Cryogenics, LLC (collectively, “CIS”). The CIS acquisition will allow the Company to increase its production capabilities for stainless steel and aluminum cryogenic transport truck-mounted cryogenic pressure vessels, cryogenic transport trailers, and other mobile storage containers.

The fair value of consideration paid by the Company in connection with the CIS acquisition was as follows (in thousands):

Cash	$30,700
Due to Cryogenic Industrial Solutions, LLC	500
Plug Power Inc. Common Stock	6,107
Total consideration	$37,307

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired, excluding goodwill (in thousands):

Cash	$267
Accounts receivable	5,038
Inventory	11,120
Prepaid expenses and other assets	464
Property, plant and equipment	3,887
Right of use asset	1,538
Identifiable intangible assets	13,430
Lease liability	(1,562)
Accounts payable, accrued expenses and other liabilities	(3,826)
Deferred revenue	(6,193)
Total net assets acquired, excluding goodwill	$24,163

The preliminary allocation of the purchase price is still considered provisional due to the finalization of the valuation for the assets acquired and liabilities assumed and related tax liabilities, if any, in relation to the CIS acquisition. Therefore, the fair values of the assets acquired and liabilities assumed are subject to change as we obtain additional information for valuation assumptions such as market demand for CIS product lines to support forecasted financial data, which will not exceed 12 months from the date of acquisition.

The fair value of the tradename totaling $6.2 million was calculated using the relief from royalty approach which is a variant of the income approach, and was assigned a useful life of fifteen years. The fair value of the customer relationships totaling $7.1 million was calculated using the multi-period excess earnings method (“MPEEM”) approach which is a variant of the income approach, and was assigned a useful life of fifteen years. The basic principle of the MPEEM approach is that a single asset, in isolation, is not capable of generating cash flow for an enterprise. Several assets are brought together and exploited to generate cash flow. The fair value of the non-compete agreements was $0.2 million with a useful life of five years.

Notes to Consolidated Financial Statements (Continued)

The goodwill was primarily attributed to the value of synergies created with the Company’s current and future offerings and the value of the assembled workforce. Goodwill and intangible assets are not deductible for income tax purposes. Goodwill associated with the CIS acquisition was calculated as follows (in thousands):

Consideration paid	$37,307
Less: net assets acquired	(24,163)
Total goodwill recognized	$13,144

The acquisition of CIS contributed $3.7 million to total consolidated revenue for the year ended December 31, 2022.

Joule Processing LLC

On January 14, 2022, the Company acquired Joule Processing LLC (“Joule”), an engineered modular equipment, process design and procurement company founded in 2009.

The fair value of consideration paid by the Company in connection with the Joule acquisition was as follows (in thousands):

Cash	28,140
Contingent consideration	41,732
Total consideration	$69,872

The contingent consideration represents the estimated fair value associated with earn-out payments of  up to $130.0 million that the sellers are eligible to receive in cash or shares of the Company’s common stock (at the Company’s election). Of the total earnout consideration, $90.0 million is related to the achievement of certain financial performance and $40 million is related to the achievement of certain operational milestones.

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

The fair value of the developed technology totaling $59.2 million included in the identifiable intangible assets was calculated using the MPEEM approach. Therefore, to determine cash flow from the developed technology over its useful life of 15 years, one must deduct the related expenses incurred for the exploitation of other assets used for the generation of overall cash flow. The fair value of the tradename totaling $0.8 million was calculated using the relief from royalty approach which is a variant of the income approach, and was assigned a useful life of four years. The fair value of the non-compete agreements was $0.5 million with a useful life of six years.

In addition to identifiable intangible assets, the fair value of acquired work in process and finished goods inventory, included in inventory, was estimated based on the estimated selling price less costs to be incurred and a market participant profit rate.

In connection with the acquisition, the Company recorded on its consolidated balance sheet a liability of $41.7 million representing the fair value of contingent consideration payable, and is recorded in the consolidated balance sheet

Notes to Consolidated Financial Statements (Continued)

in the loss accrual for service contracts and other liabilities. The fair value of this contingent consideration was $53.2 million as of December 31, 2022, and as a result a $11.5 million increase was recorded in the consolidated statement of operations for the year ended December 31, 2022.

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

During the year ended December 31, 2022, the Company recorded a measurement period adjustment to decrease goodwill by $0.1 million due to the payment of a hold back liability, which was recorded in accrued expenses in the condensed consolidated balance. The acquisition of Joule contributed $36.5 million to total consolidated revenue for the year ended December 31, 2022, respectively.

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

Included in the $98.6 million of cash consideration above, $5.0 million is consideration held by our paying agent in connection with this acquisition reported as restricted cash, with a corresponding accrued liability as of December 31, 2022 on the Company’s consolidated balance sheet. We expect that this will be settled in the first half of 2023.

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

Notes to Consolidated Financial Statements (Continued)

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

During the year ended December 31, 2022, the Company recorded a measurement period adjustment to decrease goodwill by $0.5 million due to a release of escrow, which was recorded to accrued expenses in the condensed consolidated balance sheet.

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

In connection with the acquisition, the Company recorded on its consolidated balance sheet an initial liability of $14.0 million representing the fair value of contingent consideration payable, and is recorded in the consolidated balance sheet in the loss accrual for service contracts and other liabilities. The fair value of this contingent consideration was $15.9 million as of December 31, 2022, and as a result a $1.9 million increase was recorded in the consolidated statement of operations for the year ended December 31, 2022.

In connection with the acquisition of these net deferred tax liabilities, the Company reduced its valuation allowance by $16.5 million and recognized a tax benefit $16.5 million during the year ended December 31, 2021.

Notes to Consolidated Financial Statements (Continued)

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

The following table summarizes the final allocation of the purchase price to the estimated fair value of the net assets acquired, excluding goodwill (in thousands):

Cash	$45,394
Accounts receivable	17,910
Inventory	34
Prepaid expenses and other assets	3,652
Property, plant and equipment	709
Right of use asset	1,937
Contract asset	9,960
Identifiable intangible assets	50,478
Lease liability	(1,937)
Contract liability	(22,737)
Accounts payable, accrued expenses and other liabilities	(18,465)
Deferred tax liability	(10,644)
Provision for loss contracts	(2,636)
Warranty provisions	(7,566)
Total net assets acquired, excluding goodwill	$66,089

During the year ended December 31, 2022, the Company recorded a measurement period adjustment of an increase to goodwill by $6.6 million due to the recording of the deferred tax liabilities surrounding the tangible and intangible assets acquired.

Notes to Consolidated Financial Statements (Continued)

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

In connection with the acquisition, the Company recorded on its consolidated balance sheet a liability of $29.1 million representing the fair value of contingent consideration payable, and is recorded in the consolidated balance sheet in the loss accrual for service contracts and other liabilities. The fair value of this contingent consideration was $31.0 million as of December 31, 2022, of which $3.4 million was due to an increase in the fair value of the liability and was recorded in the consolidated statement of operations, offset by $1.7 million due to the foreign currency translation.

Included in Frames’ net assets acquired are net deferred tax liabilities of $10.6 million.

The goodwill was primarily attributed to the value of synergies created with the Company’s current and future offerings and the value of the assembled workforce. Goodwill and intangible assets are not deductible for income tax purposes. Goodwill associated with the Frames acquisition was calculated as follows (in thousands):

Consideration paid	$127,861
Less: net assets acquired	(66,089)
Total goodwill recognized	$61,772

Purchased goodwill is not expected to be deductible for tax purposes.

The acquisition of Frames would have contributed $75.7 million and $3.8 million to total consolidated revenue and net income for the year ended December 31, 2021, respectively, had the acquisition occurred on January 1, 2021. The following table reflects the unaudited pro forma results of operations for the year ended December 31, 2021 assuming that the Frames acquisition had occurred on January 1, 2021 (in thousands):

For the year ended
December 31, 2021
Revenue	$570,502
Net loss	$(456,510)

None of the CIS, Joule or Applied Cryo acquisitions were material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

Notes to Consolidated Financial Statements (Continued)

4. Investments

The fair values of the Company’s investments are based upon prices provided by an independent pricing service. Management has assessed and concluded that these prices are reasonable and has not adjusted any prices received from the independent provider.

The amortized cost, gross unrealized gains and losses, fair value of those investments classified as available-for-sale, and allowance for credit losses at December 31, 2022 are summarized as follows (in thousands):

	December 31, 2022
	Amortized	Gross	Gross	Fair	Allowance for
	Cost	Unrealized Gains	Unrealized Losses	Value	Credit Losses
Corporate bonds	$200,735	$7	$(7,109)	$193,633	—
U.S. Treasuries	1,154,879	111	(15,680)	1,139,310	—
Total	$1,355,614	$118	$(22,789)	$1,332,943	$—

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

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, and length of time that the individual securities have been in a continuous loss position as of December 31, 2022 (in thousands):

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value of		Fair Value of		Fair Value of
	Investments with	Gross Unrealized	Investments with	Gross Unrealized	Investments with	Gross Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses	Unrealized Losses	Losses
Corporate bonds	$39,047	$(1,186)	$152,837	$(5,924)	$191,884	$(7,110)
U.S. Treasuries	491,633	(969)	356,610	(14,710)	848,243	(15,679)
Total available-for-sale securities	$530,680	$(2,155)	$509,447	$(20,634)	$1,040,127	$(22,789)

The aggregate fair value of available-for-sale securities in an unrealized loss position at December 31, 2021 was $969.0 million. No available-for-sale securities had been in a continuous unrealized loss position for greater than 12 months in 2021.

We regularly review available-for-sale securities for declines in fair values that we determine to be credit related. In order to determine whether an allowance for credit losses was required, we considered factors such as whether amounts related to securities have become uncollectible, whether we intend to sell a security, and whether it is more likely than not that we will be required to sell a security prior to recovery. The Company also reviewed the declines in market value related to our available-for-sale securities and determined that these declines were due to fluctuations in interest rates. As of December 31, 2022, the Company did not have an allowance for credit losses related to available-for-sale securities.

Notes to Consolidated Financial Statements (Continued)

The cost, gross unrealized gains and losses, and fair value of those investments classified as equity securities at December 31, 2022 are summarized as follows (in thousands):

	December 31, 2022
		Gross	Gross	Fair
	Cost	Unrealized Gains	Unrealized Losses	Value
Fixed income mutual funds	$70,257	$—	$(2,620)	$67,637
Exchange traded mutual funds	75,999	—	(8,800)	67,199
Total	$146,256	$—	$(11,420)	$134,836

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

A summary of the amortized cost and fair value of investments classified as available-for-sale, by contractual maturity, as of December 31, is as follows (in thousands):

	December 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
Maturity:	Cost	Value	Cost	Value
Less than 12 months	$1,045,120	$1,039,333	$670,584	$670,306
12 months or greater	310,494	293,610	572,349	569,959
Total	$1,355,614	$1,332,943	$1,242,933	$1,240,265

Accrued interest income was $3.0 million and $3.7 at December 31, 2022 and 2021, respectively, and is included within the balance for prepaid expenses and other current assets in the consolidated balance sheets.

Equity Method Investments

As of December 31, 2022 and December 31, 2021, the Company accounted for the following investments in the investee’s common stock under the equity method, which are included in the investments in non-consolidated entities and non-marketable equity securities on the consolidated balance sheets (amounts in thousands):

		As of December 31, 2022		As of December 31, 2021
	Formation	Common Stock	Carrying	Common Stock	Carrying
Investee	Date	Ownership %	Value	Ownership %	Value
HyVia	Q2 2021	50%	$11,281	50%	$6,545
AccionaPlug S.L.	Q4 2021	50%	2,225	50%	526
SK Plug Hyverse	Q1 2022	49%	8,937	N/A	—
			$22,443		$7,071

Notes to Consolidated Financial Statements (Continued)

5. Fair value measurements

Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics. Available-for-sale securities are characterized as Level 1 assets, such as U.S. Treasuries, and Level 2 assets, as value of the corporate bonds are determined using observable market inputs. Equity securities are characterized as Level 1 assets, as their fair values are determined using active markets for identical assets. There were no transfers between Level 1, Level 2, or Level 3 for the year ended December 31, 2022.

Financial instruments not recorded at fair value on a recurring basis include equity method investments that have not been remeasured or impaired in the current period, such as our investments in HyVia, AccionaPlug S.L., and SK Plug Hyverse. During the year ended December 31, 2022, the Company contributed approximately $25.0 million,  $0.8 million and $8.3 million, respectively, to HyVia, AccionaPlug S.L. and SK Plug Hyverse.

The following table summarizes the carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash equivalents	$212,577	$212,577	$212,577	$—	$—
Corporate bonds	193,633	193,633	—	193,633	—
U.S. Treasuries	1,139,310	1,139,310	1,139,310	—	—
Equity securities	134,836	134,836	134,836	—	—

Liabilities
Contingent consideration	116,165	116,165	—	—	116,165

	As of December 31, 2021
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash equivalents	$115,241	$115,241	$115,241	$—	$—
Corporate bonds	226,382	226,382	—	226,382	—
U.S. Treasuries	1,013,883	1,013,883	1,013,883	—	—
Equity securities	147,995	147,995	147,995	—	—
Swaps and forward contracts	70	70	70	—	—

Liabilities
Contingent consideration	62,297	62,297	—	—	62,297
Swaps and forward contracts	981	981	981	—	—

The liabilities measured at fair value on a recurring basis that have unobservable inputs and are therefore categorized as Level 3 are related to contingent consideration. The fair value as of December 31, 2022 is comprised of $100.1 million related to the acquisitions of Frames, Applied Cryo, and Joule, as well as $16.1 million from two acquisitions in 2020.  Giner ELX, Inc. was acquired in June 2020, the remaining contingent consideration of $14.5 million as of December 31, 2022 is related to the achievement of the dry build electrolyzer stack earnout and the achievement of certain revenue targets for years 2022 through 2023. United Hydrogen Group Inc. was acquired in June 2020, and included in the purchase price was contingent consideration based on the future performance related to the expansion of the liquefication capacity of the Charleston, Tennessee liquid hydrogen plant. The Company’s liability for this contingent consideration was measured at fair value based on the Company’s expectations of achieving the expansion milestone. In the audited consolidated balance sheets, contingent consideration is recorded in the contingent consideration, loss accrual

Notes to Consolidated Financial Statements (Continued)

for service contracts, and other liabilities financial statement line item, and is comprised of the following unobservable inputs for the year ending December 31, 2022:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
Contingent Consideration	$85,269	Scenario based method	Credit spread	15.73% - 15.74%
			Discount rate	19.85% - 20.68%
	11,310	Monte carlo simulation	Credit spread	15.74%
			Discount rate	20.00%-20.30%
			Revenue volatility	45.29%
	19,586	Monte carlo simulation	Credit spread	15.73%
			Revenue volatility	35.7% - 23.1% (35.0%)
			Gross profit volatility	106.7% - 23.2% (60.0%)
	116,165

In the audited consolidated balance sheets, contingent consideration is recorded in the contingent consideration, loss accrual for service contracts, and other liabilities financial statement line item, and is comprised of the following unobservable inputs for the year ending December 31, 2021:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
Contingent Consideration	$49,927	Scenario based method	Credit spread	12.31% - 12.57%
			Discount rate	12.45% - 13.13%
	12,370	Monte carlo simulation	Credit spread	12.40%
			Discount rate	12.46%-13.18%
			Revenue volatility	48.60%
	62,297

The change in the carrying amount of Level 3 liabilities for the year ended December 31, 2022 was as follows (in thousands):

Year ended
December 31, 2022
Beginning Balance at December 31, 2021	62,297
Payments	(2,667)
Additions due to acquisitions	41,732
Fair value adjustments	16,468
Foreign currency translation adjustment	(1,665)
Ending balance at December 31, 2022	116,165

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

Notes to Consolidated Financial Statements (Continued)

The following table provides the components of the calculations of basic and diluted earnings per share (in thousands, except share amounts):

	Year ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(724,008)	$(459,965)	$(596,181)
Denominator:
Weighted average number of common stock outstanding	579,716,708	558,182,177	354,790,106

The potentially dilutive securities are summarized as follows:

	At December 31,
	2022	2021	2020
Stock options outstanding (1)	27,598,269	23,806,909	10,284,498
Restricted stock outstanding (2)	6,276,376	4,851,873	5,874,642
Common stock warrants (3)	88,774,725	80,017,181	104,753,740
Convertible Senior Notes (4)	39,170,766	39,170,766	42,256,610
Number of dilutive potential shares of common stock	161,820,136	147,846,729	163,169,490
(1)	During the years ended December 31, 2022, 2021, and 2020, the Company granted 4,761,724, 16,502,335, and 3,509,549, stock options, respectively.

(2)	During the years ended December 31, 2022, 2021, and 2020, the Company granted 4,289,682, 1,894,356, and 3,227,149, shares of restricted stock, respectively.

(3)	In August 2022, the Company issued a warrant to acquire up to 16,000,000 shares of the Company’s common stock as part of a transaction agreement with Amazon, subject to certain vesting events, as described in Note 17, “Warrant Transaction Agreements.” The warrant had no shares exercised of the Company’s common stock as of December 31, 2022.

In April 2017, the Company issued a warrant to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement with Amazon, subject to certain vesting events, as described in Note 17, “Warrant Transaction Agreements.” The warrant was exercised with respect to 24,704,450 shares and 17,461,994 shares of the Company’s common stock as of December 31, 2022 and 2021, respectively.

In July 2017, the Company issued a warrant to acquire up to 55,286,696 of the Company’s common stock as part of a transaction agreement with Walmart, subject to certain vesting events, as described in Note 17, “Warrant Transaction Agreements.” The warrant had been exercised with respect to 13,094,217 shares of the Company’s common stock as of December 31, 2022 and 2021.

(4)	In March 2018, the Company issued $100.0 million in aggregate principal amount of the 5.5% Convertible Senior Notes due 2023 (the “5.5% Convertible Senior Notes”). In May 2020, the Company repurchased $66.3 million of the 5.5% Convertible Senior Notes due 2023 (the “5.5% Convertible Senior Notes”) and in the fourth quarter of 2020, $33.5 million of the 5.5% Convertible Senior Notes were converted into approximately 14.6 million shares of common stock. The remaining $160 thousand aggregate principal amount of the 5.5% Convertible Senior Notes were converted into 69,808 shares of common stock in January 2021. In September 2019, the Company issued $40.0 million in aggregate principal amount of the 7.5% Convertible Senior Note due 2023 (the “7.5% Convertible Senior Note”), which was fully converted into 16.0 million shares of common stock on July 1, 2020. In May 2020, the Company issued $212.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes. During 2021, $15.2 million of the 3.75% Convertible Senior Notes were converted into 3,016,036 shares of common stock. There were no other conversions for the year ended December 31, 2022.

Notes to Consolidated Financial Statements (Continued)

7.  Inventory

Inventory as of December 31, 2022 and 2021, consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Raw materials and supplies - production locations	$450,432	$187,449
Raw materials and supplies - customer locations	18,860	16,294
Work-in-process	112,231	58,341
Finished goods	64,113	7,079
Inventory	$645,636	$269,163

As of December 31, 2022 and 2021, the reserve for excess and obsolete inventory was $5.4 million and $3.5 million, respectively.

Inventory is primarily comprised of raw materials, work-in-process, and finished goods. The increase in inventory is primarily due to a combination of new product offerings, as well as increased revenue and orders.

8.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2022 and 2021 consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Land	$1,772	$1,165
Construction in progress	575,141	169,415
Leasehold improvements	21,363	2,099
Software, machinery, and equipment	169,633	112,068
Property, plant and equipment	767,909	284,747
Less: accumulated depreciation	(48,116)	(29,124)
Property, plant and equipment, net	$719,793	$255,623

Construction in progress is primarily comprised of construction of five hydrogen production plants, the Gigafactory in Rochester, NY, and our facility in the Slingerlands, NY. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of capital asset construction and amortized over the useful lives of the related assets. For the years ended December 31, 2022 and 2021, we capitalized $13.1 million and $5.5 million of interest.

Depreciation expense related to property, plant and equipment was $19.0 million, $6.9 million, and $4.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

9.  Equipment Related to Power Purchase Agreements and Fuel Delivered to Customers, net

Equipment related to power purchase agreements and fuel delivered to customers, net, at December 31, 2022 and 2021 consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Equipment related to power purchase agreements and fuel delivered to customers	$109,683	$89,641
Less: accumulated depreciation	(20,390)	(16,739)
Equipment related to power purchase agreements and fuel delivered to customers, net	89,293	72,902

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2022 and 2021, the Company had deployed assets at customer sites that had associated PPAs. These PPAs expire over the next one to ten years. PPAs contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

Depreciation expense is $6.9 million, $7.4 million and $7.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company recorded an impairment of $1.5 million and $10.2 million for the years ended December 31, 2022 and 2021, respectively.

The Company terminated its contractual relationship with a fuel provider effective March 31, 2021. The Company has historically leased fuel tanks from this provider. As a result of this termination, the Company recognized approximately $17.0 million of various costs for the year ended December 31, 2021, primarily for removal of tanks, reimbursement of unamortized installation costs, costs to temporarily provide customers with fuel during the transition period, and certain other contract settlement costs, which were recorded in the Company’s consolidated statement of operations as cost of revenue — fuel delivered to customers. The Company also purchased certain fuel tanks that were previously under operating leases from the fuel provider during 2021 and included in equipment related to power purchase agreements and fuel delivered to customers. In 2022, there were no such vendor terminations.

10.  Intangible Assets and Goodwill

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2022 are as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	14 years	$104,221	$(12,754)	$91,467
Dry stack electrolyzer technology	10 years	29,000	(2,417)	26,583
Customer relationships, Non-compete agreements, Backlog & Trademark	13 years	102,521	(12,846)	89,675
		$235,742	$(28,017)	$207,725

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

The change in the gross carrying amount of the acquired technology from 2021 to 2022, was primarily due to the acquisition of Joule and CIS, the addition of the dry build electrolyzer stack related to the Giner ELX acquisition, and changes in foreign currency translation.

Amortization expense for acquired identifiable intangible assets for the years ended December 31, 2022, 2021 and 2020 was $21.2 million, $2.5 million and $1.1 million, respectively.

Notes to Consolidated Financial Statements (Continued)

Estimated amortization expense for subsequent years was as follows (in thousands):

2023	$19,033
2024	18,973
2025	18,204
2026	16,635
2027	16,628
2028 and thereafter	118,252
Total	$207,725

Goodwill was $248.6 million and $220.4 million as of December 31, 2022 and 2021 respectively, which primarily increased $26.1 million as a result of the Joule and CIS acquisitions, and decreased $3.8 million due to translation adjustments for Plug Power Europe and Frames goodwill.  There were no impairments during the years ended December 31, 2022, 2021 and 2020.

The change in the carrying amount of goodwill for the year ended December 31, 2022 was as follows (in thousands):

Beginning balance at December 31, 2021	$220,436
Acquisitions	26,087
Measurement period adjustments	5,868
Foreign currency translation adjustment	(3,784)
Ending balance at December 31, 2022	$248,607

11.  Accrued Expenses

Accrued expenses at December 31, 2022 and 2021 consist of (in thousands):

	2022	2021
Accrued payroll and compensation related costs	$18,231	$22,005
Accrual for capital expenditures	53,089	6,735
Accrued accounts payable	53,899	36,701
Accrued sales and other taxes	15,112	10,632
Accrued interest	421	429
Accrued other	15,678	2,735
Total	$156,430	$79,237

12. Operating and Finance Lease Liabilities

As of December 31, 2022, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, “Nature of Operations”) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.  At the end of the lease term, the leased assets may be returned to the lessor by the Company, the Company may negotiate with the lessor to purchase the assets at fair market value, or the Company may negotiate with the lessor to renew the lease at market rental rates.  No residual value guarantees are contained in the leases.  No financial covenants are contained within the lease, however there are customary operational covenants such as assurance the Company properly maintains the leased assets and carries appropriate insurance, etc.  The leases include credit support in the form of either cash, collateral or letters of credit. See Note 21, “Commitments and contingencies,” for a description of cash held as security associated with the leases.

Notes to Consolidated Financial Statements (Continued)

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.  The fair value of this finance obligation approximated the carrying value as of December 31, 2022.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of December 31, 2022 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
2023	$82,019	$10,901	$92,920
2024	81,157	10,851	92,008
2025	76,444	13,763	90,207
2026	67,951	10,904	78,855
2027	53,741	6,947	60,688
2028 and thereafter	96,147	—	96,147
Total future minimum payments	457,459	53,366	510,824
Less imputed interest	(137,094)	(7,230)	(144,324)
Total	$320,365	$46,137	$366,500

Rental expense for all operating leases was $67.6 million, $38.6 million, and $22.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

At December 31, 2022 and 2021, security deposits associated with sale/leaseback transactions were $5.8 million and $3.5 million, respectively, and were included in other assets in the consolidated balance sheet.

Other information related to the operating leases are presented in the following table:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Cash payments (in thousands)	$63,214	$37,463
Weighted average remaining lease term (years)	6.52	5.60
Weighted average discount rate	11.2%	10.9%

Finance lease costs include amortization of the right of use assets (i.e., depreciation expense) and interest on lease liabilities (i.e., interest expense in the consolidated statement of operations), and were $6.2 million and $2.1 million for the year ended December 31, 2022 and 2021.

At December 31, 2022 and 2021, the right of use assets associated with finance leases, net was $53.7 million and $32.5 million, respectively. The accumulated depreciation for these right of use assets was $4.7 million and $1.5 million at December 31, 2022 and 2021, respectively.

Other information related to the finance leases are presented in the following table:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Cash payments (in thousands)	$9,033	$3,648
Weighted average remaining lease term (years)	3.92	4.56
Weighted average discount rate	6.7%	6.7%

Notes to Consolidated Financial Statements (Continued)

13.  Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at December 31, 2022 was $312.1 million, $55.4 million and $256.6 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheet. The outstanding balance of this obligation at December 31, 2021 was $236.6 million, $37.5 million and $199.1 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheet. The amount is amortized using the effective interest method. Interest expense recorded related to finance obligations for the year ended December 31, 2022 and 2021 was $29.7 million and $21.0 million, respectively. The fair value of this finance obligation approximated the carrying value as of both December 31, 2022 and 2021.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of this obligation at December 31, 2022 was $17.2 million, $3.5 million and $13.7 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheet. The outstanding balance of finance obligations related to sale/leaseback transactions at December 31, 2021 was $17.0 million, $4.5 million and $12.5 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheet. The fair value of this finance obligation approximated the carrying value as of both December 31, 2022 and December 31, 2021.

Future minimum payments under finance obligations notes above as of December 31, 2022 were as follows (in thousands):

			Total
	Sale of future	Sale/leaseback	Finance
	revenue - debt	financings	Obligations
2023	$88,161	$4,468	$92,629
2024	88,161	10,223	98,384
2025	82,904	1,319	84,223
2026	66,181	1,319	67,500
2027	49,610	1,319	50,929
2028 and thereafter	34,634	1,345	35,979
Total future minimum payments	409,651	19,993	429,644
Less imputed interest	(97,577)	(2,827)	(100,404)
Total	$312,074	$17,166	$329,240

Other information related to the above finance obligations are presented in the following table:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Cash payments (in thousands)	$72,377	$57,016
Weighted average remaining term (years)	4.84	5.03
Weighted average discount rate	11.1%	10.8%

14. Long-Term Debt

In March 2019, the Company entered into a loan and security agreement, as amended, with Generate Lending, LLC, providing for a secured term loan facility in the amount of $100 million (the “Term Loan Facility”). In December 2022, the Company fully repaid the outstanding balance of the Term Loan Facility, which resulted in a recording of a loss on the extinguishment of debt of $1.0 million on the consolidated statement of operations.

In June 2020, the Company acquired debt as part of the acquisition of United Hydrogen Group Inc. The outstanding carrying value of the debt is $9.0 million as of December 31, 2022. The outstanding principal on the debt is

Notes to Consolidated Financial Statements (Continued)

$11.4 million and the unamortized debt discount is $2.4 million, bearing varying interest rates ranging from 2.2% to 8.3%, and is scheduled to mature in 2026. As of December 31, 2022, the principal balance is due at each of the following dates is the following (in thousands):

December 31, 2023	$5,960
December 31, 2024	3,357
December 31, 2025	1,200
December 31, 2026	900
$11,417

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

Notes to Consolidated Financial Statements (Continued)

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

The initial conversion rate for the 3.75% Convertible Senior Notes is 198.6196 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $5.03 per share of the Company’s common stock, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company will pay or deliver, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. During the year ended December 31, 2022, there were no conversions. During the year ended December 31, 2021, $15.2 million of the 3.75% Convertible Senior Notes were converted and the Company issued approximately 3.0 million shares of common stock in conjunction with these conversions.

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

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Principal amounts:
Principal	$197,278	$197,278
Unamortized debt issuance costs (1)	(3,359)	(4,645)
Net carrying amount	$193,919	$192,633
1)	Included in the consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the total interest expense and effective interest rate related to the 3.75% Convertible Senior Notes (in thousands, except for effective interest rate):

	December 31,	December 31,
	2022	2021
Interest expense	$7,398	$7,446
Amortization of debt issuance costs	1,286	1,670
Total	8,684	9,116

Effective interest rate	4.5%	4.5%

Based on the closing price of the Company’s common stock of $12.37 on December 30, 2022, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at December 31, 2022 was approximately $493.0 million. Fair value estimation was primarily based on a stock exchange, active trade on December 29, 2022 of the 3.75% Senior Convertible Note.

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

The book value of the 5.5% Notes Capped Call and Common Stock Forward are not remeasured. There were no shares of common stock settled in connection with the Common Stock Forward during the year ended December 31, 2022. During the year ended December 31, 2021, 8.1 million shares were settled and received by the Company.

16.  Stockholders’ Equity

Preferred Stock

The Company has authorized 5.0 million shares of preferred stock, par value $0.01 per share. The Company’s amended and restated certificate of incorporation provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualifications, limitations, and restrictions thereof, applicable to the shares of each series.

The Company has authorized Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share. As of December 31, 2022 and December 31, 2021, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.

Common Stock and Warrants

The Company has one class of common stock, par value $.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.

Notes to Consolidated Financial Statements (Continued)

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

There were 590,345,658 and 577,654,900 shares of common stock outstanding as of December 31, 2022 and December 31, 2021, respectively.

On August 24, 2022, the Company and Amazon.com, Inc. (“Amazon”) entered into a Transaction Agreement (the “2022 Transaction Agreement”), under which the Company concurrently issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the “Amazon Warrant”) to acquire up to 16,000,000 shares of the Company’s common stock (the “Amazon Warrant Shares”), subject to certain vesting events described below. The Company and Amazon entered into the 2022 Transaction Agreement in connection with a concurrent commercial arrangement under which Amazon agreed to purchase hydrogen fuel from the Company through August 24, 2029. At December 31, 2022, 1,000,000 of the Amazon Warrant Shares issued pursuant to the 2022 Transaction Agreement had vested upon issuance.

During 2017, warrants to purchase up to 110,573,392 shares of common stock were issued in connection with transaction agreements with Amazon and Walmart, as discussed in Note 17, “Warrant Transaction Agreements.”

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss comprises the following (in thousands):

	Gains and Losses on	Unrealized Gains and Losses
	on Available-For-Sale	on Available-For-Sale	Foreign Currency
	Securities	Securities	Items	Total
Balance at December 31, 2021	$(150)	$(67)	$(1,315)	$(1,532)
Other comprehensive loss before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss	(599)	599	—	—
Net current-period other comprehensive loss	—	(20,004)	(4,468)	(24,472)
Balance at December 31, 2022	$(749)	$(19,472)	$(5,783)	$(26,004)

Balance at December 31, 2020	$—	$2,451	$—	$2,451
Other comprehensive loss before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss	(150)	150	—	—
Net current-period other comprehensive loss	—	(2,668)	(1,315)	(3,983)
Balance at December 31, 2021	$(150)	$(67)	$(1,315)	$(1,532)

17. Warrant Transaction Agreements

Amazon Transaction Agreement in 2022

On August 24, 2022, the Company and Amazon entered into a Transaction Agreement (the “2022 Transaction Agreement”), under which the Company concurrently issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the “2022 Amazon Warrant”) to acquire up to 16,000,000 shares (the “2022 Amazon Warrant Shares”) of the Company’s common stock, subject to certain vesting events described below. The

Notes to Consolidated Financial Statements (Continued)

Company and Amazon entered into the 2022 Transaction Agreement in connection with a concurrent commercial arrangement under which Amazon agreed to purchase hydrogen fuel from the Company through August 24, 2029.

Warrant

1,000,000 of the 2022 Amazon Warrant Shares vested immediately upon issuance of the 2022 Amazon Warrant. 15,000,000 of the 2022 Amazon Warrant Shares will vest in multiple tranches over the 7-year term of the 2022 Amazon Warrant based on payments made to the Company directly by Amazon or its affiliates, or indirectly through third parties, with 15,000,000 of the 2022 Amazon Warrant Shares fully vesting if Amazon-related payments of $2.1 billion are made in the aggregate. The exercise price for the first 9,000,000 2022 Amazon Warrant Shares is $22.9841 per share and the fair value on the grant date was $20.36. The exercise price for the remaining 7,000,000 2022 Amazon Warrant Shares will be an amount per share equal to 90% of the 30-day volume weighted average share price of the Company’s common stock as of the final vesting event that results in full vesting of the first 9,000,000 2022 Amazon Warrant Shares. The 2022 Amazon Warrant is exercisable through August 24, 2029.

Upon the consummation of certain change of control transactions (as defined in the 2022 Amazon Warrant) prior to the vesting of at least 60% of the aggregate 2022 Amazon Warrant Shares, the 2022 Amazon Warrant will automatically vest and become exercisable with respect to an additional number of 2022 Amazon Warrant Shares such that 60% of the aggregate 2022 Amazon Warrant Shares shall have vested. If a change of control transaction is consummated after the vesting of at least 60% of the aggregate 2022 Amazon Warrant Shares, then no acceleration of vesting will occur with respect to any of the unvested 2022 Amazon Warrant Shares as a result of the transaction. The exercise price and the 2022 Amazon Warrant Shares issuable upon exercise of the Amazon Warrant are subject to customary antidilution adjustments.

At December 31, 2022, 1,000,000 of the 2022 Amazon Warrant Shares issued pursuant to the 2022 Transaction Agreement had vested upon issuance. The warrant charge associated with the vested shares of $20.4 million was capitalized to contract assets in our consolidated financial statements based on the grant date fair value and is subsequently amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. The total amount amortized during the year 2022 was $0.5 million. The grant date fair value of tranches 2 and 3 will also be amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. Because the exercise price has yet to be determined, the fair value of tranche 4 will be remeasured at each reporting period end and amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the year ended December 31, 2022 was $5.2 million.

The assumptions used to calculate the valuations as of August 24, 2022 and December 31, 2022 are as follows:

	Tranches 1-3	Tranche 4
	August 24, 2022	December 31, 2022
Risk-free interest rate	3.15%	3.88%
Volatility	75.00%	75.00%
Expected average term	7 years	4 years
Exercise price	$22.98	$11.13
Stock price	$20.36	$12.37

Amazon Transaction Agreement in 2017

On April 4, 2017, the Company and Amazon entered into a Transaction Agreement (the “2017 Transaction Agreement”), pursuant to which the Company agreed to issue to Amazon a warrant (the “2017 Amazon Warrant”) to acquire up to 55,286,696 shares of the Company’s common stock (the “2017 Amazon Warrant Shares”), subject to certain vesting events described below. The Company and Amazon entered into the 2017 Amazon Transaction Agreement in connection with existing commercial agreements between the Company and Amazon with respect to the deployment of the Company’s GenKey fuel cell technology at Amazon distribution centers. The existing commercial agreements contemplate, but do not guarantee, future purchase orders for the Company’s fuel cell technology. The vesting of the 2017 Amazon Warrant Shares was conditioned upon payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to the existing commercial agreements.

Notes to Consolidated Financial Statements (Continued)

Under the terms of the 2017 Amazon Warrant, the first tranche of the 5,819,652 of the 2017 Amazon Warrant Shares vested upon execution of the 2017 Amazon Warrant, and the remaining 2017 Amazon Warrant Shares vest based on Amazon’s payment of up to $600.0 million to the Company in connection with Amazon’s purchase of goods and services from the Company. The $6.7 million fair value of the first tranche of the 2017 Amazon Warrant Shares, was recognized as selling, general and administrative expense upon execution of the 2017 Amazon Warrant.

Provision for the second and third tranches of the 2017 Amazon Warrant Shares was recorded as a reduction of revenue, because they represent consideration payable to a customer.

The fair value of the second tranche of the 2017 Amazon Warrant Shares was measured at January 1, 2019, upon adoption of ASU 2019-08. The second tranche of 29,098,260 of the 2017 Amazon Warrant Shares vested in four equal installments, as Amazon or its affiliates, directly or indirectly through third parties, made an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The last installment of the second tranche vested on November 2, 2020.  Revenue reductions of $497 thousand, $9.0 million and $4.1 million were associated with the second tranche of the 2017 Amazon Warrant Shares were recorded in 2021, 2020, and 2019, respectively, under the terms of the 2017 Amazon Warrant.

Under the terms of the 2017 Amazon Warrant, the third tranche of 20,368,784 of the 2017 Amazon Warrant Shares vests in eight equal installments, as Amazon or its affiliates, directly or indirectly through third parties, made an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The measurement date for the third tranche of the 2017 Amazon Warrant Shares was November 2, 2020, when their exercise price was determined, as discussed further below. The fair value of the third tranche of the 2017 Amazon Warrant Shares was determined to be $10.57 each. During 2020, revenue reductions of $24.1 million associated with the third tranche of the 2017 Amazon Warrant Shares were recorded under the terms of the 2017 Amazon Warrant, prior to the December 31, 2020 waiver described below.

On December 31, 2020, the Company waived the remaining vesting conditions under the 2017 Amazon Warrant, which resulted in the immediate vesting of all the third tranche of the 2017 Amazon Warrant Shares and recognition of an additional $399.7 million reduction to revenue.

The $399.7 million reduction to revenue resulting from the December 31, 2020 waiver was determined based upon a probability assessment of whether the underlying shares would have vested under the terms of the 2017 Amazon Warrant. Based upon the Company’s projections of probable future cash collections from Amazon (i.e., a Type I share based payment modification), a reduction of revenue associated with 5,354,905 of the 2017 Amazon Warrant Shares was recognized at their previously measured November 2, 2020 fair value of $10.57 per warrant. A reduction of revenue associated with the remaining 12,730,490 of the 2017 Amazon Warrant Shares was recognized at their December 31, 2020 fair value of $26.95 each, based upon the Company’s assessment that associated future cash collections from Amazon were not deemed probable (i.e., a Type III share-based payment modification).

The $399.7 million reduction to revenue was recognized during the year ended December 31, 2020 because the Company concluded such amount was not recoverable from the margins expected from future purchases by Amazon under the 2017 Amazon Warrant, and no exclusivity or other rights were conferred to the Company in connection with the December 31, 2020 waiver. Additionally, for the year ended December 31, 2020, the Company recorded a reduction to the provision for warrants of $12.8 million in connection with the release of the service loss accrual.

The 2017 Amazon Warrant was exercised with respect to 24,704,450 and 17,461,994 shares of the Company’s common stock as of December 31, 2022 and 2021, respectively.

At both December 31, 2022 and December 31, 2021, 55,286,696 of the 2017 Amazon Warrant Shares had vested. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2017 Amazon Warrant during the years ended December 31, 2022, 2021, and 2020 was $0.4 million, $0.5 million and $420.0 million, respectively.

The exercise price for the first and second tranches of the 2017 Amazon Warrant Shares was $1.1893 per share.  The exercise price of the third tranche of the 2017 Amazon Warrant Shares was $13.81 per share, which was determined

Notes to Consolidated Financial Statements (Continued)

pursuant to the terms of the 2017 Amazon Warrant as an amount equal to 90% of the 30-day volume weighted average share price of the Company’s common stock as of November 2, 2020, the final vesting date of the second tranche of the 2017 Amazon Warrant Shares. The 2017 Amazon Warrant is exercisable through April 4, 2027. The 2017 Amazon Warrant provides for net share settlement that, if elected by the holder, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The 2017 Amazon Warrant provides for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. The 2017 Amazon Warrant is classified as an equity instrument.

Fair value of the 2017 Amazon Warrant at December 31, 2020 and November 2, 2020 was based on the Black Scholes Option Pricing Model, which is based, in part, upon level 3 unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. All 2017 Amazon Warrant Shares were fully vested as of December 31, 2020.

The Company used the following assumptions for its 2017 Amazon Warrant:

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

The majority of the Walmart Warrant Shares will vest based on Walmart’s payment of up to $600.0 million to the Company in connection with Walmart’s purchase of goods and services from the Company. The first tranche of 5,819,652 Walmart Warrant Shares vested upon the execution of the Walmart Warrant and was fully exercised as of December 31, 2020. Accordingly, $10.9 million, the fair value of the first tranche of Walmart Warrant Shares, was recorded as a provision for common stock warrants and presented as a reduction to revenue on the consolidated statements of operations during 2017. All future provision for common stock warrants is measured based on their grant-date fair value and recorded as a charge against revenue. The second tranche of 29,098,260 Walmart Warrant Shares vests in four installments of 7,274,565 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $200.0 million in the aggregate. The exercise price for the first and second tranches of Walmart Warrant Shares is $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of Walmart Warrant Shares will be an amount per share equal to 90% of the 30-day volume weighted average share price of the common stock as of the final vesting date of the second tranche of Walmart Warrant Shares, provided that, with limited exceptions, the exercise price for the third tranche will not be lower than $1.1893. The Walmart Warrant is exercisable through July 20, 2027.

The Walmart Warrant provides for net share settlement that, if elected by the holder, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Walmart Warrant provides for certain

Notes to Consolidated Financial Statements (Continued)

adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. The Walmart Warrant is classified as an equity instrument. The warrant had been exercised with respect to 13,094,217 shares of the Company’s common stock as of both December 31, 2022 and 2021.

At December 31, 2022 and December 31, 2021, 27,643,347 and 20,368,782 of the Walmart Warrant Shares had vested, respectively.  The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the years ended December 31, 2022, 2021, and 2020 $7.1 million, $6.1 million, and $5.0 million, respectively.

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

The Company used the following assumptions for its Walmart Warrant:

January 1, 2019
Risk-free interest rate	2.63%
Volatility	95.00%
Expected average term	8.55
Exercise price	$2.12
Stock price	$1.24

The assumptions used to calculate the valuations of the final tranche of the Walmart Warrant as of December 31, 2022 are as follows:

December 31, 2022
Risk-free interest rate	3.92%
Volatility	75.00%
Expected average term	3.5 years
Exercise price	$11.13
Stock price	$12.37

Notes to Consolidated Financial Statements (Continued)

18. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

Major products/services lines
	Year Ended December 31,
	2022	2021	2020
Sales of fuel cell systems	$207,691	$225,229	$(55,091)
Sales of hydrogen infrastructure	141,528	135,055	(43,391)
Sales of electrolyzers	28,463	16,667	4,187
Sales of engineered equipment	93,489	7,571	—
Services performed on fuel cell systems and related infrastructure	35,280	26,706	(9,801)
Power Purchase Agreements	47,183	35,153	26,620
Fuel delivered to customers and related equipment	57,196	46,917	(16,072)
Sales of cryogenic equipment	87,761	8,255	—
Other	2,849	789	311
Net revenue	$701,440	$502,342	$(93,237)

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands):

	December 31,	December 31,
	2022	2021
Accounts receivable	$129,450	$92,675
Contract assets	104,287	38,757
Deferred revenue and contract liabilities	229,898	183,090

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

The deferred revenue and contract liabilities relate to the advance consideration received from customers for services that will be recognized over time (primarily fuel cell and related infrastructure services). Deferred revenue and contract liabilities also include advance consideration received from customers prior to delivery of products. These amounts are included within deferred revenue and other contract liabilities on the consolidated balance sheet.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets
	December 31, 2022	December 31, 2021
Transferred to receivables from contract assets recognized at the beginning of the period	$(33,394)	$(14,638)
Contract assets assumed as part of acquisition	—	9,960
Contract assets related to warrants	26,455	—
Revenue recognized and not billed as of the end of the period	72,469	25,246
Net change in contract assets	$65,530	$20,568

Notes to Consolidated Financial Statements (Continued)

Deferred revenue and contract liabilities
	December 31, 2022	December 31, 2021
Increases due to cash received, net of amounts recognized as revenue during the period	$200,347	$182,052
Contract liabilities assumed as part of acquisitions	10,011	35,727
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(163,550)	(110,974)
Net change in deferred revenue and contract liabilities	$46,808	$106,805

Estimated future revenue

The following table includes estimated revenue included in the backlog expected to be recognized in the future (sales of fuel cell systems, equipment, and hydrogen installations are expected to be recognized as revenue within one year; sales of services, PPAs, and fuel are expected to be recognized as revenue over five to ten years) related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period, including provision for common stock warrants (in thousands):

December 31,
2022
Sales of fuel cell systems	$38,234
Sales of hydrogen installations and other infrastructure	31,876
Sales of electrolyzers	303,038
Sales of engineered equipment	18,500
Services performed on fuel cell systems and related infrastructure	126,814
Power Purchase Agreements	375,802
Fuel delivered to customers and related equipment	93,798
Sales of cryogenic equipment	193,644
Total estimated future revenue	$1,181,706

19. Employee Benefit Plans

2011 and 2021 Stock Option and Incentive Plan

On May 12, 2011, the Company’s stockholders approved the 2011 Stock Option and Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the issuance of up to a maximum number of shares of common stock equal to the sum of (i) 1,000,000, plus (ii) the number of shares of common stock underlying any grants pursuant to the 2011 Plan or the Plug Power Inc. 1999 Stock Option and Incentive Plan that are forfeited, canceled, repurchased or are terminated (other than by exercise). The shares were issued pursuant to stock options, stock appreciation rights, restricted stock awards and certain other equity-based awards granted to employees, directors and consultants of the Company. No further grants may be made under the 2011 Plan after May 12, 2021. Through various amendments to the 2011 Plan approved by the Company’s stockholders, the number of shares of the Company’s common stock authorized for issuance under the 2011 Plan had been increased to 42.4 million. In July 2021, the 2021 Stock Option Incentive Plan (the “2021 Plan”) was approved by the Company’s stockholders.  The 2021 Plan provides for the issuance of up to a maximum number of shares of common stock equal to the sum of (i) 22,500,000 shares, plus the 473,491 shares remaining under the 2011 Plan as of the effective date of that the 2021 Plan, plus (iii) shares underlying any awards under the 2021 Plan and the 2011 Plan that are forfeited, canceled, cash-settled or otherwise terminated, other than by exercise. In June 2022, the Company’s stockholders approved an increase in the number of shares of the Company’s common stock authorized for issuance under the 2021 Plan to 40,030,000. Stock-based compensation costs recognized, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were approximately $169.8 million, $72.4 million and $14.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, in connection with the 2011 and 2021 Plans.

Notes to Consolidated Financial Statements (Continued)

The components and classification of stock-based compensation expense, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Cost of sales	$7,259	$1,965	$324
Research and development	6,369	5,983	1,624
Selling, general and administrative	156,127	64,443	12,444
	$169,755	$72,391	$14,392

Option Awards

The Company issues options that become exercisable based on time and/or market conditions, and are classified as equity awards.

Service Stock Options Awards

To date, service-based stock option awards (“Service Stock Options”) granted under the 2011 and 2021 Plans have vesting provisions ranging from one to three years in duration and expire ten years after issuance. Service Stock Options for employees issued under these plans generally vest in equal annual installments over three years and expire ten years after issuance. Service Stock Options granted to members of the Board generally vest one year after issuance. The Company estimates the fair value of the Service Stock Options using a Black-Scholes valuation model, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. Key inputs and assumptions used to estimate the fair value of the Service Stock Options include the grant price of the award, the expected option term, volatility of the Company’s stock, an appropriate risk-free rate, and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The assumptions made for purposes of estimating fair value under the Black-Scholes model for the 3,261,724, 1,942,335, and 3,509,549 Service Stock Options granted during years ended December 31, 2022, 2021, and 2020, respectively were as follows:

	December 31,	December 31,	December 31,
	2022	2021	2020
Expected term of options (years)	5	3-5	6
Risk free interest rate	1.26% - 4.34%	0.61% - 1.23%	0.37% - 1.37%
Volatility	73.38% - 85.97%	72.46% - 76.60%	64.19% - 68.18%

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

Notes to Consolidated Financial Statements (Continued)

The following table reflects the Service Stock Option activity for the year ended December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding at December 31, 2021	$9,786,909	$11.65	7.70	$172,412
Options exercisable at December 31, 2021	4,724,624	4.37	6.50	112,715
Options unvested at December 31, 2021	5,062,285	18.44	8.80	59,697
Granted	3,261,724	20.25	—	—
Exercised	(757,424)	2.96	—	—
Forfeited	(212,940)	24.25	—	—
Options outstanding at December 31, 2022	$12,078,269	$14.34	7.57	$42,835
Options exercisable at December 31, 2022	6,661,969	8.41	6.40	42,182
Options unvested at December 31, 2022	$5,416,300	$21.63	9.01	$653

The weighted average grant-date fair value of the Service Stock Options granted during for the years ended December 31, 2022, 2021 and 2020 was $13.39, $19.80, and $7.22 per share, respectively. The total intrinsic fair value of Service Stock Options exercised during the years ended December 31, 2022, 2021, and 2020, was approximately $15.1 million, $115.5 million, and $145.0 million. The fair value of Service Stock Options vested during the years ended December 31, 2022, 2021, and 2020 was $22.6 million,  $11.0 million, and $5.9 million, respectively.

Compensation cost associated with Service Stock Options represented approximately $27.5 million, $17.4 million, and $41.5 million of the total share-based payment expense recorded for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, there was approximately $59.8 million and $46.2 million of unrecognized compensation cost related to Service Stock Options to be recognized over a weighted average remaining period of 2.11 years.

Performance Stock Option Awards

The Company grants performance-based stock option awards (“Performance Stock Options”) to the Company’s Chief Executive Officer and certain other executive officers. These Performance Stock Options are subject to both market conditions tied to the achievement of stock price hurdles and time-based vesting; therefore, a Monte Carlo Simulation was utilized to determine the grant date fair value with the associated expense recognized over the requisite service period. The Performance Stock Options performance-based conditions will be satisfied as the volume weighted average price of the Company’s common stock during any 30 consecutive trading day period in the relevant performance period following the grant date of the stock options (“VWAP”) equals or exceeds certain levels. These levels range between $35 and $100. The Performance Stock Options granted have a required service periods ranging between 2 and 3 years. The Performance Stock Options will vest and become exercisable ratably over the service period. There will be no interpolation for the Chief Executive Officer’s Performance Stock Option if the VWAP falls between any two stock price hurdles, except in the event of a change in control. For awards granted to other executives if the VWAP falls between two of the stock price hurdles, an incremental number of shares will be earned based on linear interpolation in $1 increments. Failure to achieve any of the stock price hurdles applicable to a Performance Stock Option during the required performance period will result in the applicable shares not becoming exercisable and being forfeited. The Performance Stock Options have a maximum term of seven years from the grant date.

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

Notes to Consolidated Financial Statements (Continued)

The following table presents key assumptions used to estimate the fair value of the performance stock option awards granted in 2022 and 2021:

	December 31,	December 31,
	2022	2021
Remaining VWAP performance period (years)	3	3
Risk- free interest rate	3.10%	1.12%
Expected volatility	75.00%	70.00%
Closing stock price on grant date	$26.38	$26.92

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

The following table reflects the Performance Stock Option activity for the year ended December 31, 2022. Solely for the purposes of this table, the number of shares is based on participants earning the maximum number of shares underlying the Performance Stock Options (i.e., 200% of the target number of shares).

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding at December 31, 2021	14,020,000	$26.92	6.70	$18,336
Options exercisable at December 31, 2021	—	—	—	—
Options unvested at December 31, 2021	14,020,000	26.92	6.70	18,336
Granted	1,500,000	26.38	6.64	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Options outstanding at December 31, 2022	15,520,000	$26.87	5.81	$—
Options exercisable at December 31, 2022	1,391,000	26.92	5.73	—
Options unvested at December 31, 2022	14,129,000	$26.86	5.82	$—

The weighted average grant-date fair value of Performance Stock Options granted during the years ended December 31, 2022 and 2021 was $9.73 and $12.70, respectively. There were no Performance Stock Options exercised during the years ended December 31, 2022 and 2021.

As of December 31, 2022, there were 2,782,000 unvested shares underlying Performance Stock Options for which the employee requisite service period has not been rendered but are expected to vest. The aggregate intrinsic value of these unvested Performance Stock Options is $0 as of December 31, 2022. The weighted average remaining contractual term of these unvested Performance Stock Options was 5.73 years as of December 31, 2022.

Compensation cost associated with Performance Stock Options represented approximately $95.7 and $27.8 million of the total share-based payment expense recorded for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was approximately $70.4 million of unrecognized compensation cost related to Performance Stock Options to be recognized over a weighted average remaining period of 1.88 years.

Restricted Stock Awards

Restricted stock awards generally vest in equal installments over a period of one to three years. Restricted stock awards are valued based on the closing price of the Company’s common stock on the date of grant, and compensation cost is recorded on a straight-line basis over the vesting period. The Company recorded expense associated with its restricted stock awards of approximately $46.5 million, $27.2 million, and $7.6 million, for the years ended December 31, 2022, 2021, and 2020, respectively. Additionally, for the years ended December 31, 2022, 2021, and 2020, there was $110.3 million, $74.5 million, and $41.5 million, respectively, of unrecognized compensation cost related to restricted stock awards to be recognized over a weighted average remaining period of 2.16 years.

Notes to Consolidated Financial Statements (Continued)

A summary of restricted stock award activity for the year ended December 31, 2022 is as follows (in thousands except share amounts):

		Weighted	Aggregate
		Average Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested restricted stock at December 31, 2021	4,851,873	$21.59	$136,968
Granted	4,289,682	20.28	—
Vested	(2,628,397)	(13.96)	—
Forfeited	(236,782)	23.84	—
Unvested restricted stock at December 31, 2022	6,276,376	$21.56	$77,639

The weighted average grant-date fair value of the restricted stock awards granted during the years ended December 31, 2022, 2021, and 2020, was $20.28, $32.35, and $12.61, respectively. The total fair value of restricted stock awards vested for the years ended December 31, 2022, 2021, and 2020 was $36.7 million, $76.0 million, and $23.3 million, respectively.

401(k) Savings & Retirement Plan

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute 100% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings or less actual losses thereon. Participants are vested in the Company’s matching contribution based on years of service completed. Participants are fully vested upon completion of three years of service. During 2018, the Company began funding its matching contribution in a combination of cash and common stock. The Company issued 442,056 shares of common stock, 90,580 shares of common stock, and 403,474 shares of common stock pursuant to the Plug Power Inc. 401(k) Savings & Retirement Plan during the years ended December 31, 2022, 2021, and 2020, respectively.

The Company’s expense for this plan was approximately $9.2 million, $4.3 million, and $2.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Non-Employee Director Compensation

Each non-employee director is paid an annual retainer for his or her service, in the form of either cash or stock compensation. This annual retainer is paid in four quarterly installments. The Company granted 21,886, 12,258, and 36,175 shares of common stock to non-employee directors as quarterly compensation for the years ended December 31, 2022, 2021 and 2020, respectively. All common stock issued related to this annual retainer that is paid quarterly, is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company’s share-based compensation expense in connection with non-employee director quarterly compensation was approximately $390 thousand, $372 thousand and $228 thousand for the years ended December 31, 2022, 2021, and 2020, respectively.

20. Income Taxes

The components of loss before income taxes and the income tax (expense) benefit for the years ended December 31, 2022, 2021, and 2020, by jurisdiction, are as follows (in thousands):

	2022			2021			2020
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Loss before income taxes	$(697,342)	$(25,827)	$(723,169)	$(466,825)	$(9,337)	$(476,162)	$(624,302)	$(2,698)	$(627,000)
Income tax (expense) benefit	868	(1,707)	(839)	16,540	(343)	16,197	30,845	—	30,845
Net loss attributable to the Company	$(696,474)	$(27,534)	$(724,008)	$(450,285)	$(9,680)	$(459,965)	$(593,457)	$(2,698)	$(596,155)

Notes to Consolidated Financial Statements (Continued)

The significant components of current and deferred income tax expense (benefit) for the years ended December 31, 2022, 2021, and 2020, by jurisdiction, are as follows (in thousands):

	2022			2021			2020
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Current income tax (benefit) expense	$—	$668	$668	$—	$—	$—	$—	$—	$—
Deferred tax (benefit) expense	(42,705)	6,968	(35,737)	(51,999)	1,064	(50,935)	(31,408)	(67)	(31,475)
Net operating loss carryforward generated	(92,030)	4,332	(87,698)	(105,498)	(2,038)	(107,536)	(51,849)	(438)	(52,287)
Valuation allowance increase (decrease)	133,867	(10,261)	123,606	140,957	1,317	142,274	52,412	505	52,917
Expense (benefit) for income taxes	$(868)	1,707	$839	$(16,540)	$343	$(16,197)	$(30,845)	$—	$(30,845)

The Company’s effective income tax rate differed from the federal statutory rate as follows:

	2022	2021	2020
U.S. Federal statutory tax rate	(21.0)%	(21.0)%	(21.0)%
Deferred state taxes	0.0%	(0.6)%	(2.3)%
Common stock warrant liability	0.0%	(6.0)%	13.4%
Section 162M Disallowance	1.9%	1.1%	0.0%
Equity Compensation	(0.7)%	(4.3)%	0.0%
Provision to return and deferred tax asset adjustments	4.6%	(1.3)%	0.0%
Change in U.S. Federal/Foreign statutory tax rate	0.0%	0.3%	0.0%
Other, net	0.6%	(1.5)%	(3.5)%
Change in valuation allowance	14.8%	29.9%	8.4%
	0.1%	(3.4)%	(5.0)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax purposes. The Company has recorded a net deferred tax liability in other non-current liabilities, at December 31, 2022 and 2021 of approximately $11.5 million

Notes to Consolidated Financial Statements (Continued)

and $5.0 million, respectively. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	U.S.		Foreign		Total
	2022	2021	2022	2021	2022	2021
Deferred revenue	33,172	24,514	137	146	33,309	24,660
Interest expense	31,368	29,095	—	—	31,368	29,095
Other reserves and accruals	26,591	23,398	287	7,332	26,878	30,730
Tax credit carryforwards	14,949	8,960	—	1,289	14,949	10,249
Amortization of stock-based compensation	30,217	13,904	—	—	30,217	13,904
Non-compensatory warrants	6,268	4,115	—	—	6,268	4,115
Capitalized research & development expenditures	60,588	37,912	—	4,613	60,588	42,525
Right of use liability (operating leases)	32,616	6,118	259	485	32,875	6,603
Net operating loss carryforwards	297,790	205,760	7,720	12,052	305,510	217,812
Total deferred tax asset	533,559	353,776	8,403	25,917	541,962	379,693
Valuation allowance	(429,291)	(295,424)	(8,183)	(18,444)	(437,474)	(313,868)
Net deferred tax assets	$104,268	$58,352	$220	$7,473	$104,488	$65,825
Intangible assets	(29,731)	(23,244)	(9,938)	(11,098)	(39,669)	(34,342)
Convertible debt	(26,989)	(27,346)	—	—	(26,989)	(27,346)
Right of use asset (operating leases)	(40,194)	(247)	(260)	(485)	(40,454)	(732)
Property, plant and equipment and right of use assets	(7,383)	(8,489)	(1,500)	—	(8,883)	(8,489)
Deferred tax liability	$(104,297)	$(59,326)	$(11,699)	$(11,583)	$(115,996)	$(70,909)
Net	$(29)	$(974)	$(11,479)	$(4,110)	$(11,508)	$(5,084)

The Company has recorded a valuation allowance, as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2022 and 2021 of approximately $437.5 million and $313.9 million, respectively. A reconciliation of the current year change in valuation allowance is as follows (in thousands):

	U.S.	Foreign	Total
Increase (decrease) in valuation allowance for current year increase in net operating losses	$119,784	(5,924)	$113,860
Increase (decrease) in valuation allowance for current year net increase in deferred tax assets other than net operating losses	22,081	(12,265)	9,816
Increase (decrease) in valuation allowance due to change in tax rates	(7,998)	7,928	(70)
Net increase (decrease) in valuation allowance	$133,867	$(10,261)	$123,606

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

The Company's deferred tax assets include $1.4 billion of U.S. net operating loss carryforwards. The NOL carryforwards available at December 31, 2022, include $1.2 billion of NOL that was generated in 2018 through 2022, that do not expire. The remainder, if unused, will expire at various dates from 2034 through 2037. Based on analysis of stock transactions, an ownership change as defined under Section 382 of the Code occurred in 2013, which imposes a $13.5

Notes to Consolidated Financial Statements (Continued)

million limit on the utilization of pre-change losses that can be used to offset taxable income in future years. The pre-change NOL carryforwards will expire, if unused, at various dates from 2021 through 2033. The Company continuously analyzes stock transactions and has determined that no ownership changes have occurred since 2013 that would further limit the utilization of NOLs. Therefore, NOLs of $1.4 billion incurred in post-change years are not subject to limitation.

Approximately $14.9 million of research credit carryforwards generated after the most recent IRC Section 382 ownership change are included in the Company's deferred tax assets. Due to limitations under IRC Section 382, research credit carryforwards existing prior to the most recent IRC Section 382 ownership change will not be used and are not reflected in the Company's gross deferred tax asset at December 31, 2022. The remaining credit carryforwards will expire during the periods 2033 through 2042.

At December 31, 2022, the Company has unused Canadian net operating loss carryforwards of approximately $1.3 million. The net operating loss carryforwards if unused will expire at various dates between 2040 through 2043. At December 31, 2022, the Company has no remaining Scientific Research and Experimental Development (“SR&ED”) expenditures or ITC credit carryforwards.

At December 31, 2022, the Company has unused French net operating loss carryforwards of approximately $27.3 million. The net operating loss may carryforward indefinitely or until the Company changes its activity.

At December 31, 2022, the Company no longer has Netherlands net operating loss carryforwards. As the carryforward amount of $2.9 million as of December 31, 2021 was utilized in the current year.

As of December 31, 2022, the Company has no un-repatriated foreign earnings or unrecognized tax benefits.

The Inflation Reduction Act of 2022 (IRA) was signed into law on August 16, 2022. Key provisions under the IRA include a 15% corporate alternative minimum tax imposed on certain large corporations and the extension and expansion of clean energy tax incentives. The 15% corporate alternative minimum tax is not expected to affect the Company in the near future. The Company is in the process of evaluating the impact of the clean energy tax incentives on its businesses and is awaiting U.S. Department of the Treasury and Internal Revenue Service guidance.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities. Open tax years in the U.S. range from 2019 and forward. Open tax years in the foreign jurisdictions range from 2012 and forward.  However, upon examination in subsequent years, if net operating losses carryforwards and tax credit carryforwards are utilized, the US and foreign jurisdictions can reduce net operating loss carryforwards and tax credit carryforwards utilized in the year being examined if they do not agree with the carryforward amount. As of December 31, 2022, the Company was not under audit in the U.S. or non-U.S. taxing jurisdictions.

The Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code ("IRC") Section 174. The requirement was effective for the Company beginning after December 31, 2021. We recorded a deferred tax asset of approximately $19.0 million due to Section 174 capitalization. We note that the Company is currently in a full valuation allowance as it relates to the U.S. taxing jurisdiction as a result there is no impact to cash taxes payable.

The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved, with the exception of $20.0 million of DTAs recorded in the Netherlands, which do not require a reserve as the Netherlands entity has approximately $31.5 million of DTLs that provide a sufficient source of income to support realization of its DTAs.

21.  Commitments and Contingencies

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $383.7 million and $275.1 million, respectively, was required to be restricted as security as of December 31, 2022 and 2021, which will be released

Notes to Consolidated Financial Statements (Continued)

over the lease term. As of December 31, 2022 and 2021, the Company also had certain letters of credit backed by security deposits totaling $379.6 million and $286.0 million, respectively, that are security for the above noted sale/leaseback agreements.

As of December 31, 2022 and 2021, the Company had $75.5 million and $67.7 million, respectively, held in escrow related to the construction of certain hydrogen plants.

The Company also had $5.0 million, $2.3 million, and $1.8 million of consideration held by our paying agent in connection with the Applied Cryo, Joule, and CIS acquisitions, respectively, reported as restricted cash as of December 31, 2022, with a corresponding accrued liability on the Company’s consolidated balance sheet. The Company had $10.0 million of consideration held by our paying agent in connection with the Applied Cryo reported as restricted cash as of December 31, 2021, with a corresponding accrued liability on the Company’s consolidated balance sheet. Additionally, the Company had $10.8 million and $12.2 million in restricted cash as collateral resulting from the Frames acquisition as of December 31, 2022 and 2021, respectively.

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

At December 31, 2022, one customer comprised approximately 24.9% of the total accounts receivable balance. At December 31, 2021, one customer comprised approximately 46.6% of the total accounts receivable balance.

For the year ended December 31, 2022, three customers accounted for 51.2% of total consolidated revenues. For the year ended December 31, 2021, three customers accounted for 75.7% of total consolidated revenues.

On December 31, 2020, the Company waived the remaining vesting conditions under the Amazon Warrant,  which resulted in a reduction in revenue of $399.7 million, which resulted in negative consolidated revenue of $93.2 million for the year ended December 31, 2020. See Note 17, “Warrant Transaction Agreements,” to the consolidated financial statements for further information. Total revenue in 2020 for this customer was negative $310.1 million. For the year ended December 31, 2020, this customer accounted for (332.4)% of our total consolidated revenues which included a provision for warrant charge of $420.0 million, which was recorded as a reduction of revenue. Additionally, 156.2% of our total consolidated revenues were associated primarily with two other customers.

22.  Segment and Geographic Area Reporting

Our organization is managed from a sales perspective based on “go-to-market” sales channels, emphasizing shared learning across end-user applications and common supplier/vendor relationships. These sales channels are structured to serve a range of customers for our products and services. As a result of this structure, we concluded that we have one operating and reportable segment — the design, development and sale of green hydrogen products and solutions that help customers meet their business goals while decarbonizing their operations. Our chief executive officer was identified as the chief operating decision maker (CODM). All significant operating decisions made by management are

Notes to Consolidated Financial Statements (Continued)

largely based upon the analysis of Plug on a total company basis, including assessments related to our incentive compensation plans.

	Revenues			Long-Lived Assets
	Year ended December 31,			As of December 31,
	2022	2021	2020	2022	2021
North America	$579,218	$476,246	$(100,523)	$1,209,900	$570,777
Europe	46,033	20,814	3,929	13,215	2,608
Asia	50,498	718	147	—	—
Other	25,691	4,564	3,210	—	171
Total	$701,440	$502,342	$(93,237)	$1,223,115	$573,556

23. Subsequent Events

We have evaluated events as of March 1, 2023 and have not identified any subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUG POWER INC.

By:	/s/ ANDREW MARSH
Andrew Marsh
President, Chief Executive Officer and Director

Date: March 1, 2023