Form 10-K/A
period 2022-12-31
PLUG POWER INC
filed 2023-05-01
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34392

Plug Power Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3672377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

968 Albany Shaker Road Latham, NY	12110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (518) 782-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	PLUG	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 74262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $6,828,840,612 based on the last reported sale of the common stock on The NASDAQ Capital Market on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter.

As of April 27, 2023, 600,451,562 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Plug Power Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023, only for the purpose of including the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the omitted information to be incorporated in the Original Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.

This Amendment No. 1 amends and restates only Part III, Items 10, 11, 12, 13, and 14, and amends Part IV, Item 15 of the Original Form 10-K. In addition, this Amendment No. 1 deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K. No other Items of the Original Form 10-K have been amended or revised in this Form 10-K/A, and all such other Items shall be as set forth in the Original Form 10-K.

Pursuant to SEC rules, Item 15 of Part IV of the Original Form 10-K is hereby amended solely to include, as Exhibits 31.3 and 31.4, new certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Exchange Act. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted. We are not including new certifications required by Rule 13a-14(b) under the Exchange Act as no financial statements are included in this Amendment No. 1.

In addition, no other information has been updated for any subsequent events occurring after March 1, 2023, the date of the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings made with the SEC subsequent to the filing of the Original Form 10-K. Unless the context otherwise requires, references in this Amendment No. 1 to “Plug,” “Plug Power,” the “Company,” “we,” “our,” or “us” mean Plug Power Inc., a Delaware corporation, and its consolidated subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding the directors of the Company as of April 17, 2023.  The biographies of each of the directors below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding the experiences, qualifications, attributes or skills that caused the Corporate Governance and Nominating Committee and the Board of Directors of the Company (the “Board”) to determine that the person should serve as a director.

Class I Directors

Andrew J. Marsh
Age: 67 Director since 2008 Board Committee: None Class I Director: Continuing in Office until the 2024 Annual Meeting

Andrew J. Marsh joined the Company as President and Chief Executive Officer in April 2008 and has been our director since 2008. As President and Chief Executive Officer, Mr. Marsh plans and directs all aspects of the organization’s policies and objectives, and is focused on building a company that leverages Plug Power’s combination of technological expertise, talented people and focus on sales growth to continue the Company’s leadership stance in the future alternative energy economy. Mr. Marsh continues to spearhead hydrogen fuel cell innovations, and his ability to drive revenue growth landed Plug Power on Deloitte’s Technology Fast 500TM list in 2015 and 2016. Mr. Marsh also serves on the board of directors of Gevo, Inc., a publicly traded renewable chemicals and advanced biofuels company.

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

Mr. Marsh is a prominent voice leading the hydrogen and fuel cell industry. Nationally, he is the Chairman of the Fuel Cell and Hydrogen Energy Association, and was a member of the Hydrogen and Fuel Cell Technical Advisory Committee (“HTAC”) within the Department of Energy’s Hydrogen Program, which was disbanded in January 2021. HTAC was responsible for providing advice to the Department of Energy regarding its hydrogen and fuel cell program goals, strategies, and activities. Internationally, Mr. Marsh represents Plug Power in its role as supporting members of the Hydrogen Council, a global initiative of leading energy, transport and industry companies with a united vision and long-term ambition for hydrogen to foster the energy transition. Mr. Marsh holds a Master of Science in Electrical Engineering from Duke University and a Master of Business Administration from Southern Methodist University.

We believe Mr. Marsh’s qualifications to sit on our Board include his extensive experience with the alternative energy industry, as well as his experience in management positions.

Maureen O. Helmer
Age: 66 Director since 2004 Board Committees: Audit; Corporate Governance and Nominating (Chair); Regulatory Affairs Class I Director: Continuing in Office until the 2024 Annual Meeting

Maureen O. Helmer has been a director of the Company since 2004. Ms. Helmer worked at the law firm Barclay Damon, LLP until her retirement in 2021 as a senior member of the firm’s energy and telecommunications Regulatory Practice Area. Prior to joining Barclay Damon, LLP, Ms. Helmer was a member of Green & Seifter Attorneys, PLLC. From 2003 through 2006, she practiced as a partner in the law firm of Couch White, LLP and then as a solo practitioner. Ms. Helmer has advised international energy, telecommunications and industrial companies on policy and government affairs issues. In addition to serving as Chair of the New York State Public Service Commission (“PSC”) from 1998 to 2003, Ms. Helmer also served as Chair of the New York State Board on Electric Generation Siting and the Environment. Prior to her appointment as Chair, Ms. Helmer served as Commissioner of the PSC from 1997 until 1998 and was General Counsel to PSC from 1995 through 1997. From 1984 through 1995, Ms. Helmer held several positions in the New York Legislature, including Counsel to the Senate Energy Committee. She also served as a board member of the New York State Energy Research and Development Authority, the New York State Environmental Board and the New York State Disaster Preparedness Commission during her tenure as Chair of the PSC from 1996 to 2003. In addition, she was Vice Chair of the Electricity Committee of the National Association of Regulatory Utility Commissioners (“NARUC”) and a member of the NARUC Board of Directors. She was also appointed to serve as a member of the New York State Cyber-Security Task Force. She formerly served as a board member of the Center for Internet Security from 2012 to 2016, the Center for Economic Growth from 2008 to 2016, and New York Women in Communications and Energy from 1990 to 2016. Ms. Helmer earned her Bachelor of Science from the State University at Albany and her Juris Doctorate from the University of Buffalo Law School. She is admitted to practice law in New York.

We believe Ms. Helmer’s qualifications to sit on our Board include her long history of experience with energy regulation, policy, and government affairs and advising energy and industrial companies.

Kavita Mahtani
Age: 52 Director since 2022 Board Committees: Audit Class I Director: Continuing in Office until the 2024 Annual Meeting

Kavita Mahtani is Chief Financial Officer, Americas for London-headquartered HSBC. Based in New York, Ms. Mahtani manages a finance organization across the U.S., Canada, Mexico, and South America. In her role, Ms. Mahtani drives growth and M&A strategy, as well as restructuring and re-engineering efforts alongside the Chief Executive Officer. Prior to joining HSBC, Ms. Mahtani served in several leadership roles during her 13-year tenure with Citigroup, Inc., including Managing Director – Global Head of Asset and Liability Management, Chief Financial Officer, Global Corporate and Investment Banking, and Managing Director – Global Head of Financial Planning and Analysis, among others. Ms. Mahtani has also held roles with Morgan Stanley and Merrill Lynch & Company, Inc. Ms. Mahtani holds a Bachelor of Science degree in Economics from the University of Pennsylvania, The Wharton School, and a Master of Business Administration from the University of Chicago’s Graduate School of Business.

We believe Ms. Mahtani’s qualifications to sit on our Board include extensive experience with growth strategies, merger and acquisition implementation, and leadership.

Gary K. Willis
Age: 77 Director since 2003 Board Committees: Audit; Compensation (Chair); Regulatory Affairs; Merger & Acquisition / Strategy Class I Director: Continuing in Office until the 2024 Annual Meeting

Gary K. Willis has been a director of the Company since 2003. Mr. Willis previously served as the President of the Zygo Corporation (“Zygo”) from February 1992 to 1999 and the Chief Executive Officer from 1993 to 1999. Mr. Willis served as a director of Zygo from 1992 to November 2000, including as Chairman of the board from 1998 to 2000. Mr. Willis also served as a director of Zygo from 2004 to 2014. Zygo, which was acquired in 2014 by Ametek, Inc., was a provider of metrology, optics, optical assembly, and systems solutions to the semiconductor, optical manufacturing, and industrial/automotive markets. Prior to joining Zygo, Mr. Willis served as the President and Chief Executive Officer of The Foxboro Company, a manufacturer of process control instruments and systems. Mr. Willis holds a Bachelor of Science degree in Mechanical Engineering from Worcester Polytechnic Institute.

We believe Mr. Willis’ qualifications to sit on our Board include his extensive experience in management and director positions with similar companies, as well as his educational background in mechanical engineering.

Class II Directors

Jean A. Bua
Age: 64 Director since 2022 Board Committee: Audit (Chair) Class II Director: Continuing in Office until the 2025 Annual Meeting

Jean A. Bua currently is the Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of NetScout Systems, Inc. (NASDAQ: NTCT), a provider of real-time operational intelligence and performance analytics for service assurance and cyber security solutions. Prior to NetScout, Ms. Bua served as Executive Vice President, Finance & Treasurer of American Tower Corporation, an operator of wireless and broadcast communications infrastructure, and spent nine years at Iron Mountain, Inc., an information management services company, concluding as Senior Vice President, Chief Accounting Officer and Worldwide Controller. She also previously held senior positions at Duracraft Corp. and Keithley Instruments and was a management consultant at Ernst & Young LLP and an auditor at KPMG LLP. She has led all global financial operations, including M&A analysis, acquisition integration, capital market strategy, financial planning and analysis, international tax, financial systems and compliance for high-growth, transformative public companies. Ms. Bua served as a board member and audit committee chair for Coresite Realty until its acquisition at the end of 2021. Ms. Bua earned a Bachelor of Science in Business Administration, summa cum laude, from Bryant College and an M.B.A. from the University of Rhode Island.

We believe Ms. Bua’s qualifications to sit on our Board include her knowledge of acquisition strategy and implementation, global financial operations, and compliance.

Gregory L. Kenausis
Age: 53 Director since 2013 Board Committee: Audit; Compensation; Merger & Acquisition / Strategy Class II Director: Continuing in Office until the 2025 Annual Meeting

Gregory L. Kenausis has been a director of the Company since October 2013. Dr. Kenausis is the founding partner and since 2005 has been the Chief Investment Officer of Grand Haven Capital AG, an investment firm, where he is the head of research and trading activity and is responsible for managing the fund’s operations and structure. He also has worked extensively as a business consultant with a focus on business development and strategy, as well as valuation. Dr. Kenausis earned a bachelor’s degree from Yale University and a doctoral degree from the University of Texas at Austin.

We believe Dr. Kenausis’ qualifications to sit on our Board include his background and senior level experience in financial investments, business development, and strategy, management and equity capital markets.

George C. McNamee
Chairman Age: 76 Director since 1997 Board Committee: Compensation; Regulatory Affairs; Merger & Acquisition / Strategy Class II Director: Continuing in Office until the 2025 Annual Meeting

George C. McNamee serves as Chairman of the Company’s Board of Directors and has served as such since 1997. He was previously Chairman of First Albany Companies Inc. and a Managing Partner of FA Tech Ventures, an information and energy technology venture capital firm. As an executive and director of numerous companies, Mr. McNamee has navigated technological change, rapid growth, crisis management, team building and strategy. As a public company director, Mr. McNamee has led board special committees, chaired audit committees, chaired three boards and has been an active lead director. Mr. McNamee has previously served on several public company boards, including the boards of Mechanical Technology Inc. and the Home Shopping Network. He has been an early stage investor, director and mentor for private companies that subsequently went public including MapInfo (now Pitney Bowes), META Group (now Gartner Group) and iRobot Corporation, where he served as a director from 1999 to 2016 and as lead director for the last 11 of those years. In 2011, Mr. McNamee was the first history major awarded the Yale Science and Engineering Association Distinguished Service Award. He served as a NYSE director from 1999 to 2004 and chaired its foundation. In the aftermath of the 1987 stock market crash, he chaired the Group of Thirty Committee to reform the Clearance and Settlement System. Mr. McNamee has been active as a director or trustee of civic organizations including The Albany Academies and Albany Medical Center, whose Finance Committee he chaired for 12 years. He is also a director of several private companies, a Sterling Fellow of Yale University and a Trustee of The American Friends of Eton College. He conceived and co-authored a book on the Chicago Conspiracy Trial. He received his Bachelor of Arts degree from Yale University.

We believe Mr. McNamee’s qualifications to sit on our Board include his experience serving on technology company boards, his background in investment banking, which has given him broad exposure to many financing and merger and acquisition issues, and experience with the financial sector and its regulatory bodies.

Class III Directors

Lucas P. Schneider
Age: 54 Director since 2017 Board Committee: Corporate Governance and Nominating Class III Director: Continuing in office until the 2023 Annual Meeting

Lucas P. Schneider has served as a director of the Company since March 2017. Mr. Schneider is the Chief Executive Officer of Refraction AI, an autonomous robot delivery company. Prior to his current role, Mr. Schneider was the Chief Operating Officer of Wejo, Ltd., a connected vehicle data marketplace from 2019 to 2020. From 2012 until December 2018, Mr. Schneider served as the Chief Executive Officer of Silvercar, Inc., a vehicle mobility technology. In 2017, Silvercar was acquired by Audi AG. Prior to Silvercar, Mr. Schneider served as Chief Technology Officer of Zipcar, a car-sharing company, continuing in the role he played at Flexcar, LLC after it was acquired by Zipcar. Earlier in his career he also held various leadership positions with companies including Ford Motor Company, Verticalnet, Inc. and PRTM, a management consulting subsidiary of PriceWaterhouseCoopers LLP. Mr. Schneider received a Master of Science in Industrial Administration, specializing in Operations and Strategy from the Tepper School of Business at Carnegie Mellon University and a Bachelor of Science degree in Mechanical Engineering from University of Texas at Austin. We believe Mr. Schneider’s qualifications to sit on our Board include his extensive experience in helping guide companies, ranging from start-ups to large enterprises, through major business milestones including IPOs, mergers, acquisitions, product expansions, and technology development.

Jonathan M. Silver
Age: 65 Director since 2018 Board Committee: Corporate Governance and Nominating; Regulatory Affairs Class III Director: Continuing in Office until the 2023 Annual Meeting

Jonathan M. Silver has served as a director of the Company since June 2018 Mr. Silver is a Senior Advisor at Apollo Global Management, a $550 billion asset manager. At Apollo, he Chairs the firm’s Global Climate Council, the group which supports and guides the firm’s $50 billion investment program in sustainability-related entities. Earlier, he was a Senior Advisor at Guggenheim Partners, a large asset manager and investment bank, where he helped expand the firm’s activities in sustainability. From 2015 to 2019, Mr. Silver served as the Managing Partner of Tax Equity Advisors LLC, an advisory firm managing investments in solar power projects on behalf of large corporations. From 2011 to 2018, he also served as Senior Advisor to a number of clean energy firms, including ICF International, Inc., an energy and environmental consulting firms, NextEra Energy, Inc., the nation’s largest renewable energy provider, and Marathon Capital, LLC, a power industry-focused investment bank. He currently sits on the boards of National Grid (NGG: NSYE), a global utility, EG Acqusition Corporation, and Intellihot Inc., a leading player in the tankless water heating sector. Earlier, he served on the boards of Peridot Acquisition Corp, which merged with Li-Cyle, a leader in battery recycling, Eemax, Inc. and Sol Systems, LLC. From 1999 to 2008, Mr. Silver was the co-founder of Core Capital Partners, a venture capital investor in battery technology, advanced manufacturing, telecommunications and software. From 1990 to 1992, he was a Managing Director, and the Chief Operating Officer of Tiger Management, one of the country’s largest and most successful hedge funds. He has also held senior operating positions, including chief operating officer and executive vice president, in several companies. Mr. Silver began his career in 1982 at McKinsey and Company, a global management consulting firm, working on strategic issues for some of the nation’s largest financial institutions and corporations. Mr. Silver has served as a senior advisor to three U.S. Cabinet Secretaries: Commerce (1992 to 1993), Treasury (1992 to 1994) and Interior (1993 to 1995). He is on the board of Resources for the Future and has been on the boards of the American Federation of Scientists, the Wind Energy Foundation and American Forests.

We believe Mr. Silver’s qualifications to sit on our Board include his extensive experience with the alternative energy industry, his high-level experience in government and in energy policy and his deep experience as an investor in and advisor to, both clean energy and clean tech companies and their investors.

Kyungyeol Song
Age: 50 Director since 2021 Board Committee: Merger & Acquisition / Strategy Class III Director: Continuing in Office until the 2023 Annual Meeting

Kyungyeol Song has been a director of the Company since February 2021. Dr. Song is an Executive Vice President of SK E&S Co., Ltd. (“SK E&S”) and the Chief Operating Officer at PassKey, Inc., a US-based energy transition business entity of SK. Prior to his current position, Dr. Song served as the Senior Vice President in Energy Solution TF at SK Group Supex Council from February 2019 until August 2020 and was the Head of Quantum Growth TF at SK until 2022. Dr. Song also served as the Director of the McKinsey Energy Center from February 2007 until December 2018. Dr. Song received a Ph.D. in Control and Estimation Theory, Aeronautics and Astronautics from the Massachusetts Institute of Technology, a Master of Science in Aerospace Engineering from Seoul National University, and a Bachelor of Science degree in Aerospace Engineering from Seoul National University.

Dr. Song was appointed to the Board by Grove Energy Capital LLC, a stockholder of the Company, pursuant to the Investor Agreement, dated as of February 24, 2021. We believe Dr. Song’s qualifications to sit on our Board include his extensive experience with the renewable energy industry.

Investor Agreement

Pursuant to the Investor Agreement described under Part III. “Item 13. Certain Relationships and Related Party Transactions, and Director Independence,” Grove Energy Capital LLC (“Grove Energy”), a subsidiary of SK Inc., is entitled to designate one person (the “SK Designee”) to be appointed to the Board of Directors of the Company.  Grove Energy has the right to require the Board to nominate a SK Designee for election to the Board by the stockholders of the Company at annual stockholder meetings until the earliest of (i) the date on which Grove Energy and its affiliates beneficially own less than 4.0% of our issued and outstanding common stock and (ii) the expiration or termination of the definitive joint venture agreement with respect to a joint venture in Asia (the “Asia JV Agreement”).

Grove Energy selected Dr. Song as the SK Designee and the Board of Directors appointed Dr. Song as a director of the Company on February 24, 2021.

Executive Officers

The names and ages of all executive officers of the Company and the principal occupation and business experience for at least the last five years for each are set forth below as of April 17, 2023.

Executive Officers	Age	Position
Andrew J. Marsh	67	President, Chief Executive Officer and Director
Paul B. Middleton	55	Chief Financial Officer and Executive Vice President
Gerard L. Conway, Jr.	58	General Counsel, Corporate Secretary and Executive Vice President
Jose Luis Crespo	53	General Manager, Material Handling and Executive Vice President
Martin D. Hull	55	Corporate Controller and Chief Accounting Officer
David Mindnich	45	Executive Vice President of Global Manufacturing
Keith C. Schmid	60	General Manager, New Markets and President, New Product Development
Sanjay K. Shrestha	49	General Manager, Energy Solutions, Chief Strategy Officer, and Executive Vice President

Andrew J. Marsh’s biographical information can be found in “Directors” above.

Paul B. Middleton joined the Company as Chief Financial Officer and Executive Vice President in 2014. Prior to Plug Power, Mr. Middleton worked at Rogers Corp., a global manufacturer and distributor of specialty polymer composite materials and components, from 2001 to 2014. During his tenure at Rogers Corp., Mr. Middleton served in many senior financial leadership roles, including Corporate Controller and Principal Accounting Officer, Treasurer and Interim Chief Financial Officer. Prior to Rogers Corp., Mr. Middleton managed all financial administration for the tools division of Coopers Industries from 1997 to 2001. Mr. Middleton holds a Master of Science in Accounting and a BBA from the University of Central Florida. Additionally, he is a Certified Public Accountant.

Gerard L. Conway, Jr. has served as General Counsel and Corporate Secretary of the Company since September 2004 and, since March 2009, has also served as Executive Vice President of the Company. In that capacity, Mr. Conway is responsible for advising the Company on legal issues such as corporate law, securities, contracts, strategic alliances, and intellectual property. He also serves as the Compliance Officer for securities matters affecting the Company and has served as Vice President of Government Affairs since 2005 and, in that capacity, he advocates on energy issues, policies, legislation, and regulations on the state, federal, national, and international levels on behalf of the Company and the alternative energy sector. Prior to his appointment to his current position, Mr. Conway served as Associate General Counsel and Director of Government Relations for the Company beginning in July 2000. Mr. Conway has more than 25 years of experience in general business, corporate law, real estate matters, and government relations. Mr. Conway holds a Bachelor of Arts degree in English and Philosophy from Colgate University and a Juris Doctorate from Boston University School of Law.

Jose Luis Crespo joined the Company as Vice President of Business and International Sales in 2014. He was promoted to Vice President of Global Sales in January of 2015 and in 2016 he was named General Manager for Hypulsion, the Company’s wholly owned European subsidiary. In 2022, Mr. Crespo was named General Manager of Material Handling, a position that he holds currently. Prior to joining the Company, Mr. Crespo served as Vice President of International Value Stream at Smiths Power, a supplier of power distribution, conditioning, protection and monitoring solutions for data centers, wireless communications and other critical or high-value electrical systems, from 2009 to 2013. Mr. Crespo holds a Master in Business Administration from the University of Phoenix and a degree in Telecommunications Engineering from the Engineering University of Madrid, Spain.

Martin D. Hull joined the Company as Corporate Controller and Chief Accounting Officer in April 2015. Prior to that, he was a principal and director with the certified public accounting firm of Marvin and Company, P.C. from November 2012 to March 2015. Prior to that, Mr. Hull was with KPMG LLP, serving as partner from October 2004 to September 2012, and has a total of 24 years of public accounting experience. Mr. Hull holds a Bachelor of Business Administration with a concentration in Accounting from the University of Notre Dame.

David Mindnich joined the Company as the Executive Vice President of Global Manufacturing in 2021. Prior to joining the Company, he spearheaded operations for Tesla’s first-ever Gigafactory in Nevada. Prior to that, he held senior manufacturing roles for global companies, including International Game Technology and Trex Company, Inc. Mr. Mindnich holds an Master of Business Administration from the University of Phoenix and a bachelor’s degree from Arizona State University.

Keith C. Schmid joined the Company as Senior Vice President and Chief Operating Officer in 2013. Mr. Schmid served as President of SPS Solutions, a power solutions and energy storage consulting firm, from 2011 to 2013. Previously, Mr. Schmid served as Chief Executive Officer of Boston-Power Incorporated, a provider of large format lithium ion battery solutions, in 2011, and as President and Chief Executive Officer of Power Distribution Incorporated, a power distribution and protection company, from 2007 to 2010. In addition, Mr. Schmid held the position of General Manager, Industrial Energy Division-Americas for Exide Technologies, a multinational lead-acid batteries manufacturing company, from 2001 to 2007. Mr. Schmid holds a Master of Science degree in Engineering and a Master in Business Administration from the University of Wisconsin-Madison.

Sanjay K. Shrestha joined the Company as Chief Strategy Officer and Executive Vice President in April 2019, and was appointed as General Manager, Energy Solutions in January 2021. Prior to joining Plug Power, Mr. Shrestha served as the Chief Investment Officer of Sky Solar Holdings, which owned and operated solar projects in Japan, Europe and the Americas, and President of Sky Capital America, which owned and operated solar projects in North and South America, since 2015. Under his leadership, Sky Capital America built and acquired over 100MW of operating solar assets and secured a pipeline over 100MW. He also sourced various types of financing solutions to support this growth, including project debt, construction equity and long-term equity. Before Sky Capital America, he led the renewables investment banking effort at FBR Capital Markets (now known as B. Riley Financial, Inc.) since 2013. During 2014, and under his leadership, the firm was ranked among the top renewable energy underwriters in the United States. Prior to joining FBR Capital Markets, Mr. Shrestha was the global head of renewables research coverage at Lazard Capital Markets. During his tenure at Lazard Capital Markets, he was a member of the Institutional Investor All America Research team and was also ranked as one of the top five stock pickers on a global basis. Prior to Lazard Capital Markets, Mr. Shrestha was at First Albany Capital, where he built the firm’s renewables and industrial research practice. Mr. Shrestha serves as an independent director on the board of directors of Fusemachines, an artificial intelligence talent and education solutions company. Mr. Shrestha received a Bachelor of Science from The College of Saint Rose. He brings to the Company almost two decades of experience in the broader clean tech sector.

Audit Committee

The Board has established an Audit Committee of the Board of Directors.  The Audit Committee consists of Ms. Bua (Chair), Dr. Kenausis, Mr. Willis, and Messes. Helmer and Mahtani, each of whom is an independent director as defined in Rule 5605(a)(2) under the Marketplace Rules of the National Association of Securities Dealers, Inc. (the “Nasdaq Rules”) and the applicable rules of the SEC.

The Board has determined that Ms. Bua qualifies as an “audit committee financial expert” as defined in the applicable rules of the SEC. Ms. Bua’s designation by the Board as an “audit committee financial expert” is not intended to be a representation that she is an expert for any purpose as a result of such designation, nor is it intended to impose on her any duties, obligations, or liability greater than the duties, obligations, or liability imposed on her as a member of the Audit Committee and the Board in the absence of such designation.

The Audit Committee, among other matters, is responsible for (i) appointing the Company’s independent registered public accounting firm, (ii) evaluating such independent registered public accounting firm’s qualifications, independence and performance, (iii) determining the compensation for such independent registered public accounting firm, and (iv) pre-approving all audit and non-audit services. Additionally, the Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes and the integrated audit of the Company’s financial statements and internal control over financial reporting, including the work of the independent registered public accounting firm. A more complete description of the Audit Committee’s functions is set forth in the Audit Committee’s charter which is published on the “Investor Relations” section of the Company’s website at www.plugpower.com. Our website is not incorporated into or a part of this Amendment No. 1.

Code of Conduct

We have adopted a code of conduct applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of conduct is a “code of ethics” as defined in Item 406(b) of Regulation S-K and embodies our principles and practices relating to the ethical conduct of our business and our long-standing commitment to honesty, fair dealing and full compliance with all laws affecting our business. In the event that we amend or waive certain provisions of our code of conduct in a manner that requires disclosure under applicable rules, we intend to provide such required disclosure on our website in accordance with applicable SEC and Nasdaq Rules. Our code of ethics is available on our website at www.plugpower.com under the Investor Relations section. Our website is not incorporated into or a part of this Amendment No. 1.

Corporate Governance Guidelines

We have adopted corporate governance guidelines that serve as a flexible framework within which our Board of Directors and its committees operate. These guidelines cover a number of areas including Board membership criteria and director qualifications, director responsibilities, Board structure, Board member access to management and independent advisors, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines published on our website at www.plugpower.com under the Investor Relations section. Our website is not incorporated into or a part of this Form 10-K.

Prohibition Against Hedging and Pledging

The Company maintains an internal Insider Trading Policy that is applicable to our employees, including our executive officers, and directors. Among other things, the policy prohibits any director or employee of the Company (including executive officers) from (i) engaging in short sales of the Company’s securities and from trading in puts, calls, or options in respect of the Company’s securities; (ii) buying or selling puts, calls or other derivative securities of the Company or engaging in any other hedging transactions with respect to the Company’s securities; (iii) purchasing any securities of the Company with money borrowed from a bank, brokerage firm or other person for the purpose of purchasing securities or using the Company’s securities as collateral in a margin account; (iv) pledging Company securities as collateral for a loan (or modifying an existing pledge); or (v) donating or making any other transfer of Company securities without consideration when the donating employee, director, or executive officer is not permitted to trade, unless the donee agrees not to sell the shares until the donating employee, director, or executive officer is permitted to sell.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, as defined by Section 16, directors, and persons or entities who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons or entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based on our review of the copies of such filings and based on written representations, we believe that all such persons and entities complied on a timely basis with all Section 16(a) filing requirements during the fiscal year ended December 31, 2022, except that the following persons filed the following Form 4s late on the following dates:

•	Kavita Mahtani, Maureen O. Helmer, Jean A. Bua, Gary K. Willis, Lucas P. Schneider, Jonathan M. Silver, Johannes M. Roth, Gregory L. Kenausis, Kimberly A. Harriman and George C. McNamee each filed a Form 4 on July 15, 2022 disclosing grants of common stock made on July 1, 2022 pursuant to the Company’s Director Compensation Plan.
•	Kavita Mahtani, Maureen O. Helmer, Jean A. Bua, Gary K. Willis, Lucas P. Schneider, Jonathan M. Silver, Gregory L. Kenausis and George C. McNamee each filed a Form 4 on July 26, 2022 disclosing grants of restricted stock and options to purchase common stock made on June 30, 2022 pursuant to the Company's Director Compensation Plan.
•	On December 2, 2022, the following individuals filed reports disclosing the tendering of shares to cover tax withholding obligations in connection with the vesting of restricted stock awards (each, a “Withholding Event”): Dirk Ole Hoefelmann filed a Form 4 disclosing a Withholding Event on February 24, 2022; Sanjay K. Shrestha filed a Form 4 disclosing Withholding Events on May 9, 2022 and September 28, 2022; Gerard L. Conway, Jr., Jose Luis Crespo, Andrew Marsh, Paul B. Middleton and Keith Schmidt each filed a Form 4 disclosing Withholding Events on August 19, 2022 and September 28, 2022; and Martin D. Hull filed a Form 4 disclosing Withholding Events on August 19, 2022, September 22, 2022 and September 28, 2022.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis discusses our compensation policies and determinations that apply to our named executive officers. For 2022, our “named executive officers,” under applicable SEC reporting requirements, are:

With Plug Power Since:
Andrew J. Marsh, our President and Chief Executive Officer and a Director	2008
Paul B. Middleton, our Chief Financial Officer and Executive Vice President	2014
Gerard L. Conway, Jr., our General Counsel, Corporate Secretary, and Executive Vice President	2000
Jose Luis Crespo, our General Manager, Material Handling and Executive Vice President	2014
Dirk Ole Hoefelmann, our Former General Manager, Electrolyzers and Executive Vice President	2021
Keith Schmid, our General Manager, New Markets and President, New Product Development	2013
Sanjay K. Shrestha, our General Manager, Energy Solutions, Chief Strategy Officer, and Executive Vice President	2019

The following discussion should be read together with the compensation tables and related disclosures that follow.

Executive Summary

Business and Strategic Highlights

In 2022, Plug Power continued to position itself to become the global leader in the hydrogen ecosystem and to serve the entire ecosystem of green hydrogen products – from generation to storage to transportation and distribution.

2022 Financial Highlights
$701M	$(194M)
2022 Net Revenue	2022 Gross Profit (Loss)	524%
+ $199M	+ 6%	5-Year Total Stockholder Return
YoY Improvement	YoY Improvement

We also successfully executed on important strategic growth pillars to reach significant milestones during 2022, including:

•	Entered into an agreement with New Fortress Energy Inc. to build an industrial-scale green hydrogen plant near Beaumont, Texas;
•	Entered into green hydrogen supply agreements with major corporations such as Walmart and Amazon;
•	Completed successful testing on a three megawatt stationary fuel cell unit with Microsoft;
•	Developed multiple new pedestal customer programs for the material handling market;
•	Commenced construction on a large scale green hydrogen generation plant at the Port of Antwerp in Belgium;
•	Selected site for an industrial-scale, green hydrogen production plant in Navarra, Spain;
•	Commenced manufacture of GenDrive fuel cells at the Company’s Vista Technology Park facility in Slingerlands, New York; and
•	Developed opportunity pipeline for a number of new product platforms like liquification, hydrogen distribution, and onsite hydrogen generation.

Five-Year Stockholder Value Creation

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

Index	2017	2018	2019	2020	2021	2022
Plug Power Inc.	$100.00	$52.54	$133.90	$1,436.86	$1,196.19	$524.15
NASDAQ Clean Edge Green Energy Index	$100.00	$86.83	$121.07	$345.03	$334.51	$224.35
Russell 2000 Index	$100.00	$87.82	$108.11	$128.61	$146.21	$114.70

•	This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC, and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
•	The stock price performance shown on the graph is not necessarily indicative of future price performance.
•	Assuming the investment of $100 on December 31, 2017 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in the Company’s common stock price relative to the noted indices and is not necessarily indicative of future price performance.

2022 Say on Pay and Investor Feedback

Our shareholder base is represented by approximately 66% retail investors and approximately 34% institutional investors. During 2022, we reached out to 135 of our largest institutional investors representing approximately 68% of our institutional common stock ownership, and five institutional investors representing approximately 25% of our institutional common stock ownership, accepted our invitation and we met with each of them.

We pay careful attention to any feedback we receive from our stockholders about our executive compensation program. Every year we invite our stockholders to cast an advisory vote to approve the compensation of our named executive officers. At our 2022 annual meeting, we received the support of approximately 71% of the votes cast for our “say-on-pay” advisory vote proposal. We recognize that while many investors were enthusiastic about our wholly performance-based 2021 long-term incentive design, other investors had some reservations about the non-traditional nature of the program. During 2022, none of the named executive officers who participated in the 2021 performance stock option program received an annual equity award. We value the views of our stockholders and intend to maintain a compensation framework that is aligned with our pay-for-performance compensation philosophy, aligned with the long-term interests of our stockholders and in line with sound governance practices.

Executive Compensation Program

Our goal is to retain and attract experienced and talented executive officers and to motivate them to achieve our short-term and long-term financial, operational and strategic objectives that produce and promote stockholder value. To achieve this goal, we strongly emphasize a culture of pay-for-performance to provide incentives and accountability for our executive officers in working toward the achievement of our objectives. Accordingly, we have designed our incentive compensation programs with the goal of ensuring that actual pay varies above or below targeted compensation opportunity based on achievement of challenging performance goals and demonstration of meaningful individual commitment and contribution.

Key elements of our compensation programs include the following:

Compensation Element	Purpose	Features
Base salary	To attract and retain experienced and highly skilled executives.

Fixed component of pay to provide financial stability, based on responsibilities, experience, individual contributions and peer company data.

There were no base salary increases for our named executive officers during 2022.

Annual cash incentive bonuses	To promote and reward the achievement of key short-term strategic and business goals of the Company; to motivate and attract executives.

Variable component of pay based on annual corporate quantitative and qualitative goals.

We set rigorous goals and the 2022 bonus was earned below the target level; the Compensation Committee exercised negative discretion and no bonuses were paid to our named executive officers for 2022.

Long-term equity incentive compensation	To encourage executives and other employees to focus on long-term Company performance; to drive long-term stockholder value; to promote retention; to reward outstanding Company and individual performance.	Typically subject to multi-year vesting based on performance achievement and continued service. For 2022, only Mr. Hoefelmann received an annual equity award.

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

✓ Pay-for-performance by structuring a significant percentage of target annual compensation in the form of variable, at-risk compensation

✓ Offer market-competitive benefits for executives that are consistent with the rest of our employees

✓ Consult with an independent compensation consultant on compensation levels and practices

✓ Maintain robust stock ownership guidelines

✓ Have a clawback policy that applies to cash and equity incentive compensation

✓ Hold an annual say-on-pay vote

× Allow hedging or pledging of equity

× Allow for re-pricing of stock options without stockholder approval

× Provide excessive perquisites

× Provide supplemental executive retirement plans

× Provide any excise tax gross-ups

× Provide single-trigger severance arrangements

Setting Executive Compensation

The Compensation Committee is responsible for reviewing, and recommending to the Board for approval, the compensation of our executive officers, including our named executive officers. The Compensation Committee is composed entirely of non-employee directors who are “independent” as that term is defined in the applicable Nasdaq Rules. In making its recommendations regarding executive compensation, our Compensation Committee annually reviews the performance of our executives with our Chief Executive Officer, and our Chief Executive Officer makes recommendations to our Compensation Committee with respect to the appropriate base salary, annual incentive bonuses and performance measures, and grants of long-term equity incentive awards for each of our executives (other than himself). The Chairman of the Compensation Committee makes recommendations to the Compensation Committee with respect to the Chief Executive Officer’s compensation.

In setting executive base salaries and annual cash bonuses and granting equity incentive awards, the Compensation Committee and the Board consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, and our desire to motivate our executives to achieve short and long-term results that are in the best interests of our stockholders.

Independent Compensation Consultant

For purposes of evaluating 2022 compensation for each of our named executive officers, our Compensation Committee retained FW Cook as its independent compensation consultant. FW Cook has not performed services for the Company other than consulting services related to the compensation and benefits of our executives and non-employee directors. FW Cook assisted the Compensation Committee in the development of a compensation peer group and provided their market analysis of the various components of compensation for the named executive officer positions, including base salary, annual cash bonus and equity compensation. Our Compensation Committee has analyzed whether the work of FW Cook raised any conflict of interest, taking into account relevant factors in accordance with SEC guidelines and Nasdaq Rules. Based on its analysis, our Compensation Committee determined that the engagement of FW Cook does not create any conflict of interest pursuant to the SEC guidelines and Nasdaq Rules.

Peer Group Selection and Market Data

We operate in a highly specialized niche industry - the core of our business is the hydrogen molecule and, as a hydrogen supply chain company, we must attract and retain manufacturing and service technicians, engineers, scientists, innovators, and business leaders who have the passion and expertise to run our business.

Developing a peer group for the Company for compensation comparison purposes is challenging because there are few pure green hydrogen peer companies that are publicly-traded, stand-alone, U.S.-based, and size-appropriate. Furthermore, due to the nature of our business, we also compete for executive talent with companies outside our peer group, including public companies that are larger and more established than we are or that possess greater resources than we do, and with smaller private companies that may be able to offer greater compensation potential. Our talent competitors run the spectrum from market leading alternative technology companies, to deep pocketed legacy fossil fuel companies who are now embracing hydrogen, to the next generation of ambitious startups with the potential to be green unicorns who can offer lucrative incentive compensation packages.

In light of the foregoing, the Compensation Committee recognizes that it is not possible to create a “perfect” compensation peer group for Plug Power, particularly for the purpose of setting long-term equity incentive levels. However, the Compensation Committee determined that a reference group of comparator companies would be useful for the purpose of determining overall market levels of annual cash compensation: specifically, base salary and annual target bonus levels.

For 2022, the Compensation Committee, in consultation with FW Cook, maintained the same comparator group of public companies that it established in the prior year. These companies operate in similar industries and have executive compensation and financial data available in proxy statements or through widely available compensation surveys.

AeroVironment, Inc.	FuelCell Energy, Inc.	Rogers Corp.
Ambarella International, L.P.	Generac Holdings Inc.	Semtech Corp.
Ballard Power Systems, Inc.	Inphi Corp.	Silicon Laboratories, Inc.
Bloom Energy Corp.	Lattice Semiconductor Corp.	SolarEdge Technologies, Inc.
Brooks Automation, Inc. Solutions	MACOM Technology Holdings, Inc.	SunPower Corp.
Chart Industries, Inc.	MaxLinear, Inc.	Sunrun Inc.
Cree, Inc.	Monolithic Power Systems, Inc.
Enphase Energy, Inc.	Power Integrations, Inc.

Based on data compiled by FW Cook at the time of the peer group review in April 2021, our revenues and market capitalization were at the 23rd and 100th percentiles, respectively, in relation to the peer group.

As an additional reference, our Compensation Committee also used data from the Radford Global Technology executive compensation survey to evaluate the competitive market generally used within the technology industry. The Compensation Committee considered only aggregated survey data for purposes of this general market assessment and did not consider the identity of the companies comprising the survey data to be material for this purpose.

The Compensation Committee considered each executive’s level and job performance, his or her duties and responsibilities at the Company compared to the duties and responsibilities of executive officers in similar positions at the peer group companies and in the survey data, and other circumstances unique to the Company, and evaluated whether the compensation elements and levels provided to our executives were generally appropriate relative to their responsibilities at the Company and compensation elements and levels provided to their counterparts in the peer group or within survey data.

The Compensation Committee considered both objective and subjective criteria to evaluate Company and individual performance and the competitive landscape, which allowed it to exercise informed judgment and not rely solely on rigid benchmarks. Accordingly, the Compensation Committee did not formulaically tie compensation decisions to any particular percentile level of total compensation paid to executives at the peer group companies or survey data.

Our Executive Compensation Program

Each of the primary elements of our executive compensation is discussed in detail below and the compensation paid to our named executive officers in 2022 is discussed under each element. In the descriptions below, we have identified particular compensation objectives that we have designed our executive compensation programs to serve; however, we have designed our compensation programs to complement each other and to collectively serve all of our executive compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that, as a part of our overall executive compensation, each element to a greater or lesser extent serves each of our objectives.

2022 Base Salary

Base salaries have historically represented the smallest component of each named executive officer’s total direct compensation opportunity and represent a fixed amount paid to each executive for performing his normal duties and responsibilities. Our executives’ base salaries reflect the initial base salaries that we negotiated with each of our executives at the time of his initial employment or promotion and subsequent adjustments to these amounts to reflect market and merit increases, the growth and stage of development of our Company, our executives’ performance and increased experience, changes in our executives’ roles and responsibilities, and other factors. We have a strong and united one-team culture and named executive officers who are our Chief Executive Officer’s direct reports are viewed as equal partners and contributors. Accordingly, for 2022, we set base salaries for named executive officers other than our Chief Executive Officer at the same amounts. The following table sets forth the annual base salaries for our named executive officers for each of 2021 and 2022, as well as the percentage increase year-over-year. As shown in the table below, there were no base salary increases for our named executive officers during 2022.

Name	2021 Base Salary ($)(1)	2022 Base Salary ($)(1)	Increase (%)
Andrew J. Marsh	750,000	750,000	-
Paul B. Middleton	400,000	400,000	-
Gerard L. Conway, Jr.	400,000	400,000	-
Jose Luis Crespo	400,000	400,000	-
Dirk Ole Hoefelmann	400,000	400,000	-
Keith Schmid	400,000	400,000	-
Sanjay K. Shrestha	400,000	400,000	-

(1) Base salaries reflect the base salary rate in effect as of year-end.

(2) Mr. Hoefelmann joined the Company in January 2021 and his employment terminated effective April 1, 2023.

2022 Annual Cash Incentive Bonuses

Our named executive officers are eligible to receive annual cash incentive bonuses based on a 100% performance-oriented incentive compensation program. Annual bonuses for 2022 were based upon Company performance as measured against pre-established performance goals, including financial measures and achievement of strategic objectives. The primary objective of the annual bonus program is to motivate and reward our executive officers for meeting financial, operational and strategic performance goals that drive the long-term success of our business.

The Compensation Committee determined the 2022 annual cash incentive awards for the named executive officers using the following framework:

At the beginning of the year, the Compensation Committee established threshold, target and stretch attainment levels for each of our named executive officers based on a percentage of his base salary. The threshold level for each performance goal is considered reasonably difficult to attain and reflects the Compensation Committee’s expectation for baseline performance before any bonus will be paid. The target attainment level is considered challenging to attain, and the executive would need to exceed expectations to achieve this level. The stretch attainment level is considered exceptionally challenging for the executive to attain, and the executive would need to significantly outperform to achieve this level. For 2022, the target annual bonus opportunity for each of our named executive officers for 2022 was 100% of base salary, with threshold set at 65% of base salary and stretch set at 135% of base salary.

For 2022, the Compensation Committee established the following corporate level goals for the annual bonus plan:

Company Metric	Weighting	Rationale for Metric
Revenue	30%	Revenue is an important measure of topline performance.

Gross Margin	30%	Gross Margin is a measure of the Company’s profitability, based on net sales less the cost of goods sold, including the cost of carrying inventory.

Key Strategic Initiatives	40%

Key strategic initiatives reflect our successful execution of events that are critical for our continued growth and long-term success. For 2022, the Compensation Committee established the following five strategic initiatives, of which four were achieved:

X Green Hydrogen – Commission over 70 tons per day and start construction for >130 tons per day of new green hydrogen by year end

✓ Build bookings and agreements over $2.5 billion in 2022

✓ Identify transformative opportunities and partnerships that can dramatically impact Plug Power

✓ Develop/mobilize global sourcing strategy with roadmap for centers of excellence and capacity outline to deliver a five-year strategic plan

✓ Service roadmap relating to certain pricing goals and fuel cells deployment at material handling sites

The 2022 Company goals established by the Compensation Committee, the relative weightings assigned to each goal at the beginning of the year, and the performance against these goals for 2022 are set forth below.

	Weight	Threshold	Target	Stretch	Actual Performance	Weighted Performance %
Payout %		65%	100%	135%
Revenue	30%	$850 million	$925 million	$965 million	$701 million	0%
Gross Margin	30%	$32 million	$50 million	$60 million	($194 million)	0%
Key Strategic Initiatives	40%	3	4	5	4	40%

Earned Payout as a Percentage of Target: 16%

Notwithstanding the partial achievement of the pre-determined corporate metrics, after review and discussion of the overall global market and the Company’s actual financial performance, the Compensation Committee determined not to pay bonuses to the named executive officer for 2022.

2022 Long-Term Equity Incentive Compensation

Our named executive officers who participated in the 2021 performance stock option program did not receive equity awards in 2022. Mr. Hoefelmann did not participate in the 2021 performance stock option program and, in 2022, we granted long-term equity incentive awards only to Mr. Hoefelmann in the form of 100,000 restricted shares of common stock and an option to purchase 100,000 shares of our common stock, all of which were forfeited upon his termination of employment effective April 1, 2023

Broad-Based Benefits

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

Employment Agreements

The named executive officers are subject to employment agreements that provide for severance benefits upon certain qualifying terminations of employment with the Company. The Compensation Committee considers these severance benefits to be an important part of the executive compensation program and consistent with competitive market practice. Consistent with market practices, the employment agreements do not include change in control-related tax gross-ups. Additional information regarding the employment arrangements with each of our named executive officers, including a quantification of benefits that would have been received by each named executive officer had his employment terminated on December 31, 2022, is provided under “Employment Agreements” and “Potential Payments upon Termination or Change in Control” below.

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

Stock Ownership Guidelines

The Board has adopted stock ownership guidelines for executives, including our named executive officers, and these guidelines are also considered when granting long-term equity incentive awards to executives. The ownership guidelines provide a target level of Company equity holdings with which named executive officers are expected to comply within five years or the date the individual is first appointed as an executive. The target stock holdings are determined as a multiple of the named executive officer’s base salary (5x for the Chief Executive Officer and 3x for the other named executive officers) and then converted to a fixed number of shares using a 200-day average stock price. The following shares are included in determining compliance with the stock ownership guidelines: (i) shares owned outright by the executive or his or her immediate family members residing in the same household; (ii) shares held in the Plug Power Inc. Savings and Retirement Plan; (iii) restricted stock issued as part of an executive’s annual or other bonus (whether or not vested); (iv) shares acquired upon the exercise of employee stock options; (v) shares underlying unexercised employee stock options times a factor of 33%; and (vi) shares held in trust. The named executive officers who are required to be in compliance with the stock ownership guidelines are in compliance.

Prohibition Against Hedging and Pledging

The Company maintains an internal Insider Trading Policy that is applicable to our employees, including our executive officers, and directors. Among other things, the policy prohibits any director or employee of the Company (including executive officers) from (i) engaging in short sales of the Company’s securities and from trading in puts, calls or options in respect of the Company’s securities; (ii) buying or selling puts, calls or other derivative securities of the Company or engaging in any other hedging transactions with respect to the Company’s securities; (iii) purchasing any securities of the Company with money borrowed from a bank, brokerage firm or other person for the purpose of purchasing securities or using the Company’s securities as collateral in a margin account; (iv) pledging Company securities as collateral for a loan (or modifying an existing pledge); or (v) donating or making any other transfer of Company securities without consideration when the donating employee, director, or executive officer is not permitted to trade, unless the donee agrees not to sell the shares until the donating employee, director, or executive officer is permitted to sell.

Clawback Policy

In March 2019, our Compensation Committee and Board of Directors adopted a Policy for Recoupment of Incentive Compensation that covers incentive compensation paid to our executive officers who are subject to the reporting requirements of Section 16 of the Exchange Act. The policy provides that if we are required to prepare an accounting restatement due to our material non-compliance with any financial reporting requirement and/or intentional misconduct by a covered executive, our Compensation Committee may require the covered executive to repay to us any excess compensation received by the covered executive during the covered period. For purposes of this policy, excess compensation means any annual cash bonus and long-term equity incentive compensation received by a covered executive during the three-year period preceding the publication of the restated financial statement that the Compensation Committee determines was in excess of the amount that such covered executive would have received had such annual cash bonus and long-term equity incentive compensation been calculated based on the financial results reported in the restated financial statement. In light of the SEC’s adoption of final clawback rules in October 2022, we intend to update our clawback policy to comply with applicable Nasdaq Rules when such rules become effective.

Tax and Accounting Considerations

Deductibility of Executive Compensation

The Compensation Committee considered the deductibility of compensation for federal income tax purposes in the design of the Company’s compensation programs. While the Company generally seeks to maintain the deductibility of the incentive compensation paid to its executive officers, the Compensation Committee retains the flexibility necessary to provide cash and equity compensation in line with competitive practices, its compensation philosophy and the best interests of stockholders, even if these amounts are not fully tax deductible.

Taxation of “Parachute” Payments

Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceed certain prescribed limits, and that the Company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We have not agreed to provide any executive officer, including any named executive officers, or director with a “gross- up” or other reimbursement payment for any tax liability that the executive officer or director might owe as a result of the application of Sections 280G or 4999 of the Code.

Section 409A of the Internal Revenue Code

Section 409A of the Code imposes additional significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A of the Code. Although we do not currently maintain a nonqualified deferred compensation plan, Section 409A of the Code may apply to certain severance arrangements, bonus arrangements and equity awards. We aim to structure all our severance arrangements, bonus arrangements and equity awards in a manner to either avoid the application of Section 409A or, to the extent doing so is not possible, to comply with the applicable requirements of Section 409A of the Code.

Accounting for Stock-Based Compensation

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 for our stock-based compensation awards. FASB ASC Topic 718 requires us to measure the compensation expense for all share-based payment awards made to our employees and non-employee members of our Board, including options to purchase shares of our common stock and other stock awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from their awards.

COMPENSATION COMMITTEE REPORT

The Compensation Committee reviews and evaluates individual named executive officers and recommends or determines the compensation for each named executive officer. The Compensation Committee also oversees management’s decisions concerning the performance and compensation of other Company officers, administers the Company’s incentive compensation and other stock-based plans, evaluates the effectiveness of its overall compensation programs, including oversight of the Company’s benefit, perquisite and employee equity programs, and reviews the Company’s management succession plans. A more complete description of the Compensation Committee’s functions is set forth in the Compensation Committee’s charter which is published on the “Investor Relations” section of the Company’s website at www.plugpower.com. Each member of the Compensation Committee is an independent director as defined in the Nasdaq Rules.

The Compensation Committee has reviewed the “Compensation Discussion and Analysis” and discussed that analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and the Company’s proxy statement relating to the Company’s 2023 Annual Meeting of Stockholders. This report on executive compensation is provided by the undersigned members of the Compensation Committee of the Board of Directors.

Gary K. Willis (Chair)
George C. McNamee
Gregory Kenausis

Compensation Committee Interlocks and Insider Participation

During 2022, Messrs. Willis (Chair), McNamee, and Kenausis served as members of the Compensation Committee. None of the members of our Compensation Committee was an employee or officer of the Company during 2022, a former officer of the Company, or had any other relationships with us requiring disclosure herein. None of our executive officers currently serves or has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as one of our directors or a member of the Compensation Committee.

2022 Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by and paid during the fiscal years indicated for each of our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Andrew J. Marsh	2022	750,000	—		—	—	—	16,555	(6)	766,555
President, Chief Executive Officer and Director	2021 2020	750,000 676,442	— 581,250		— 7,260,000	50,800,000 4,178,075	682,500 918,750	15,805 15,555		52,248,305 13,630,072
Paul B. Middleton	2022	400,000	—		—	—	—	16,555	(6)	416,555
Chief Financial Officer and Executive Vice President	2021 2020	392,692 387,188	— 302,250		— 2,640,000	25,400,000 1,519,300	364,000 477,750	15,805 15,555		26,172,497 5,342,043
Gerard L. Conway, Jr.	2022	400,000	—		—	—	—	16,555	(6)	416,555
General Counsel, Corporate Secretary and Executive Vice President	2021 2020	363,462 345,481	— 203,437		— 2,310,000	22,860,000 1,329,388	364,000 321,563	15,743 15,429		23,603,205 4,525,298
Jose Luis Crespo	2022	400,000	—		—	—	—	16,555	(6)	416,555
General Manager, Material Handling and Executive Vice President	2021 2020	400,000 227,692	— 356,501		— 2,310,000	16,510,000 1,368,150	364,000 563,500	15,805 15,026		17,289,805 4,840,869
Dirk Ole Hoefelmann(4)	2022	400,000	—		1,862,000	1,242,000	—	27,324	(6)	3,531,324
Former General Manager, Electrolyzers and Executive Vice President	2021	386,616	100,000	(5)	10,952,500	6,936,500	333,667	15,637		18,724,920
Keith Schmid	2022	400,000	—		—	—	—	16,555	(6)	416,555
General Manager, New Markets and President, New Product Development	2021 2020	400,000 393,317	— 310,000		— 2,640,000	16,510,000 1,519,300	364,000 490,000	15,805 15,555		17,289,805 5,368,172
Sanjay K. Shrestha	2022	400,000	—		—	—	—	16,555	(6)	416,555
General Manager, Energy Solutions, Chief Strategy Officer, and Executive Vice President	2021 2020	381,731 338,222	— 290,625		— 2,970,000	25,400,000 1,709,213	364,000 459,375	15,805 15,361		26,161,536 5,782,796

(1)	This column represents the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting. Fair value is calculated using the closing price of Plug Power stock on the date of grant. For additional information on stock awards, refer to Note 19 of the Company’s consolidated financial statements in the Original Form10-K. These amounts reflect the Company’s accounting expense for these awards, excluding the impact of estimated forfeitures, and do not correspond to the actual value that will be recognized by our named executive officers.
(2)	This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting. For additional information on the valuation assumptions with respect to option awards, refer to Note 19 of the Company’s consolidated financial statements the Original Form 10-K. The values reported for the performance-based stock options awarded to Messrs. Marsh, Middleton, Conway, Crespo, Hoefelmann, Schmid, and Shrestha in 2021 represent the grant date fair values of such performance-based stock options assuming the probable outcome of the performance conditions based on the maximum level of achievement.

(3)	This column represents the amount of bonuses earned by executives under our annual cash incentive plan.
(4)	Mr. Hoefelmann commenced employment with us in January 2021 and his base salary and incentive compensation were pro-rated accordingly. His annual base salary for 2021 was $400,000. Mr. Hoefelmann’s employment with the Company terminated effective April 1, 2023.
(5)	The amount reported for Mr. Hoefelmann in 2021 represents a signing bonus paid to Mr. Hoefelmann.
(6)	Represents the Company’s share of matching contributions in the amount of $15,250 on behalf of each of the named executive officers to the Plug Power 401(k) savings plan as well as the Company’s share of contributions for life insurance premiums in the amount of $1,305 for each of the named executive officers. In addition, for Mr. Hoefelmann, there was an one-time payment of $10,769 for accrued and unused vacation days through his termination of employment.

Pay Ratio Disclosure

Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (“PEO”). The PEO of our Company is Mr. Marsh.

We identified the median employee using our employee population on December 31, 2022 (including all employees, whether employed on a full-time, part-time, seasonal or temporary basis). We identified the median employee using the amount reported as compensation on the employee’s Form W-2 for the year ended December 31, 2021 for all individuals who were employed by us on December 31, 2022, the last day of our payroll year (whether employed on a full-time, part-time, or seasonal basis).

Our median employee compensation as calculated using Summary Compensation Table requirements was $61,163. Mr. Marsh’s compensation as reported in the Summary Compensation Table was $766,555. Therefore, our Chief Executive Officer pay ratio is approximately 12.5:1.

This information is being provided for compliance purposes and is a reasonable estimate calculated in a manner consistent with SEC rules, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios. Neither the Compensation Committee nor management of the company used the Chief Executive Officer pay patio measure in making compensation decisions.

Grants of Plan-Based Awards

The following table sets forth information concerning the grants of plan-based awards to the Company’s named executive officers during the year ended December 31, 2022.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date (1)	Threshold ($)	Target ($)	Maximum ($)	Stock or Units (#)(3)	Underlying Options (#)(4)	Awards ($/Share) (5)	Option Awards ($)(6)
Andrew J. Marsh	—	487,500	750,000	1,012,500	—	—	—	—
Paul B. Middleton	—	260,000	400,000	540,000	—	—	—	—
Gerard L. Conway, Jr.	—	260,000	400,000	540,000	—	—	—	—
Jose Luis Crespo	—	260,000	400,000	540,000	—	—	—	—
Dirk Ole Hoefelmann	—	260,000	400,000	540,000	—	—	—	—
	10/17/2022	—	—	—	100,000	—	—	1,862,000
	10/17/2022	—	—	—	—	100,000	18.62	1,242,000
Keith Schmid	—	260,000	400,000	540,000	—	—	—	—
Sanjay K. Shrestha	—	260,000	400,000	540,000	—	—	—	—

(1)	Each grant was approved by our Compensation Committee on the grant date indicated.
(2)	The amounts reported represent the threshold, target and maximum amounts of potential cash payouts under our annual incentive bonus program. No annual incentive bonuses were paid to the named executive officers for 2022.
(3)	This column shows the number of restricted shares granted in 2022 to our named executive officers. The restrictions lapse ratably in three equal annual installments, beginning one year from the date of grant, subject to the executive’s continued service to us through the applicable vesting date. Mr. Hoefelmann’s stock award was forfeited upon his termination of employment.
(4)	This column shows the number of shares subject to time-based stock options granted in 2022 to our named executive officers. This stock option vests and become exercisable ratably in three equal annual installments, beginning one year from the date of grant, subject to the executive’s continued service to us through the applicable vesting date. Mr. Hoefelmann’s option award was forfeited upon his termination of employment.
(5)	This column shows the per share exercise price for the stock options granted.
(6)	This column represents the aggregate grant date fair value of the stock awards and option awards computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting. For additional information on the valuation assumptions with respect to option awards, refer to Note 19 of the Company’s consolidated financial statements in the Original Form 10-K. These amounts reflect the Company’s accounting expense for these awards, excluding the impact of estimated forfeitures, and do not correspond to the actual value that may be recognized by our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the holdings of stock and option awards by our named executive officers as of December 31, 2022. There were no other stock or option awards held by our named executive officers as of December 31, 2022. For additional information about the awards, see the description of equity incentive compensation in the section titled “Compensation Discussion and Analysis.”

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(3)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested($)(4)
Andrew J. Marsh
	8/28/18	166,667	—	—	1.96	8/28/28	—	—
	8/19/19	216,667	—	—	2.23	9/19/29	—	—
	9/19/19	216,667	—	—	2.62		—	—
	9/28/20	183,333	91,667	—	13.20	9/28/30	—	—
	9/28/20	—		—	—	—	183,333	2,267,829
	9/28/20	183,333	91,667	—	15.51	9/28/30	—	—
	9/22/21	333,333	666,667	—	26.92	9/22/28	—	—
	9/22/21	—	—	3,000,000	26.92	9/22/28	—	—

Paul B. Middleton
	8/28/18	66,667	—	—	1.96	8/28/28	—	—
	8/19/19	83,333	—	—	2.23	8/19/29	—	—
	8/19/19	83,333	—	—	2.62	8/19/29	—	—
	9/28/20	66,667	33,333	—	13.20	9/28/30	—	—
	9/28/20	—	—	—	—	—	66,667	824,671
	9/28/20	66,667	33,333	—	15.51	9/28/30	—	—
	9/22/21	211,111	422,222	—	26.92	9/22/28	—	—
	9/22/21	—	—	1,366,667	26.92	9/22/28	—	—

Gerard L. Conway, Jr.
	8/28/18	66,667	—	—	1.96	8/28/28	—	—
	8/19/19	66,667	—	—	2.23	8/19/29	—	—
	8/19/19	66,667	—	—	2.62	8/19/29	—	—
	9/28/20	58,333	29,167	—	13.20	9/28/30	—	—
	9/28/20	—	—	—	—	—	58,333	721,579
	9/28/20	58,333	29,167	—	15.51	9/28/30	—	—
	9/22/21	190,000	380,000	—	26.92	9/22/28	—	—
	9/22/21	—	—	1,230,000	26.92	9/22/28	—	—

Jose Luis Crespo
	8/28/18	66,668	—	—	1.96	8/28/28	—	—
	8/19/19	66,667	—	—	2.23	8/19/29	—	—
	8/19/19	66,667	—	—	2.62	8/19/29	—	—
	9/22/21	137,223	274,446	888,331	26.92	9/22/28	—	—
	9/28/20	116,667	58,333	—	13.20	9/28/30	—	—
	9/28/20	—	—	—	—	9/28/30	58,333	721,579
	9/22/21	137,223	274,446	—	26.92	9/22/28	—	—
	9/22/21	—	—	888,331	26.92	9/22/28	—	—

Dirk Ole Hoefelmann
	3/3/21	83,333	166,667	—	43.81	3/3/21	—	—
	3/3/21	—	—	—	—	—	166,667	2,061,671
	10/17/22	—	100,000	—	18.62	10/17/32	—	—
	10/17/22	—	—	—	—	—	100,000	1,237,000

Keith Schmid
	8/28/18	83,334	—	—	1.96	8/28/28	—	—
	8/19/19	125,000	—	—	2.23	8/19/29	—	—
	8/19/19	125,000	—	—	2.62	8/19/29	—	—
	9/28/20	66,667	33,333	—	13.20	9/28/30	—	—
	9/28/20	—	—	—	—	—	66,667	824,671
	9/28/20	66,667	33,333	—	15.51	9/28/30	—	—
	9/22/21	137,223	274,446	—	26.92	—	—	—
	9/22/21	—	—	888,331	26.92	—	—	—

Sanjay K. Shrestha
	5/9/19	100,000	—	—	2.31	5/9/29	—	—
	9/28/20	75,000	37,500	—	13.20	9/28/30	—	—
	9/28/20	—	—	—	—	—	75,000	927,750
	9/28/20	75,000	37,500	—	15.51	9/28/30	—	—
	9/22/21	211,111	422,222	—	26.92	9/22/28	—	—
	9/22/21	—	—	1,366,667	26.92	9/22/28	—	—

(1)	All equity awards were granted pursuant to our 2011 Stock Option and Incentive Plan (the “2011 Plan”) or the 2021 Stock Option and Incentive Plan, as amended (the “2021 Plan”).
(2)	Each equity award vests over a three-year period with one-third (1/3) of the shares subject to the award vesting on each of the first three anniversaries of the grant date, subject to the executive’s continued service to us through each applicable vesting date.

(3)	The performance-based stock option granted to Mr. Marsh in 2021 vest as follows: (i) up to one-third (1/3) of the shares underlying the performance-based stock option vest and become exercisable on each of the first three anniversaries of the grant date, provided that the daily volume weighted average price of the Company’s common stock during any 30 consecutive trading day period in the three year performance period following the grant date of the stock options (“VWAP”) equals or exceeds certain levels; (ii) 25% of the shares underlying the performance stock option will be deemed to have satisfied the performance-based vesting and will be eligible to vest over time if the VWAP equals $35; an additional 25% of the shares underlying the options will be deemed to have satisfied the performance-based vesting and will be eligible to vest over time if the VWAP equals $50; an additional 16.675% of the shares underlying the options will be deemed to have satisfied the performance-based vesting and will be eligible to vest over time if the VWAP equals $65; an additional 16.65% of the shares underlying the options will be deemed to have satisfied the performance-based vesting and will be eligible to vest over time if the VWAP equals $80 and the remaining 16.675% of the shares underlying the options will be deemed to have satisfied the performance-based vesting and will be eligible to vest over time if the VWAP equals or exceeds $100; and (iii) failure to achieve any of the stock price hurdles applicable to a performance stock option during the three-year performance period will result in the applicable shares being forfeited. Each performance-based stock option granted to each of Messrs. Middleton, Conway, Crespo, Schmid and Shrestha in 2021 vest as follows: (i) up to one-third (1/3) of the shares underlying the performance-based stock options vest and become exercisable on each of the first three anniversaries of the grant date, provided that the VWAP equals or exceeds certain levels; (ii) 25% of the shares underlying the performance stock options will be deemed to have satisfied the performance-based vesting and will be eligible to vest over time if the VWAP equals $35; an additional 25% of the shares underlying the options will be deemed to have satisfied the performance-based vesting and will be eligible to vest over time if the VWAP equals $50; and the remaining 50% of the shares underlying the options will be deemed to have satisfied the performance-based vesting and will be eligible to vest over time if the VWAP equals or exceeds $100; (iii) if the VWAP falls between two of the stock price hurdles, an incremental number of shares underlying the options will become exercisable based on linear interpolation in $1 increments; and (iv) failure to achieve any of the stock price hurdles applicable to a performance stock option during the three-year performance period will result in the applicable shares being forfeited.
(4)	This column represents the market value of the unvested restricted stock awards calculated based on the closing price of our common stock ($12.37) on December 30, 2022, the last business day of fiscal year 2022.

Stock Vested

There were no stock options exercised by our named executive officers during the year ended December 31, 2022. The following table sets forth information with respect to each of our named executive officers that vested in restricted stock during the year ended December 31, 2022.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)($)
Andrew J. Marsh	400,001	9,936,024
Paul B. Middleton	149,999	3,734,976
Gerard L. Conway, Jr.	125,001	3,100,524
Jose Luis Crespo	125,001	3,100,524
Dirk Ole Hoefelmann	83,333	1,650,827
Keith Schmid	149,999	3,734,976
Sanjay K. Shrestha	125,000	2,516,000

(1)	Amounts disclosed in this column were calculated based on the fair market value of the shares on the date of vesting.

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

In addition, as of the date of termination, any restricted stock, stock options and other stock awards held by Mr. Marsh will accelerate and vest as if he had remained an employee for an additional twelve (12) months following the date of termination. Further, subject to Mr. Marsh’s copayment of premium amounts at the active employees’ rate, Mr. Marsh will be eligible to continue to participate in the Company’s group health, dental, vision and life insurance programs for twelve (12) months following his termination. The agreement also provides that if, within twelve (12) months after a “Change in Control,” as defined in the agreement, the Company terminates Mr. Marsh’s employment without Cause or Mr. Marsh terminates his employment for Good Reason, then he is entitled to:

(1)	receive a lump sum payment equal to three (3) times the sum of (i) his current annual base salary plus (ii) his average annual incentive bonus over the three (3) fiscal years prior to the Change in Control (or his annual incentive bonus for the fiscal year immediately preceding to the Change in Control, if higher),

(2)	accelerated vesting of his stock options and other stock-based awards that would have vested had he remained an active employee for twelve (12) months following his termination, and

(3)	subject to Mr. Marsh’s copayment of premium amounts at the active employees’ rate, continued participation in the Company’s group health, dental, vision and life insurance programs for twelve (12) months following such termination.

The Company and Messrs. Middleton, Conway, Crespo, Schmid and Shrestha are each parties to an employment agreement and Mr. Hoefelmann was party to an employment agreement with the Company pursuant to which, if the executive’s employment is (or was, in the case of Mr. Hoefelmann) terminated by the Company without “Cause,” as defined in the applicable agreement, the Company is (or was, in the case of Mr. Hoefelmann) obligated to pay the executive a lump sum amount equal to one (1) times or, in the case of Mr. Shrestha, 0.5 times, his annual base salary. In addition, as of the date of termination, all vested stock options held by the executive will be (or would have been, in the case of Mr. Hoefelmann) exercisable for twelve (12) months following the termination date. Further, for Messrs. Middleton and Conway, subject to the executive’s copayment of premium amounts at the active employees’ rate, the Company is required to continue paying its share of the premiums for the executive’s participation in the Company’s group health plans for twelve (12) months following his termination. In the case of Messrs. Crespo, Hoefelmann, Schmid and Shrestha, they are (or were, in the case of Mr. Hoefelmann) entitled to have their group health insurance extend through the end of the month in which the date of termination occurs and the Company will either provide a lump sum payment or a monthly subsidy equal to twelve (12) times the Company’s share of the monthly health insurance premium for the health insurance plan applicable on the date of termination.

The employment agreements also provide that if, within twelve (12) months after a “Change in Control,” as defined in the applicable agreement, the Company terminates (or terminated, in the case of Mr. Hoefelmann) such executive’s employment without Cause or the executive terminates (or terminated, in the case of Mr. Hoefelmann) his employment for “Good Reason,” as defined in the applicable agreement, then such executive shall be (or would have been, in the case of Mr. Hoefelmann) entitled to: (i) receive a lump sum payment equal to 100% of, or in the case Mr. Shrestha 50% of, the sum of (i) his average annual base salary over the three (3) fiscal years immediately prior to the Change in Control (or the executive’s annual base salary in effect immediately prior to the Change in Control, if higher) and (ii) his average annual bonus over the three (3) fiscal years prior to the Change in Control (or the executive’s annual bonus in effect immediately prior to the Change in Control, if higher), (ii) accelerated vesting of his stock options and other stock-based awards that would have vested had he remained an active employee for twelve (12) months following his termination (or, in the case of Mr. Middleton, full accelerated vesting of all stock options and other stock-based awards held by him), (iii) subject to the executive’s copayment of premium amounts at the active employees’ rate, continued payment by the Company of its share of the premiums for the executive’s participation in the Company’s group health plans for twelve (12) months following the date of termination for Messrs. Middleton and Conway or, in the case of Messrs. Crespo, Hoefelmann, Schmid and Shrestha, they are (or were, in the case of Mr. Hoefelmann) entitled to have their group health insurance extend through the end of the month in which the date of termination occurs and the Company will either provide a lump sum payment or monthly subsidy equal to twelve (12) times the Company’s share of the monthly health insurance premium for the health insurance plan applicable on the date of termination, and (iv) all reasonable legal and arbitration fees and expenses incurred in obtaining or enforcing any right or benefit under the executive’s employment agreement except in cases involving frivolous or bad faith litigation.

Separation Agreement with Mr. Hoefelmann

The Company and Mr. Hoefelmann entered into a Separation Agreement, effective April 1, 2023, pursuant to which, and subject to a general release of claims in favor of the Company, Mr. Hoefelmann is entitled to receive the following severance benefits: (i) a lump sum payment equal to fifty-two (52) weeks of his base salary ($400,000.12), less applicable withholdings and deductions; (ii) any earned annual performance bonus for the fiscal year ended December 31, 2022 (as previously noted, no bonuses were paid to the named executive officers for 2022); (iii) all vested stock options shall be exercisable for twelve (12) months following his termination; and (iv) a lump sum payment equal to twelve (12) times the Company’s share of the monthly health insurance premium for the health, dental and vision insurance plans ($24,477). Mr. Hoefelmann is subject to post-employment restrictive covenants, including covenants not to compete with the Company or solicit the Company’s customers or employees for one year following his separation from service with the Company.

Potential Payments Upon Termination or Change in Control

The Company and Messrs. Marsh, Middleton, Conway, Crespo, Schmid and Shrestha are parties to employment agreements and Mr. Hoefelmann was party to an employment agreement with the Company, respectively, that provide (or, in the case of Mr. Hoefelmann, provided) for a potential payment upon termination of employment without “Cause” as discussed above in “Employment Agreements.”

Such payments by the Company to any of the executives are subject to the executive signing a general release of claims in a form and manner satisfactory to the Company. An executive is not entitled to receive any such payment in the event he breaches the Employee Patent, Confidential Information and Non-Compete Agreement referenced in the executive’s respective agreement or any non-compete, non-solicit or non-disclosure covenants in any agreement between the Company and such executive. We agreed to provide severance payments to such executives in these circumstances based on our negotiations with each of our executives at the time he joined our Company, or as negotiated subsequent to hiring, and in order to provide a total compensation package that we believed to be competitive. Additionally, we believe that providing severance upon a termination of employment without Cause can help to encourage our executives to take the risks that we believe are necessary for our Company to succeed and also recognizes the longer hiring process typically involved in hiring a senior executive.

If Mr. Marsh had been terminated without Cause on December 31, 2022 and such termination was not within twelve (12) months following a Change in Control, the approximate value of the severance package, including, as mentioned above in “Employment Agreements,” salary, benefits and accelerated vesting of equity awards, under his employment agreement would have been $3,821,455. If Messrs. Middleton, Conway, Crespo, Hoefelmann, Schmid or Shrestha, had been terminated without Cause on December 31, 2022 and such termination was not within twelve (12) months following a Change in Control, the approximate value of the severance packages, including, as mentioned above in “Employment Agreements,” salary, benefits and accelerated vesting of equity awards, under the respective employment agreement for such named executive officer would have been as follows: Mr. Middleton - $479,056, Mr. Conway - $477,641, Mr. Crespo - $463,655, Mr. Hoefelmann - $449,824, Mr. Schmid - $479,056 and Mr. Shrestha - $281,337.

The Company and Messrs. Marsh, Middleton, Conway, Crespo, Schmid and Shrestha are parties to employment agreements and Mr. Hoefelmann was party to an employment agreement with the Company, respectively, that provide (or, in the case of Mr. Hoefelmann, provided) for a potential payment upon a termination of employment by the Company without Cause or a resignation by the executive for Good Reason within twelve (12) months following a Change in Control, as discussed above in “Employment Agreements.” Such payments by the Company to any of the executives are subject to the executive signing a general release of claims in a form and manner satisfactory to the Company. An executive is not entitled to receive any such payment in the event he breaches the Employee Patent, Confidential Information and Non-Compete Agreement referenced in each executive’s respective agreement or any non-compete, non-solicit or non-disclosure covenants in any agreement between the Company and such executive.

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

If a Change in Control had occurred on December 31, 2022 and on that date the employment of Mr. Marsh, Mr. Middleton, Mr. Conway, Mr. Crespo, Mr. Hoefelmann, Mr. Schmid or Mr. Shrestha had been terminated by the Company without Cause or the executive had resigned for Good Reason, the value of the of the severance packages, including, as mentioned above in “Employment Agreements,” salary, benefits and accelerated vesting of equity awards, under the employment agreements for each such named executive officer would have been as follows: Mr. Marsh - $6,585,493, Mr. Middleton - $1,762,714, Mr. Conway - $1,522,120, Mr. Crespo - $1,727,835, Mr. Hoefelmann - $1,789,705, Mr. Schmid - $1,774,990 and Mr. Shrestha - $1,390,908. The employment agreements provide for a modified cutback such that, any payments or benefits payable under the employment agreements or otherwise would be subject to the excise tax imposed by Section 4999 of the Code, the executive will receive the greater after-tax amount of either: (i) the full payment or (ii) a reduced payment that does not give rise to the excise tax imposed by Section 4999 of the Code. The foregoing numbers do not reflect any cutback. None of the executives are entitled to any tax gross-up payments related to severance payments or otherwise.

DIRECTOR COMPENSATION

The Compensation Committee periodically reviews the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) to ensure that the compensation aligns the directors’ interests with the long-term interests of the stockholders and that the structure of the compensation is simple, transparent, and easy for stockholders to understand. The Compensation Committee also considers whether the Director Compensation Plan fairly compensates the Company’s directors when considering the workload and commitment required in a company of the size, scope and complexity of Plug Power, and considers general market compensation levels for directors to determine whether our director compensation is reasonable and competitive to attract highly qualified and talented individuals to serve on our Board. Employee directors do not receive additional compensation for their services as directors.

Pursuant to the Director Compensation Plan, upon initial election or appointment to the Board, each non-employee director (other than Dr. Song) receives an initial, one-time award of a non-qualified stock option to purchase a number of shares equal to $225,000 divided by the closing price of our common stock on the grant date, with an exercise price equal to the fair market value of our common stock on the grant date that vests in full on the first anniversary of the grant date, subject to continued service through such date. The initial award expires ten (10) years from the grant date. Notwithstanding the foregoing, all shares of our common stock subject to such non-qualified stock option will become fully vested and exercisable subject to the non-employee director’s continued service relationship through the consummation of a “sale event,” as defined in the 2021 Plan, immediately prior to the consummation of such sale event. In addition, pursuant to the Director Compensation Plan, each year of a non-employee director’s tenure, a director (other than Dr. Song and any director receiving an initial award upon initial election or appointment to the Board) receives an equity grant comprised of (i) a non-qualified stock option to purchase a number of shares equal to $112,500 divided by the closing price of our common stock on the date of the grant and (ii) a number of shares of restricted common stock equal to $112,500 divided by the closing price of our common stock on the grant date. The stock option portion of the grant expires ten (10) years from the grant date and has an exercise price equal to the fair market value of our common stock on the grant date. The stock option and restricted common stock vest in full upon the earlier of the first anniversary of the grant date or the date of the next annual meeting which is at least fifty (50) weeks after the immediately preceding year’s annual meeting, subject to continued service through such date. Notwithstanding the foregoing, all such shares of restricted common stock and stock options will become fully vested, subject to the non-employee director’s continued service relationship through the consummation of a sale event, immediately prior to the consummation of such sale event.

During the fiscal year ended December 31, 2022, Committee members received annual retainers for their service on committees of the Board in accordance with the following table:

Committees	Chair ($)	Member ($)
Audit Committee	20,000	15,000
Compensation Committee	15,000	5,000
Corporate Governance and Nominating Committee	10,000	5,000

Effective January 1, 2023, the Director Compensation Plan was revised to provide the following annual retainers for service on committees of the Board:

Committees	Chair ($)	Member ($)
Audit Committee	25,000	20,000
Compensation Committee	20,000	10,000
Corporate Governance and Nominating Committee	15,000	10,000
Merger & Acquisition / Strategy Committee	15,000	10,000
Regulatory Affairs Committee	15,000	10,000

The total amount of the annual retainer is paid in a combination of 50% cash and 50% of the Company’s common stock, provided that directors may elect to receive a greater portion (up to 100%) of the total retainer in common stock. At the discretion of the Compensation Committee, directors may elect to receive up to 80% of their annual retainer in cash. All common stock issued for the annual retainers is fully vested at the time of issuance and is valued at its fair market value on the date of issuance. Dr. Song does not receive any compensation as a director (cash or equity) pursuant to the terms of the Investor Agreement.

Non-Employee Director Compensation Table

The following table shows the compensation received or earned by each of our non-employee directors in the fiscal year ended December 31, 2022. Mr. Marsh, who is our President and Chief Executive Officer, did not receive any additional compensation for his service as a director. The compensation received by Mr. Marsh, as a named executive officer, is presented in “Executive Compensation—2022 Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash(1)($)	Stock Awards(2) ($)	Option Awards(3) ($)	Total($)
Jean A. Bua	57,144	112,494	71,692	241,330
Maureen O. Helmer	85,000	112,494	71,692	269,186
Gregory L. Kenausis	76,430	112,494	71,692	260,616
Kavita Mahtani	53,572	112,494	71,692	237,758
George C. McNamee	130,000	112,494	71,692	314,186
Lucas P. Schneider	65,000	112,494	71,692	249,186
Jonathan M. Silver	65,000	112,494	71,692	249,186
Kyungyeol Song(4)	—	—	—	—
Gary K. Willis	90,000	112,494	71,692	274,186

(1)	Each of the following non-employee directors elected to receive all or a portion of their annual retainers in common stock in lieu of cash in the following amounts: Jean A. Bua ($28,572), Maureen O. Helmer ($42,500), Gregory L. Kenausis ($41,028), Kavita Mahtani ($26,786), George C. McNamee ($65,000), Jonathan M. Silver ($65,000), Lucas P. Schneider ($32,500) and Gary K. Willis ($45,000).
(2)	This column represents the aggregate grant date fair value of the stock award computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting. Fair value is calculated using the closing price of our common stock on the date of grant. Stock awards granted to directors as part of their annual retainer are fully vested upon grant and annual restricted stock awards made to directors vest in full on the first anniversary of the grant date. For additional information on stock awards, refer to Note 19 of the Company’s consolidated financial statements in the Original 10-K. These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be recognized by the non-employee directors. As of December 31, 2022, the following non-employee directors each held 6,789 shares of restricted stock: Jean A. Bua, Maureen O Helmer, Gregory L. Kenausis, Kavita Mahtani, George C. McNamee, Lucas P. Schneider, Jonathan M. Silver and Gary K. Willis.
(3)	This column represents the aggregate grant date fair value of the option award computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting. For additional information on the valuation assumptions with respect to option awards, refer to Note 19 of the Company’s consolidated financial statements in the Original Form 10-K. These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be recognized by the non-employee directors. As of December 31, 2022, following the non-employee directors held options to purchase the following number of shares of common stock: Jean A. Bua (15,520), Maureen O. Helmer (51,134), Gregory L. Kenausis (245,098), Kavita Mahtani (15,520), George C. McNamee (100,098), Lucas P. Schneider (211,450), Jonathan M. Silver (24,078) and Gary K. Willis (182,098).
(4)	Dr. Song is the SK Designee to the Board and does not receive any compensation for his services as a director. Dr. Song did not hold any shares of restricted stock or stock options as of December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF SECURITIES

The following table sets forth information regarding the beneficial ownership of our common stock as of April 2, 2023:

•	all persons known by us to have beneficially owned 5% or more of our common stock;

•	each director of the Company;

•	the named executive officers; and

•	all current executive officers and directors as a group.

The beneficial ownership of the stockholders listed below is based on publicly available information and from representations of such stockholders.

	Shares Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number	Percentage (%)
Grove Energy Capital LLC(3)	54,966,188	9.3%
The Vanguard Group(4)	51,870,529	8.7%
BlackRock, Inc.(5)	50,846,270	8.6%
Andrew J. Marsh(6)	2,270,734	*
Paul B. Middleton(7)	860,421	*
Gerard L. Conway, Jr.(8)	806,219	*
Jose Luis Crespo(9)	775,218	*
Dirk Ole Hoefelmann (10)	448,248	*
Keith C. Schmid(11)	1,167,060	*
Sanjay K. Shrestha(12)	666,030	*
Jean A. Bua(13)	18,228	*
Maureen O. Helmer(14)	174,203	*
Gregory L. Kenausis(15)	344,209	*
Kavita Mahtani(16)	18,062	*
George C. McNamee(17)	1,008,652	*
Lucas P. Schneider(18)	339,963	*
Jonathan M. Silver(19)	78,930	*
Kyungyeol Song(20)	—	*
Gary K. Willis(21)	603,049	*
All current executive officers and directors as a group (17 persons)(21)(22)	9,737,987	1.6%

* Represents less than 1% of the outstanding shares of our common stock.

(1)	Unless otherwise indicated, we believe that each stockholder named in the table above has sole voting and investment power with respect to all shares beneficially owned by them. Unless otherwise indicated by footnote, the mailing address for each stockholder is c/o Plug Power Inc. 968 Albany Shaker Road, Latham, New York 12110.

(2)	The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC and includes voting or investment power with respect to securities. Under Rule 13d-3 under the Exchange Act, beneficial ownership includes any shares to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of March 31, 2023, through the exercise of any warrant, stock option or other right. The inclusion in this table of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The number of shares of our common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options, warrants or other rights held by such person that are exercisable within 60 days of March 31, 2023 but excludes shares of common stock underlying options, warrants or other rights held by any other person. Percentage of beneficial ownership is based on 593,705,712 shares of common stock outstanding as of March 31, 2023. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of common stock beneficially owned by the stockholder.
(3)	Information is based on a Schedule 13D amendment filed with the SEC on May 11, 2022. Grove Energy Capital LLC is owned by Plutus Capital NY, Inc., a Delaware corporation (“Plutus”), and PNES Investments, LLC, a Delaware limited liability company (“PNES”). Plutus is wholly-owned by SK Holdings, a company organized under the laws of the Republic of Korea, and PNES is wholly-owned by PassKey, Inc., a Delaware corporation (“PassKey”). PassKey is wholly owned by SK E&S Americas, Inc., a Delaware corporation (“SK E&S Americas”). SK E&S Americas is wholly-owned by SK E&S Co., Ltd., a company organized under the laws of the Republic of Korea. 90% of the issued and outstanding common stock of SK E&S Co., Ltd. is owned by SK Inc. (formerly known as SK Holdings Co., Ltd.), a company organized under the laws of the Republic of Korea. The address of the principal business office of Grove Energy Capital LLC is 55 East 59th Street, 11th Floor, New York, NY 10022.
(4)	Information is based on a Schedule 13G/A filed with the SEC on January 25, 2023. BlackRock, Inc. reported sole voting power over 47,759,809 shares of common stock and sole dispositive power over 50,846,270 shares of common stock. The address of the principal business office of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(5)	Information is based on a Schedule 13G/A filed with the SEC on February 9, 2023. The Vanguard Group reported shared voting power over 384,465 shares of common stock, sole dispositive power over 50,755,421 shares of common stock and shared dispositive power over 1,115,108 shares of common stock. The address of the principal business office of The Vanguard Group is 100 Vanguard Blvd, Malvern, PA 19355.
(6)	Includes 1,300,000 shares of common stock issuable upon exercise of outstanding options.
(7)	Includes 577,778 shares of common stock issuable upon exercise of outstanding options.
(8)	Includes 506,667 shares of common stock issuable upon exercise of outstanding options.
(9)	Includes 453,892 shares of common stock issuable upon exercise of outstanding options.
(10)	Includes 166,667 shares of common stock issuable upon exercise of outstanding options. Mr. Hoefelmann is a named executive officer for 2022 but his employment with the Company terminated effective April 1, 2023. His options forfeited in connection with the termination of his employment.
(11)	Includes 703,891 shares of common stock issuable upon exercise of outstanding options.
(12)	Includes 461,111 shares of common stock issuable upon exercise of outstanding options.
(13)	Includes 8,731 shares of common stock issuable upon exercise of options that vest within 60 days of March 31, 2023.
(14)	Includes 44,345 shares of common stock issuable upon exercise of outstanding options
(15)	Includes 238,309 shares of common stock issuable upon exercise of outstanding options.
(16)	Includes 8,731 shares of common stock issuable upon exercise of options that vest within the 60 days of March 31, 2023.
(17)	Includes 93,309 shares of common stock issuable upon exercise of outstanding options, 300,000 shares of common stock held by a family trust, 191 shares owned by Mr. McNamee’s spouse, and 315 shares owned by Mr. McNamee’s children.
(18)	Includes 204,661 shares of common stock issuable upon exercise of outstanding options.
(19)	Includes 17,289 shares of common stock issuable upon exercise of outstanding options.
(20)	Dr. Kyungyeol Song is an employee of SK E&S Co., Ltd. and does not receive any equity awards pursuant to the terms of the Investor Agreement.
(21)	Includes 175,309 shares of common stock issuable upon exercise of outstanding options.

(22)	Includes 4,953,188 shares of common stock issuable upon exercise of outstanding options.
(23)	Consists of the shares of common stock reflected in notes (6) through (22) and includes shares of common stock beneficially owned by Martin D. Hull or David Mindnich, who are executive officers but were not named executive officers in the last fiscal year.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2022.

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities already reflected)
Equity compensation plans approved by security holders	26,830,251	(2)	$17.76	13,218,775	(3)
Equity compensation plans not approved by security holders	768,018	(4)	$4.26	--
Total	27,598,269			13,218,775

(1)	The weighted-average exercise price is calculated solely based on outstanding options.
(2)	Represents 19,851,548 shares underlying the outstanding stock options issued under the 2021 Plan and 6,978,703 shares underlying the outstanding stock options issued under the 2011 Plan.
(3)	Represents shares available for future issuance under the 2021 Plan.
(4)	Represents shares underlying awards granted to new employees as an inducement to join the Company pursuant to Rule 5635(c)(4) of the Nasdaq Rules.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Investor Agreement

Pursuant to the Investor Agreement, dated as of February 24, 2021, by and among the Company, Grove Energy Capital LLC, SK E&S Co., Ltd. and SK (the “Investor Agreement”), Grove Energy, a subsidiary of SK, is entitled to designate one SK Designee to be appointed to the Board. Grove Energy has the right to require the Board to nominate an SK Designee for election to the Board by the stockholders of the Company at annual stockholder meetings until the earliest of (i) the date on which Grove Energy and affiliates beneficially own less than 4.0% of our issued and outstanding common stock, and (ii) the expiration or termination of the Asia JV Agreement.

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

Other than as otherwise disclosed herein, since January 1, 2022, there was no transaction or series of similar transactions to which the Company was or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related party had or will have a direct or indirect material interest.

Director Independence

As a result of our common stock being listed on Nasdaq, we must comply with the applicable rules of such exchange in determining whether a director is independent. We have determined that each of Messes. Bua, Helmer and Mahtani, Drs. Kenausis and Song and Messrs. McNamee, Schneider, Silver and Willis qualifies as “independent” as defined under applicable SEC rules and Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services

FEES FOR SERVICES RENDERED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

On March 16, 2022, the Audit Committee approved the dismissal of KPMG LLP (Albany, New York; PCAOB ID No. 185) as the Company’s independent registered public accounting firm and appointed Deloitte & Touche LLP (Rochester, New York; PCAOB ID No. 34) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022. The following table presents fees for professional and other services rendered by KPMG LLP for the fiscal years ended December 31, 2021 and December 31, 2022 and by Deloitte & Touche LLP for the fiscal year ended December 31, 2022:

	2022	2021
Audit Fees	$4,201,429	$3,945,000
Audit-Related Fees	$94,000	$35,000
Tax Fees	$492,819	—
All Other Fees	—	—
Total	$4,788,248	$3,980,000

In the above table, and in accordance with SEC definitions and rules: (1) “audit fees” are fees for professional services for the audit of the Company’s consolidated financial statements included in the Original Form 10-K, audit of the Company’s internal controls over financial reporting, review of unaudited interim consolidated financial statements included in Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; (2) “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; (3) “tax fees” are fees for tax compliance, tax advice, and tax planning; and (4) “all other fees” are fees for any services not included in the first three categories.

The Audit Committee pre-approved all audit and audit-related services provided to the Company by KPMG LLP during the fiscal year ended December 31, 2022 until the appointment of Deloitte & Touche LLP and pre-approved all audit and audit-related services provided to the Company by Deloitte & Touche LLP for the remainder of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Annual Report on Form 10-K filed with the SEC on March 1, 2023.

15(a)(2) Financial Statement Schedules

All financial statement schedules are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Annual Report on Form 10-K filed with the SEC on March 1, 2023.

15(a)(3) Exhibits

The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated June 22, 2020, by and among Plug Power Inc., Giner ELX, Inc., Giner ELX Sub, LLC, Giner ELX Merger Sub, Inc. and Giner, Inc., as the representative of the stockholders of Giner ELX, Inc. (filed as Exhibit 2.1 to Plug Power Inc.’s Current Report on Form 8-K filed on June 23, 2020 and incorporated by reference herein)

2.2	Agreement and Plan of Merger, dated June 18, 2020, by and among Plug Power Hydrogen Holdings, Inc., UHG Merger Sub, Inc., United Hydrogen Group Inc. and Vladimir Prerad, as the representative of the stockholders of United Hydrogen Group Inc. (filed as Exhibit 2.2 to Plug Power Inc.’s Current Report on Form 8-K filed on June 23, 2020 and incorporated by reference herein)

3.1	Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.3 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein)

3.3	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2011 and incorporated by reference herein)

3.4	Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on July 25, 2014 and incorporated by reference herein)

3.5	Certificate of Correction to Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.9 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated by reference herein)

Exhibit No.	Description
3.6	Fourth Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on June 30, 2017 and incorporated by reference herein)

3.7	Fifth Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.7 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2021 and incorporated by reference herein)

3.8	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (filed as Exhibit 3.1 to Plug Power Inc.’s Registration Statement on Form 8-A filed on June 24, 2009 and incorporated by reference herein)

3.9	Fifth Amended and Restated Bylaws of Plug Power Inc. (filed as Exhibit 3.9 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2023 and incorporated by reference herein)

4.1	Specimen certificate for shares of common stock, $.01 par value, of Plug Power Inc. (filed as Exhibit 4.1 to Plug Power Inc.’s Registration Statement on Form S-1 (File Number 333-86089) and incorporated by reference herein)

4.2	Indenture, dated as of May 18, 2020, between Plug Power Inc. and Wilmington Trust, National Association (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2020 and incorporated by reference herein)

4.3	Form of 3.75% Convertible Senior Notes due June 1, 2025 (filed as Exhibit 4.2 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2020 and incorporated by reference herein)

4.4	Warrant to Purchase Common Stock, issued April 4, 2017, between Plug Power Inc. and Amazon.com NV Investment Holdings LLC (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 5, 2017 and incorporated by reference herein)

4.5	Warrant to Purchase Common Stock, issued July 20, 2017, between Plug Power Inc. and Wal-Mart Stores, Inc. (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on July 21, 2017 and incorporated by reference herein)

4.6	Warrant to Purchase Common Stock, issued August 24, 2022, between Plug Power Inc. and Amazon.com NV Investment Holdings LLC (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed August 25, 2022 and incorporated by reference herein)

4.7	Description of the Registrant's securities registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.6 to Plug Power Inc.’s Annual Report on Form 10-K filed on May 14, 2021 and incorporated by reference herein)

10.1#	Employee Stock Purchase Plan (filed as Exhibit 10.34 to Plug Power Inc.’s Registration Statement on Form S-1 (File Number 333-86089) and incorporated by reference herein)

10.2#	Form of Director Indemnification Agreement (filed as Exhibit 10.2 to Plug Power Inc.’s Annual Report on Form 10-K filed on May 14, 2021 and incorporated by reference herein)

10.3#	Form of Officer Indemnification Agreement (filed as Exhibit 10.3 to Plug Power Inc.’s Annual Report on Form 10-K filed on May 14, 2021 and incorporated by reference herein)

Exhibit No.	Description
10.4#	Employment Agreement, dated as of April 7, 2008, between Andrew Marsh and Plug Power Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 7, 2008 and incorporated by reference herein)

10.5#	Executive Employment Agreement, dated as of May 5, 2008, between Gerard L. Conway, Jr. and Plug Power Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2008 and incorporated by reference herein)

10.6#	Executive Employment Agreement, dated as of October 23, 2013, between Keith C. Schmid and Plug Power Inc. (filed as Exhibit 99.2 to Plug Power Inc.’s Current Report on Form 8-K filed on October 29, 2013 and incorporated by reference herein)

10.7#	Executive Employment Agreement, dated as of November 6, 2014, between Paul B. Middleton and Plug Power Inc. (filed as Exhibit 99.2 to Plug Power Inc.’s Current Report on Form 8-K filed on November 12, 2014 and incorporated by reference herein)

10.9#	Executive Employment Agreement, dated as of April 16, 2019, between Sanjay Shrestha and Plug Power Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2022 and incorporated by reference herein)

10.10#	Executive Employment Agreement, dated as of June 1, 2021, between David Mindnich and Plug Power Inc. (filed as Exhibit 10.10 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2023 and incorporated by reference herein)

10.11#	Executive Employment Agreement, dated as of December 7, 2020, between Dirk Ole Hoefelmann and Plug Power Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2022 and incorporated by reference herein)

10.12#*	Executive Separation Agreement, dated as of April 1, 2023, between Dirk Ole Hoefelmann and Plug Power Inc.

10.13#	Form of Non-Qualified Stock Option Agreement for Company Employees (filed as Exhibit 10.9 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2022 and incorporated by reference herein)

10.14#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (filed as Exhibit 10.10 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2022 and incorporated by reference herein)

10.15#	Form of Non-Qualified Stock Option Agreement for Non-U.S. Optionees (filed as Exhibit 10.2 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2022 and incorporated by reference herein)

10.16#	Form of Restricted Stock Award Agreement for Company Employees (filed as Exhibit 10.11 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2022 and incorporated by reference herein)

10.17#	Form of Restricted Stock Award Agreement for Non-Employee Directors (filed as Exhibit 10.12 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2022 and incorporated by reference herein)

Exhibit No.	Description
10.18#	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees (filed as Exhibit 10.1 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2022 and incorporated by reference herein)

10.19#	Form of Performance-Based Non-Qualified Stock Option Agreement for Executives Residing in the States of New York or New Jersey (filed as Exhibit 10.13 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2022 and incorporated by reference herein)

10.20#	Form of Performance-Based Non-Qualified Stock Option Agreement for Chief Executive Officer (filed as Exhibit 10.14 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2022 and incorporated by reference herein)

10.21	Purchase and Sale Agreement dated as of January 24, 2013, between Plug Power Inc. and 968 Albany Shaker Road Associates, LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 1, 2013 and incorporated by reference herein)

10.22	Amendment to Purchase and Sale Agreement dated as of March 13, 2013 between Plug Power Inc. and 968 Albany Shaker Road Associates, LLC (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on April 1, 2013 and incorporated by reference herein)

10.23	Investor Agreement, dated as of February 24, 2021, between Plug Power Inc., Grove Energy Capital LLC, SK Holdings, Co., Ltd. and SK E&S Co., Ltd. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on February 25, 2021 and incorporated by reference herein)

10.24	Transaction Agreement, dated as of April 4, 2017, between Plug Power Inc. and Amazon.com, Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 5, 2017 and incorporated by reference herein)

10.25	Transaction Agreement, dated as of July 20, 2017, between Plug Power Inc. and Wal-Mart Stores, Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on July 21, 2017 and incorporated by reference herein)

10.26	Transaction Agreement, dated as of August 24, 2022, between Plug Power Inc. and Amazon.com, Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed August 25, 2022 and incorporated by reference herein)

10.27	Master Lease Agreement, dated as of June 30, 2017, between Plug Power Inc. and Wells Fargo Equipment Finance, Inc. (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on July 21, 2017 and incorporated by reference herein)

10.28	Base Call Option Confirmation, dated as of May 13, 2020, between Plug Power Inc. and Morgan Stanley & Co. LLC. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2020 and incorporated by reference herein)

10.29	Base Call Option Confirmation, dated as of May 13, 2020, between Plug Power Inc. and Wells Fargo Bank, National Association. (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2020 and incorporated by reference herein)

10.30	Forward Stock Purchase Transaction Confirmation, dated as of March 22, 2018, between Plug Power Inc. and Morgan Stanley & Co, LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on March 28, 2018 and incorporated by reference herein)

Exhibit No.	Description
10.31	Amendment to Forward Stock Purchase Transaction, dated as of May 13, 2020, between Plug Power Inc. and Morgan Stanley & Co. LLC. (filed as Exhibit 10.3 to Plug Power Inc.’s Current Report on Form 8-K filed on May 19, 2020 and incorporated by reference herein)

10.32	At Market Issuance Sales Agreement, dated April 13, 2020, by and between Plug Power Inc. and B. Riley FBR, Inc. (filed as Exhibit 1.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 13, 2020 and incorporated by reference herein)

10.33	First Amended and Restated Master Lease Agreement, dated as of July 30, 2018, between Plug Power Inc. and Wells Fargo Equipment Finance, Inc. (filed as Exhibit 10.4 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2019 and incorporated by reference herein)

10.34#	2021 Stock Option and Incentive Plan (filed as Appendix B to Plug Power Inc.’s Schedule 14A Proxy Statement filed on July 9, 2021 and incorporated by reference herein)

10.35#	Amendment No. 1 to the 2021 Stock Option and Incentive Plan (filed as Appendix A to Plug Power Inc.’s Schedule 14A Proxy Statement filed on May 2, 2022 and incorporated by reference herein)

10.36	Master Lease Agreement, dated as of April 10, 2019, between Plug Power Inc. and Wells Fargo Equipment Finance, Inc. (filed as Exhibit 10.31 to Plug Power Inc.’s Annual Report on Form 10-K filed on May 14, 2021 and incorporated by reference herein)

21.1	List of Subsidiaries of Plug Power Inc. (filed as Exhibit 21.1 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2023 and incorporated by reference herein)

24.1	Power of Attorney (incorporated by reference to the signature page of the Annual Report on Form 10-K filed on March 1, 2023)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2023 and incorporated by reference herein)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed as Exhibit 31.2 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2023 and incorporated by reference herein)

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2022

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2022

32.1	Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed as Exhibit 32.1 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2023 and incorporated by reference herein)

32.2	Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed as Exhibit 32.2 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2023 and incorporated by reference herein)

Exhibit No.	Description
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Submitted electronically herewith.

#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUG POWER INC.

By:	/s/ ANDREW MARSH
Andrew Marsh
President, Chief Executive Officer and Director

Date: May 1, 2023