Form 10-Q
period 2023-03-31
PLUG POWER INC
filed 2023-05-09
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

The number of shares of common stock, par value of $0.01 per share, outstanding as of May 4, 2023 was 600,536,746 shares.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$474,861	$690,630
Restricted cash	175,978	158,958
Available-for-sale securities, at fair value (amortized cost of $1,045,731 and allowance for credit losses of $0 at March 31, 2023 and amortized cost of $1,355,614 and allowance for credit losses of $0 at December 31, 2022	1,028,371	1,332,943
Equity securities	139,911	134,836
Accounts receivable	127,720	129,450
Inventory	775,649	645,636
Contract assets	99,012	62,456
Prepaid expenses and other current assets	155,822	150,389
Total current assets	2,977,324	3,305,298

Restricted cash	722,467	699,756
Property, plant, and equipment, net	874,659	719,793
Right of use assets related to finance leases, net	56,708	53,742
Right of use assets related to operating leases, net	371,472	360,287
Equipment related to power purchase agreements and fuel delivered to customers, net	98,301	89,293
Contract assets	25,418	41,831
Goodwill	249,871	248,607
Intangible assets, net	203,740	207,725
Investments in non-consolidated entities and non-marketable equity securities	67,350	31,250
Other assets	6,783	6,694
Total assets	$5,654,093	$5,764,276

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$188,149	$191,895
Accrued expenses	167,754	156,430
Deferred revenue and other contract liabilities	137,357	131,813
Operating lease liabilities	52,859	48,861
Finance lease liabilities	8,622	8,149
Finance obligations	63,370	58,925
Current portion of long-term debt	5,228	5,142
Contingent consideration, loss accrual for service contracts, and other current liabilities	54,201	34,060
Total current liabilities	677,540	635,275

Deferred revenue and other contract liabilities	82,793	98,085
Operating lease liabilities	274,940	271,504
Finance lease liabilities	39,404	37,988
Finance obligations	279,444	270,315
Convertible senior notes, net	194,250	193,919
Long-term debt	3,799	3,925
Contingent consideration, loss accrual for service contracts, and other liabilities	180,273	193,051
Total liabilities	1,732,443	1,704,062

Stockholders’ equity:
Common stock, $0.01 par value per share; 1,500,000,000 shares authorized; Issued (including shares in treasury): 611,951,626 at March 31, 2023 and 608,421,785 at December 31, 2022	6,120	6,084
Additional paid-in capital	7,360,887	7,297,306
Accumulated other comprehensive loss	(19,034)	(26,004)
Accumulated deficit	(3,327,472)	(3,120,911)
Less common stock in treasury: 18,245,914 at March 31, 2023 and 18,076,127 at December 31, 2022	(98,851)	(96,261)
Total stockholders’ equity	3,921,650	4,060,214
Total liabilities and stockholders’ equity	$5,654,093	$5,764,276

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net revenue:
Sales of equipment, related infrastructure and other	$182,094	$108,847
Services performed on fuel cell systems and related infrastructure	9,097	8,240
Power purchase agreements	7,937	10,037
Fuel delivered to customers and related equipment	10,142	13,429
Other	1,016	251
Net revenue	210,286	140,804
Cost of revenue:
Sales of equipment, related infrastructure and other	158,320	88,828
Services performed on fuel cell systems and related infrastructure	12,221	13,875
Provision for loss contracts related to service	6,889	2,048
Power purchase agreements	46,816	31,753
Fuel delivered to customers and related equipment	54,501	39,272
Other	935	377
Total cost of revenue	279,682	176,153

Gross loss	(69,396)	(35,349)

Operating expenses:
Research and development	26,535	20,461
Selling, general and administrative	104,016	80,890
Impairment of long-lived assets	1,083	—
Change in fair value of contingent consideration	8,769	2,461
Total operating expenses	140,403	103,812

Operating loss	(209,799)	(139,161)

Interest income	17,632	2,054
Interest expense	(10,650)	(8,648)
Other expense, net	(4,771)	(1,309)
Realized loss on investments, net	(1)	(847)
Change in fair value of equity securities	5,075	(5,159)
Loss on equity method investments	(5,317)	(3,833)

Loss before income taxes	$(207,831)	$(156,903)

Income tax benefit	(1,270)	(414)

Net loss	$(206,561)	$(156,489)

Net loss per share:
Basic and diluted	$(0.35)	$(0.27)

Weighted average number of common stock outstanding	589,205,165	577,866,983

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2023	2022

Net loss	$(206,561)	$(156,489)
Other comprehensive (loss)/income
Foreign currency translation (loss)/gain	1,659	(1,850)
Change in net unrealized loss on available-for-sale securities	5,311	(15,080)
Comprehensive loss attributable to the Company, net of tax	$(199,591)	$(173,419)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit	Equity
December 31, 2022	608,421,785	$6,084	$7,297,306	$(26,004)	18,076,127	$(96,261)	$(3,120,911)	$4,060,214
Net loss	—	—	—	—	—	—	(206,561)	(206,561)
Other comprehensive income	—	—	—	6,970	—	—	—	6,970
Stock-based compensation	228,954	2	43,300	—	—	—	—	43,302
Stock option exercises and issuance of common stock upon vesting of restricted stock unit awards	620,250	6	668	—	—	—	—	674
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock units	—	—	—	—	169,787	(2,590)	—	(2,590)
Exercise of common stock warrants	2,680,637	28	(28)					—
Provision for common stock warrants	—	—	19,641	—	—	—	—	19,641
March 31, 2023	611,951,626	$6,120	$7,360,887	$(19,034)	18,245,914	$(98,851)	$(3,327,472)	$3,921,650

December 31, 2021	594,729,610	$5,947	$7,070,710	$(1,532)	17,074,710	$(72,526)	$(2,396,903)	$4,605,696
Net loss	—	—	—	—	—	—	(156,489)	(156,489)
Other comprehensive loss	—	—	—	(16,930)	—	—	—	(16,930)
Stock-based compensation	226,221	2	43,384	—	—	—	—	43,386
Stock option exercises and issuance of common stock upon vesting of restricted stock unit awards	253,525	3	288	—	—	—	—	291
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock units	—	—	—	—	71,627	(1,465)	—	(1,465)
Provision for common stock warrants	—	—	1,743	—	—	—	—	1,743
March 31, 2022	595,209,356	$5,952	$7,116,125	$(18,462)	17,146,337	$(73,991)	$(2,553,392)	$4,476,232

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Operating activities
Net loss	$(206,561)	$(156,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	9,789	2,842
Amortization of intangible assets	4,959	5,190
Stock-based compensation	43,302	43,386
Amortization of debt issuance costs and discount on convertible senior notes	621	661
Provision for common stock warrants	14,175	1,852
Deferred income tax benefit	(947)	(414)
Impairment of long-lived assets	1,083	—
Loss/(benefit) on service contracts	221	(7,297)
Fair value adjustment to contingent consideration	8,769	(2,461)
Net realized loss on investments	1	847
(Accretion)/amortization of premium on available-for-sale securities	(5,945)	2,290
Lease origination costs	(2,660)	(1,613)
Change in fair value for equity securities	(5,075)	5,159
Loss on equity method investments	5,317	3,833
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	1,730	36,170
Inventory	(129,572)	(63,702)
Contract assets	(14,677)	44
Prepaid expenses and other assets	(5,522)	(27,107)
Accounts payable, accrued expenses, and other liabilities	13,821	(25,096)
Deferred revenue and other contract liabilities	(9,748)	(28,014)
Net cash used in operating activities	(276,919)	(209,919)

Investing activities
Purchases of property, plant and equipment	(168,565)	(78,394)
Purchases of equipment related to power purchase agreements and equipment related to fuel delivered to customers	(11,389)	(6,796)
Purchase of available-for-sale securities	—	(114,173)
Proceeds from sales of available-for-sale securities	—	469,563
Proceeds from maturities of available-for-sale securities	315,827	67,430
Purchase of equity securities	—	(4,990)
Net cash paid for acquisitions	—	(26,473)
Cash paid for non-consolidated entities and non-marketable equity securities	(40,077)	(32,253)
Net cash provided by investing activities	95,796	273,914

Financing activities
Payments of contingent consideration	(2,000)	(2,667)
Payments of tax withholding on behalf of employees for net stock settlement of stock-based compensation	(2,590)	(1,465)
Proceeds from exercise of stock options	674	291
Principal payments on long-term debt	(330)	(19,246)
Proceeds from finance obligations	27,927	17,273
Principal repayments of finance obligations and finance leases	(16,500)	(12,427)
Net cash provided by (used in) financing activities	7,181	(18,241)
Effect of exchange rate changes on cash	(2,096)	634
(Decrease)/increase in cash and cash equivalents	(215,769)	14,345
Increase in restricted cash	39,731	32,043
Cash, cash equivalents, and restricted cash beginning of period	1,549,344	3,132,194
Cash, cash equivalents, and restricted cash end of period	$1,373,306	$3,178,582

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $2.0 million	$7,869	$5,731

Summary of non-cash activity
Recognition of right of use asset - finance leases	$4,018	$8,070
Recognition of right of use asset - operating leases	22,470	20,070
Net tangible assets acquired in a business combination	—	56,929
Intangible assets acquired in a business combination	—	60,522
Net transfers between inventory and long-lived assets	441	489
Accrued purchase of fixed assets, cash to be paid in subsequent period	65,701	6,707

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In addition, we include our share of the results of our joint venture with Renault SAS (“Renault”) named HyVia SAS, a French société par actions simplifiée (“HyVia”), AccionaPlug S.L. (AccionaPlug), and SK Plug Hyverse Co., Ltd. (“SK Plug Hyverse”), using the equity method based on our economic ownership interest and our ability to exercise significant influence over the operating and financial decisions of HyVia, AccionaPlug and SK Plug Hyverse. Additionally, we consolidate the results of our joint venture with Niloco Hydrogen Holdings LLC, a wholly-owned subsidiary of Olin Corporation (“Olin”), named “Hidrogenii”.

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”).

The information presented in the accompanying unaudited interim condensed consolidated balance sheets as of December 31, 2022 has been derived from the Company’s December 31, 2022 audited consolidated financial statements.

The unaudited interim condensed consolidated financial statements contained herein should be read in conjunction with our 2022 Form 10-K.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

Other than the adoption of the accounting guidance mentioned in our 2022 Form 10-K, there have been no other significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

Recent Accounting Guidance Not Yet Effective

All issued but not yet effective accounting and reporting standards as of March 31, 2023 are either not applicable to the Company or are not expected to have a material impact on the Company.

3. Acquisitions

Alloy Custom Products, LLC and WesMor Cryogenics, LLC

On December 5, 2022, the Company acquired two subsidiaries of Cryogenic Industrial Solutions, LLC, Alloy Custom Products, LLC and WesMor Cryogenics, LLC (collectively, “CIS”). The CIS acquisition is expected to increase the Company’s production capabilities for stainless steel and aluminum cryogenic transport truck-mounted cryogenic pressure vessels, cryogenic transport trailers, and other mobile storage containers.

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

The preliminary allocation of the purchase price is considered provisional pending the finalization of the valuation for the assets acquired and liabilities assumed and related tax liabilities, if any, in relation to the CIS acquisition. Therefore, the fair values of the assets acquired and liabilities assumed are subject to change as we obtain additional information for valuation assumptions such as market demand for CIS product lines to support forecasted financial data, which will not exceed 12 months from the date of acquisition. There have been no measurement period adjustments recorded for the three months ended March 31, 2023.

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

The acquisition of CIS contributed $11.1 million to total consolidated revenue for the three months ended March 31, 2023. The Company determined it immaterial to report net loss for the CIS acquisition for the three months ended March 31, 2023.

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

The fair value of the developed technology totaling $59.2 million included in the identifiable intangible assets was calculated using the MPEEM approach. Therefore, to determine cash flow from the developed technology over its useful life of 15 years, one must deduct the related expenses incurred for the exploitation of other assets used for the generation of overall cash flow. The fair value of the tradename totaling $0.8 million was calculated using the relief from royalty approach, which is a variant of the income approach, and was assigned a useful life of four years. The fair value of the non-compete agreements was $0.5 million with a useful life of six years.

In addition to identifiable intangible assets, the fair value of acquired work in process and finished goods inventory, included in inventory, was estimated based on the estimated selling price less costs to be incurred and a market participant profit rate.

In connection with the acquisition, the Company recorded on its consolidated balance sheet a liability of $41.7 million representing the fair value of contingent consideration payable, and is recorded in the unaudited interim condensed consolidated balance sheet in contingent consideration, loss accrual for service contracts, and other current liabilities. The fair value of this contingent consideration was $59.9 million and $53.2 million as of March 31, 2023 and December 31, 2022, respectively, and as a result $6.7 million reduction was recorded in the unaudited interim condensed consolidated statement of operations for the three months ended March 31, 2023.

Included in the purchase price consideration are contingent earn-out payments as described above. Due to the nature of the earn-outs, a scenario-based analysis using the probability of achieving the milestone expectations was used to determine the fair value of the contingent consideration. These fair value measurements were based on unobservable inputs and are considered to be level 3 financial instruments.

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

The acquisition of Joule contributed $20.7 million and $1.4 million to total consolidated revenue for the three months ended March 31, 2023 and 2022, respectively. The Company determined it immaterial to report net loss for the Joule acquisition for the three months ended March 31, 2023.

The CIS and Joule acquisitions were not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

4. Extended Maintenance Contracts

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for fuel cell systems, related infrastructure and equipment that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts, including changes due to the provision for loss accrual, loss accrual acquired from acquisition, releases to service cost of sales, releases due to the provision for warrants, and foreign currency translation adjustment (in thousands):

	Three months	Year
	ended	ended
	March 31, 2023	December 31, 2022
Beginning balance	$81,066	$89,773
Provision for loss accrual	6,981	23,295
Releases to service cost of sales	(6,668)	(35,446)
Increase/(decrease) to loss accrual related to customer warrants	(92)	3,506
Foreign currency translation adjustment	25	(62)
Ending balance	$81,312	$81,066

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

The potentially dilutive securities are summarized as follows:

	At March 31,
	2023	2022
Stock options outstanding (1)	27,479,533	24,185,000
Restricted stock and restricted stock units outstanding (2)	5,888,013	5,439,207
Common stock warrants (3)	85,879,175	80,017,181
Convertible Senior Notes (4)	39,170,766	39,170,766
Number of dilutive potential shares of common stock	158,417,487	148,812,154
(1)	During the three months ended March 31, 2023 and 2022, the Company granted options for 94,550 and 451,500 shares of common stock, respectively.

(2)	During the three months ended March 31, 2023 and 2022, the Company granted 94,550 and 802,500 shares of restricted stock and restricted stock units, respectively.

(3)	In August 2022, the Company issued a warrant to acquire up to 16,000,000 shares of the Company’s common stock as part of a transaction agreement with Amazon.com, Inc. (“Amazon”), subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements.” The warrant had not been exercised as of March 31, 2023.

In April 2017, the Company issued a warrant to acquire up to 55,286,696 shares of the Company’s common stock as part of a transaction agreement with Amazon, subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements.”  The warrant had been exercised with respect to 27,600,000 and 24,704,450 shares of the Company’s common stock as of March 31, 2023 and 2022, respectively.

In July 2017, the Company issued a warrant to acquire up to 55,286,696 shares of the Company’s common stock as part of a transaction agreement with Walmart, subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements.” The warrant had been exercised with respect to 13,094,217 shares of the Company’s common stock as of March 31, 2023 and 2022, respectively.

(4)	In March 2018, the Company issued $100.0 million in aggregate principal amount of the 5.5% Convertible Senior Notes due 2023 (the “5.5% Convertible Senior Notes”). In May 2020, the Company repurchased $66.3 million of the 5.5% Convertible Senior Notes and in the fourth quarter of 2020, $33.5 million of the 5.5% Convertible Senior Notes were converted into approximately 14.6 million shares of common stock. The remaining $0.2 million aggregate principal amount of the 5.5% Convertible Senior Notes were converted into 69,808 shares of common stock in January 2021. In May 2020, the Company issued $212.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes due 2025 (the “3.75% Convertible Senior Notes). There were no conversions for the three months ended March 31, 2023 and 2022.

Million of

6. Inventory

Inventory as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials and supplies - production locations	$550,315	$450,432
Raw materials and supplies - customer locations	21,765	18,860
Work-in-process	139,013	112,231
Finished goods	64,556	64,113
Inventory	$775,649	$645,636

As of March 31, 2023 and December 31, 2022, the reserve for excess and obsolete inventory was $5.4 million.

Inventory is primarily comprised of raw materials, work-in-process, and finished goods. The increase in inventory is primarily due to a combination of new product offerings, as well as increased revenue and orders.

7. Property, Plant and Equipment

Property, plant and equipment at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Land	$1,772	$1,772
Construction in progress	697,456	575,141
Building and leasehold improvements	40,548	21,363
Software, machinery, and equipment	188,530	169,633
Property, plant, and equipment	928,306	767,909
Less: accumulated depreciation	(53,647)	(48,116)
Property, plant, and equipment, net	$874,659	$719,793

Construction in progress is primarily comprised of construction of five hydrogen production plants, the Gigafactory in Rochester, NY, and our facility in the Slingerlands, NY.  Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of capital asset construction and amortized over the useful lives of the related assets. During the three months ended March 31, 2023 and 2022, the Company capitalized $2.0 million and $4.3 million of interest, respectively.

Depreciation expense related to property, plant and equipment was $5.5 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively.

8. Intangible Assets and Goodwill

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of March 31, 2023 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	14 years	$104,389	(14,746)	$89,643
Dry stack electrolyzer technology	10 years	29,000	(3,142)	25,858
Customer relationships, Non-compete agreements, Backlog & Trademark	12 years	103,325	(15,086)	88,239
		$236,714	$(32,974)	$203,740

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2022 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	14 years	$104,221	$(12,754)	$91,467
Dry stack electrolyzer technology	10 years	29,000	(2,417)	26,583
Customer relationships, Non-compete agreements, Backlog & Trademark	13 years	102,521	(12,846)	89,675
		$235,742	$(28,017)	$207,725

The change in the gross carrying amount of the acquired technology from December 31, 2022 to March 31, 2023 was primarily due to changes in foreign currency translation.

Amortization expense for acquired identifiable intangible assets for the three months ended March 31, 2023 and 2022 was $5.0 million and $5.2 million, respectively.

The estimated amortization expense for subsequent years is as follows (in thousands):

Remainder of 2023	$14,347
2024	19,069
2025	18,294
2026	16,702
2027	16,694
2028 and thereafter	118,634
Total	$203,740

Goodwill was $249.9 million and $248.6 million as of March 31, 2023 and December 31, 2022, which primarily increased due to foreign currency translation adjustments for goodwill associated with our international subsidiaries.

The change in the carrying amount of goodwill for the three months ended March 31, 2023 was as follows (in thousands):

Beginning balance at December 31, 2022	$248,607
Foreign currency translation adjustment	1,264
Ending balance at March 31, 2023	$249,871

9. Long-Term Debt

In March 2019, the Company entered into a loan and security agreement, as amended, with Generate Lending, LLC, providing for a secured term loan facility in the amount of $100 million (the “Term Loan Facility”). In December 2022, the Company fully repaid the outstanding balance of the Term Loan Facility.

In June 2020, the Company acquired debt as part of its acquisition of United Hydrogen Group Inc. The outstanding carrying value of the debt was $9.0 million as of March 31, 2023. The outstanding principal on the debt was $11.1 million and the unamortized debt discount was $2.1 million, bearing varying interest rates ranging from 2.2% to 8.3%.  The debt is scheduled to mature in 2026. As of March 31, 2023, the principal balance is due at each of the following dates as follows (in thousands):

December 31, 2023	$5,660
December 31, 2024	3,357
December 31, 2025	1,200
December 31, 2026	900
$11,117

10. Convertible Senior Notes

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of 3.75% Convertible Senior Notes. During the three months ended March 31, 2023, there were no conversions of the 3.75% Convertible Senior Notes.

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Principal amounts:
Principal	$197,278	$197,278
Unamortized debt issuance costs (1)	(3,028)	(3,359)
Net carrying amount	$194,250	$193,919
1)	Included in the unaudited interim condensed consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 3.75% Convertible Senior Notes (in thousands, except for the effective interest rate):

	March 31,	March 31,
	2023	2022
Interest expense	$1,849	$1,849
Amortization of debt issuance costs	331	316
Total	2,180	2,165
Effective interest rate	4.5%	4.5%

Based on the closing price of the Company’s common stock of $11.72 on March 31, 2023, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at March 31, 2023 was approximately $433.6 million. The fair value estimation was primarily based on an active stock exchange trade on March 29, 2023 of the 3.75% Convertible Senior Notes.

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

Common Stock Forward

In March 2018, the Company issued $100.0 million in aggregate principal amount of the 5.5% Convertible Senior Notes due on March 15, 2023, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, which have been fully repaid.  In connection with the issuance of the 5.5% Convertible Senior Notes, the Company entered into a forward stock purchase transaction (the “Common Stock Forward”), pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. On May 18, 2020, the Company amended and extended the maturity of the Common Stock Forward to June 1, 2025.  The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

The net cost incurred in connection with the Common Stock Forward of $27.5 million was recorded as an increase in treasury stock in the unaudited interim condensed consolidated balance sheets. The related shares were accounted for as a repurchase of common stock. The book value of the Common Stock Forward is not remeasured.

There were no shares of common stock settled in connection with the Common Stock Forward during the three months ended March 31, 2023 or during the three months ended March 31, 2022.

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

Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income comprises the following (in thousands):

	Gains and Losses on	Unrealized Gains and Losses on	Foreign
	Available-For-Sale	Available-For-Sale	Currency
	Securities	Securities	Items	Total
December 31, 2022	$(749)	$(19,472)	$(5,783)	$(26,004)
Net current-period other comprehensive loss	—	5,311	1,659	6,970
March 31, 2023	$(749)	$(14,161)	$(4,124)	$(19,034)

December 31, 2021	$(150)	$(67)	$(1,315)	$(1,532)
Net current-period other comprehensive loss	—	(15,080)	(1,850)	(16,930)
March 31, 2022	$(150)	$(15,147)	$(3,165)	$(18,462)

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

1,000,000 of the Amazon Warrant Shares vested immediately upon issuance of the Amazon Warrant. 15,000,000 of the Amazon Warrant Shares will vest in multiple tranches over the 7-year term of the Amazon Warrant based on payments made to the Company directly by Amazon or its affiliates, or indirectly through third parties, with 15,000,000 of the Amazon Warrant Shares fully vesting if Amazon-related payments of $2.1 billion are made in the aggregate. The exercise price for the first 9,000,000 Amazon Warrant Shares is $22.9841 per share and the fair value on the grant date was $20.36. The exercise price for the remaining 7,000,000 Amazon Warrant Shares will be an amount per share equal to 90% of the 30-day volume weighted average share price of the Company’s common stock as of the final vesting event that results in full vesting of the first 9,000,000 Amazon Warrant Shares. The Amazon Warrant is exercisable through August 24, 2029.

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

At March 31, 2023, 1,000,000 of the Amazon Warrant Shares issued pursuant to the 2022 Transaction Agreement had vested upon issuance. The warrant fair value associated with the vested shares of $20.4 million was capitalized to contract assets in our condensed consolidated unaudited interim financial statements based on the grant date fair value and is subsequently amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. The grant date fair value of tranches 2 and 3 will also be amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. Because the exercise price has yet to be determined, the fair value of tranche 4 will be remeasured at each reporting period end and amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended March 31, 2023 was $1.1 million.

The assumptions used to calculate the valuations as of August 24, 2022 and March 31, 2023 are as follows:

	Tranches 1-3	Tranche 4
	August 24, 2022	March 31, 2023
Risk-free interest rate	3.15%	3.50%
Volatility	75.00%	75.00%
Expected average term	7 years	4 years
Exercise price	$22.98	$10.55
Stock price	$20.36	$11.72

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

The warrant had been exercised with respect to 27,600,000 and 24,704,450 shares of the Company’s common stock as of March 31, 2023 and December 31, 2022, respectively.

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

The warrant had been exercised with respect to 13,094,217 shares of the Company’s common stock as of March 31, 2023 and December 31, 2022.

At March 31, 2023 and December 31, 2022, 27,643,347 of the Walmart Warrant Shares had vested. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended March 31, 2023 and 2022 was $12.9 million and $1.7 million, respectively. During the three months ended March 31, 2023 and 2022, there were no exercises with respect to the Walmart Warrant.

The assumptions used to calculate the valuations of the final tranche of the Walmart Warrant as of March 31, 2023 are as follows:

March 31, 2023
Risk-free interest rate	3.55%
Volatility	75.00%
Expected average term	3.5 years
Exercise price	$10.55
Stock price	$11.72

13. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

Major products/services lines
	Three months ended
	March 31,
	2023	2022
Sales of fuel cell systems	$28,852	$37,528
Sales of hydrogen infrastructure	48,868	27,089
Sales of electrolyzers	40,032	4,059
Sales of engineered equipment	7,753	21,968
Services performed on fuel cell systems and related infrastructure	9,097	8,240
Power Purchase Agreements	7,937	10,037
Fuel delivered to customers and related equipment	10,142	13,429
Sales of cryogenic equipment and other	56,589	18,203
Other	1,016	251
Net revenue	$210,286	$140,804

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31,	December 31,
	2023	2022
Accounts receivable	$127,720	$129,450
Contract assets	124,430	104,287
Deferred revenue and contract liabilities	220,150	229,898

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Contract assets
	March 31,	December 31,
	2023	2022
Transferred to receivables from contract assets recognized at the beginning of the period	$(19,709)	$(33,394)
Contract assets related to warrants	5,577	26,455
Revenue recognized and not billed as of the end of the period	34,275	72,469
Net change in contract assets	$20,143	$65,530

Deferred revenue and contract liabilities
	March 31,	December 31,
	2023	2022
Increases due to cash received, net of amounts recognized as revenue during the period	$80,740	$200,347
Contract liabilities assumed as part of acquisitions	—	10,011
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(90,488)	(163,550)
Net change in deferred revenue and contract liabilities	$(9,748)	$46,808

Estimated future revenue

The following table includes estimated revenue included in the backlog expected to be recognized in the future (sales of fuel cell systems, equipment, and hydrogen installations are expected to be recognized as revenue within one year; sales of services, Power Purchase Agreements (“PPAs”), and fuel are expected to be recognized as revenue over five to ten years) related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period, including provision for common stock warrants (in thousands):

March 31,
2023
Sales of fuel cell systems	$53,578
Sales of hydrogen installations and other infrastructure	21,807
Sales of electrolyzers	281,720
Sales of engineered equipment	16,628
Services performed on fuel cell systems and related infrastructure	121,418
Power Purchase Agreements	385,096
Fuel delivered to customers and related equipment	92,470
Sales of cryogenic equipment	121,657
Total estimated future revenue	$1,094,374

Contract costs

Contract costs consist of capitalized commission fees and other expenses related to obtaining or fulfilling a contract. Capitalized contract costs at March 31, 2023 and December 31, 2022 were $0.6 million.

14. Income Taxes

The Company recorded $1.3 million and $0.4 million of income tax benefit for the three months ended March 31, 2023 and 2022, respectively. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its domestic net deferred tax assets, which remain fully reserved.

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

Securities reported at fair value utilizing Level 1 inputs represent assets whose fair value is determined based upon observable unadjusted quoted market prices for identical assets in active markets. Level 2 securities represent assets whose fair value is determined using observable market information such as previous day trade prices, quotes from less active markets or quoted prices of securities with similar characteristics.  Available-for-sale securities are characterized as Level 2 assets, as their fair values are determined using observable market inputs. Equity securities are characterized as Level 1 assets, as their fair values are determined using active markets for identical assets. There were no transfers between Level 1, Level 2, or Level 3 for the three months ended March 31, 2023.

Financial instruments not recorded at fair value on a recurring basis include equity method investments that have not been remeasured or impaired in the current period, such as our investments in HyVia, AccionaPlug, and SK Plug Hyverse. During the three months ended March 31, 2023, the Company contributed approximately $40.1 million to HyVia, AccionaPlug and SK Plug Hyverse.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of March 31, 2023
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash equivalents	$208,358	$208,358	$208,358	$—	$—
Corporate bonds	163,863	163,863	—	163,863	—
U.S. Treasuries	864,508	864,508	864,508	—	—
Equity securities	139,911	139,911	139,911	—	—

Liabilities
Contingent consideration	123,473	123,473	—	—	123,473

	As of December 31, 2022
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Assets
Cash equivalents	$212,577	$212,577	$212,577	$—	$—
Corporate bonds	193,633	193,633	—	193,633	—
U.S. Treasuries	1,139,310	1,139,310	1,139,310	—	—
Equity securities	134,836	134,836	134,836	—	—

Liabilities
Contingent consideration	116,165	116,165	—	—	116,165

The liabilities measured at fair value on a recurring basis that have unobservable inputs and are therefore categorized as level 3 are related to contingent consideration. The fair value as of March 31, 2023 of $123.5 million is comprised of $59.9 million related to the acquisition of Joule, as well as $63.6 million from the Frames Holding B.V. (“Frames”) and Applied Cryo Technologies, Inc. (“Applied Cryo”) acquisitions in 2021 and the Giner ELX, Inc. and United Hydrogen Group Inc. acquisition in 2020.

In connection with the Applied Cryo acquisition, the Company recorded on its consolidated balance sheet an initial liability of $14.0 million representing the fair value of contingent consideration payable, and is recorded in the unaudited interim condensed consolidated balance sheet in contingent consideration, loss accrual for service contracts, and other current liabilities. The fair value of this contingent consideration was $19.0 million and $15.9 million as of March 31, 2023 and December 31, 2022, respectively, and as a result a $3.1 million increase was recorded due to a settlement with the sellers. We expect $19.0 million to be paid to the sellers in the second quarter of 2023.

In connection with the Frames acquisition, the Company recorded on its consolidated balance sheet a liability of $29.1 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was $29.7 million and $31.0 million as of March 31, 2023 and December 31, 2022, respectively. The change in fair value compared to December 31, 2022 was due to a change in the foreign currency translation, partially offset by an decrease in the liability. The Company recorded an adjustment of $1.3 million for the three months ended March 31,

2023 in change in fair value of contingent consideration in the unaudited interim condensed consolidated statement of operations.

In connection with the Giner ELX, Inc. acquisition the Company recorded on its consolidated balance sheet a liability of $16.0 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was $13.3 million and $14.5 million as of March 31, 2023 and December 31, 2022, respectively, and as a result, a $1.3 million decrease was recorded in change in fair value of contingent consideration in the unaudited interim condensed consolidated statement of operations for the three months ended March 31, 2023.

In connection with the United Hydrogen Group Inc. acquisition the Company recorded on its consolidated balance sheet a liability of $1.1 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was $1.6 million and $1.5 million as of March 31, 2023 and December 31, 2022, respectively, and, as a result, a $0.1 million increase was recorded in change in fair value of contingent consideration in the unaudited interim condensed consolidated statement of operations for the three months ended March 31, 2023.

In the unaudited interim condensed consolidated balance sheets, contingent consideration is recorded in the contingent consideration, loss accrual for service contracts, and other current liabilities financial statement line item, and is comprised of the following unobservable inputs for the three months ending March 31, 2023:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
Contingent Consideration	$87,049	Scenario based method	Credit spread	15.73% - 15.74%
			Discount rate	19.85% - 20.68%
	11,880	Monte carlo simulation	Credit spread	15.74%
			Discount rate	20.00%-20.30%
			Revenue volatility	45.29%
	24,544	Monte carlo simulation	Credit spread	15.73%
			Revenue volatility	35.7% - 23.1% (35.0%)
			Gross profit volatility	106.7% - 23.2% (60.0%)
	$123,473

In the unaudited interim condensed consolidated balance sheets, contingent consideration is recorded in the contingent consideration, loss accrual for service contracts, and other current liabilities financial statement line item, and is comprised of the following unobservable inputs for the twelve months ending December 31, 2022:

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
	$116,165

The change in the carrying amount of Level 3 liabilities for the three month period ended March 31, 2023 was as follows (in thousands):

Three months ended
March 31, 2023
Beginning balance at December 31, 2022	$116,165
Payments	(2,000)
Fair value adjustments	8,769
Foreign currency translation adjustment	539
Ending balance at March 31, 2023	$123,473

16. Investments

The fair values of the Company’s investments are based upon prices provided by an independent pricing service provider. Management has assessed and concluded that these prices are reasonable and has not adjusted any prices received from the independent pricing service provider.

The amortized cost, gross unrealized gains and losses, fair value of those investments classified as available-for-sale, and allowance for credit losses at March 31, 2023 are summarized as follows (in thousands):

	March 31, 2023
	Amortized	Gross	Gross	Fair	Allowance for
	Cost	Unrealized Gains	Unrealized Losses	Value	Credit Losses
Corporate bonds	$169,804	$15	$(5,956)	$163,863	—
U.S. Treasuries	875,927	106	(11,525)	864,508	—
Total	$1,045,731	$121	$(17,481)	$1,028,371	$—

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

The following table summarizes the fair value and gross unrealized losses on securities classified as available-for-sale, and length of time that the individual securities have been in a continuous loss position as of March 31, 2023 (in thousands):

	March 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value of		Fair Value of		Fair Value of
	Investments with	Gross Unrealized	Investments with	Gross Unrealized	Investments with	Gross Unrealized
	Unrealized Losses	Losses	Unrealized Losses	Losses	Unrealized Losses	Losses
Corporate bonds	$8,794	$(226)	$141,875	$(5,730)	$150,669	$(5,956)
U.S. Treasuries	24,884	(94)	307,587	(11,431)	332,471	(11,525)
Total available-for-sale securities	$33,678	$(320)	$449,462	$(17,161)	$483,140	$(17,481)

We regularly review available-for-sale securities for declines in fair values that we determine to be credit related. In order to determine whether an allowance for credit losses was required, we considered factors such as whether amounts related to securities have become uncollectible, whether we intend to sell a security, and whether it is more likely than not that we will be required to sell a security prior to recovery. The Company also reviewed the declines in market value related to our available-for-sale securities and determined that these declines were due to fluctuations in interest rates. As of March 31, 2023, the Company did not have an allowance for credit losses related to available-for-sale securities.

The cost, gross unrealized gains and losses, and fair value of those investments classified as equity securities at March 31, 2023 are summarized as follows (in thousands):

	March 31, 2023
		Gross	Gross	Fair
	Cost	Unrealized Gains	Unrealized Losses	Value
Fixed income mutual funds	$70,257	$	$(2,245)	$68,012
Exchange traded mutual funds	76,000		(4,101)	71,899
Total	$146,257	$—	$(6,346)	$139,911

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

A summary of the amortized cost and fair value of investments classified as available-for-sale, by contractual maturity, as of March 31, 2023 and December 31, 2022 was as follows (in thousands):

	March 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
Maturity:	Cost	Value	Cost	Value
Less than 12 months	$817,369	$810,898	$1,045,120	$1,039,333
12 months or greater	228,362	217,473	310,494	293,610
Total	$1,045,731	$1,028,371	$1,355,614	$1,332,943

Accrued interest income was $2.4 million and $3.0 million at March 31, 2023 and December 31, 2022, respectively, and included within the balance for prepaid expenses and other current assets in the unaudited interim condensed consolidated balance sheets.

Equity Method Investments

As of March 31, 2023 and December 31, 2022, the Company accounted for the following investments in the investee’s common stock under the equity method, which are included in the investments in non-consolidated entities and non-marketable equity securities on the interim unaudited condensed consolidated balance sheets (amounts in thousands):

		As of March 31, 2023		As of December 31, 2022
	Formation	Common Stock	Carrying	Common Stock	Carrying
Investee	Date	Ownership %	Value	Ownership %	Value
HyVia	Q2 2021	50%	$29,722	50%	$11,281
AccionaPlug S.L.	Q4 2021	50%	1,941	50%	2,225
SK Plug Hyverse	Q1 2022	49%	26,719	49%	8,937
			$58,382		$22,443

17.  Operating and Finance Lease Liabilities

As of March 31, 2023, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, “Nature of Operations”) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

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

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.  The fair value of this finance obligation approximated the carrying value as of March 31, 2023.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of March 31, 2023 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
Remainder of 2023	$64,464	$8,712	$73,176
2024	85,832	11,476	97,308
2025	81,119	14,387	95,506
2026	71,088	11,529	82,617
2027	56,978	8,252	65,230
2028 and thereafter	102,913	1,330	104,243
Total future minimum payments	462,394	55,686	518,080
Less imputed interest	(134,595)	(7,660)	(142,255)
Total	$327,799	$48,026	$375,825

Rental expense for all operating leases was $21.9 million and $14.0 million for the three months ended March 31, 2023 and 2022, respectively.

At March 31, 2023 and December 31, 2022, security deposits associated with sale/leaseback transactions were $6.0 million and $5.8 million, respectively, and were included in other assets in the unaudited interim condensed consolidated balance sheets.

At March 31, 2023 and December 31, 2022, the right of use assets associated with finance leases was $62.4 million and $58.4 million, respectively. The accumulated depreciation for these right of use assets was $5.7 million and $4.7 million at March 31, 2023 and December 31, 2022, respectively.

Other information related to the operating leases are presented in the following table:

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Cash payments (in thousands)	$21,648	$13,547
Weighted average remaining lease term (years)	2.66	5.46
Weighted average discount rate	11.3%	10.9%

Finance lease costs include amortization of the right of use assets (i.e., depreciation expense) and interest on lease liabilities (i.e., interest and other expense, net in the consolidated statement of operations), and were $1.1 million and $0.8 million for the three months ended March 31, 2023, respectively.

18. Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at March 31, 2023 was $324.9 million, $59.9 million and $265.0 million of which was classified as short-term and long-term, respectively, on the accompanying unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at December 31, 2022 was $312.1 million, $55.4 million and $256.6 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. Interest expense recorded related to finance obligations for the three months ended March 31, 2023 and 2022 was $9.2 million and $6.7 million, respectively. The fair value of this finance obligation approximated the carrying value as of March 31, 2023 and December 31, 2022.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at March 31, 2023 was $17.9 million, $3.5 million and $14.4 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheet.  The outstanding balance of this obligation at December 31, 2022 was $17.2 million, $3.5 million and $13.7 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheets. The fair value of this finance obligation approximated the carrying value as of March 31, 2023 and December 31, 2022.

Future minimum payments under finance obligations notes above as of March 31, 2023 were as follows (in thousands):

			Total
	Sale of future	Sale/leaseback	Finance
	revenue - debt	financings	Obligations
Remainder of 2023	$70,471	$3,591	$74,062
2024	93,961	10,589	104,550
2025	88,705	1,686	90,391
2026	71,333	1,686	73,019
2027	54,831	1,686	56,517
2028 and thereafter	44,364	1,955	46,319
Total future minimum payments	423,665	21,193	444,858
Less imputed interest	(98,767)	(3,277)	(102,044)
Total	$324,898	$17,916	$342,814

19.  Commitments and Contingencies

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $445.2  million and $383.7 million was required to be restricted as security as of March 31, 2023 and December 31, 2022, respectively, which restricted cash will be released over the lease term. As of March 31, 2023 and December 31, 2022, the Company also had certain letters of credit backed by security deposits totaling $363.2 million and $379.6 million, respectively, of which $340.5 million and $354.0 million are security for the above noted sale/leaseback agreements, respectively, and $22.7 million and $25.6 million are customs related letters of credit, respectively.

As of both March 31, 2023 and December 31, 2022, the Company had $75.5 million held in escrow related to the construction of certain hydrogen plants.

The Company also had $5.0 million, $1.2 million, and $1.8 million of consideration held by our paying agent in connection with the Applied Cryo, Joule, and CIS acquisitions, respectively, reported as restricted cash as of March 31, 2023, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheet. Additionally, the Company had $6.5 million and $10.8 million in restricted cash as collateral resulting from the Frames acquisition as of March 31, 2023 and December 31, 2022, respectively.

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

On April 12, 2023, an action was filed in the U.S. District Court for the District of Delaware asserting claims under the federal securities laws against the Company and four of its senior officers, Mr. Marsh, Mr. Middleton, Mr. Mindnich, and Mr. Hull, captioned Melton v. Plug Power Inc et al., Case No. 1:23-cv-00409 (D. Del.). The complaint asserts claims on behalf of a putative class composed of all persons who purchased or otherwise acquired the Company’s securities between August 9, 2022 and March 1, 2023.  The complaint asserted a claim against all defendants for alleged violations of Section 10(b) of the Exchange Act and Rule 10b5 promulgated thereunder and a claim under Section 20(a) of the Exchange Act against Mr. Marsh, Mr. Middleton, Mr. Mindnich, and Mr. Hull as alleged controlling persons. The complaint alleged that defendants made “materially false and/or misleading statements” about the Company’s business and operations, including that “the Company was unable to effectively manage its supply chain and product manufacturing, resulting in reduced revenues and margins, increased inventory levels, and several large deals being delayed until at least 2023, among other issues.” Under the Private Securities Litigation Reform Act of 1995, applications to serve as lead plaintiff(s) are due to be filed on or before June 12, 2023.

As previously disclosed, two lawsuits were filed against the Company and other companies in the 9th District Court, Rapides Parish, Louisiana, arising from the previously disclosed May 2018 accident involving a forklift powered by the Company's fuel cell at a Procter & Gamble facility in Louisiana. Additional defendants included Structural Composite Industries, Deep South Equipment Company, Air Products and Chemicals Inc., Hyster-Yale Group. Westport Industries and Quality Thermistor, Inc. The first suit, Lott, et al v. Plug Power, et al, was filed by a number of individual plaintiffs alleging personal injury claims. Procter & Gamble intervened in that suit to recover workers compensation benefits paid to or for the employees/dependents. Procter & Gamble filed a separate suit for property damage, business interruption. The Company aggressively defended both lawsuits. The Lott case was settled in April 2022 on terms that were extremely favorable for the company.  An agreement to settle the separate P&G suit was recently reached, also on terms that are extremely favorable for the Company. Both settlements are funded by the Company's commercial liability insurer, and the amounts are substantially below the policy limits.

On May 2, 2023, a lawsuit entitled Jacob Thomas, and JTurbo Engineering & Technology, LLC. v. Joule Processing, LLC. and Plug Power Inc., Case No. 4:23-cv-01615, was filed in the United States District Court for the Southern District of Texas against the Company.  The complaint alleges misappropriation of trade secrets under both the federal Defend Trade Secrets Act of 2016, 18 U.S.C. § 1836, and the Texas Uniform Trade Secrets Act, three breach of contract claims, tort claims and a claim for unfair competition under Texas law. The Company finds all allegations to be lacking in substance and merit. As appropriate, the Company intends to vigorously defend itself against the plaintiffs and exercise all recourse available in a court of law.

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

At March 31, 2023, one customer comprised 10% of the total accounts receivable balance. At December 31, 2022, one customer comprised approximately 24.9% of the total accounts receivable balance.

For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer. For the three months ended March 31, 2023, 25.5% of total consolidated revenues were associated with two customers. For the three months ended March 31, 2022, 67.0% of total consolidated revenues were associated with five customers.

20. Employee Benefit Plans

2011 and 2021 Stock Option and Incentive Plan

The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options and restricted stock and restricted stock unit awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized, excluding the Company’s matching contributions of $3.0 million to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were $40.2 million and $40.8 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in our 2022 Form 10-K.

The components and classification of stock-based compensation expense, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were as follows (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Cost of sales	$2,677	$1,798
Research and development	2,283	1,722
Selling, general and administrative	35,221	37,248
	$40,181	$40,768

Option Awards

The Company issues options that are time and performance-based awards. All option awards are determined to be classified as equity awards.

Service Stock Options Awards

The following table reflects the service stock option activity for the three months ended March 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding at December 31, 2022	$12,078,269	$14.34	$7.57	$42,835
Granted	94,550	15.44
Exercised	(124,269)	5.43
Forfeited	(89,017)	22.97
Options outstanding at March 31, 2023	$11,959,533	$14.38	$7.34	$38,278
Options exercisable at March 31, 2023	6,879,596	9.71	6.24	37,976
Options unvested at March 31, 2023	$5,079,937	$20.70	$8.83	$302

The weighted average grant-date fair value of the service stock options granted during the three months ended March 31, 2023 and 2022 was $10.48 and $15.34, respectively. The total intrinsic fair value of service stock options exercised during the three months ended March 31, 2023 and 2022 was $1.3 million and $1.1 million, respectively. The total fair value of the service stock options that vested during the three months ended March 31, 2023 and 2022 was approximately $7.5 million and $5.6 million, respectively.

Compensation cost associated with service stock options represented approximately $8.2 million and $5.9 million of the total share-based payment expense recorded for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022, there was approximately $51.4 million and $47.0 million, respectively, of unrecognized compensation cost related to service stock option awards to be recognized over the weighted average remaining period of 1.94 years.

Performance Stock Option Awards

The following table reflects the Performance Stock Option activity for the three month ended March 31, 2023.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding at December 31, 2022	15,520,000	$26.87	5.81	$—
Options exercisable at December 31, 2022	1,391,000	26.92	5.73	—
Options unvested at December 31, 2022	14,129,000	$26.86	5.82	$—
Options outstanding at March 31, 2023	15,520,000	$26.87	5.57	$—
Options exercisable at March 31, 2023	1,391,000	26.92	5.48	—
Options unvested at March 31, 2023	14,129,000	$26.86	5.58	$—

There were no performance stock options granted during the three months ended March 31, 2023 or 2022. There were no performance stock options exercised during the three months ended March 31, 2023 or 2022. There were no performance stock options that vested during the three months ended March 31, 2023 or 2022.

As of March 31, 2023, there were 2,782,000 unvested stock options for which the employee requisite service period has not been rendered but are expected to vest. The aggregate intrinsic value of these unvested stock options is $0 as of March 31, 2023. The weighted average remaining contractual term of these unvested stock options was 5.48 years as of March 31, 2023.

Compensation cost associated with performance stock options represented approximately $17.4 million and $25.1 million of the total share-based payment expense recorded for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was approximately $53.1 million of unrecognized compensation cost related to performance stock option awards to be recognized over the weighted average remaining period of 1.63 years.

Restricted Common Stock and Restricted Stock Unit Awards

The Company recorded expense associated with its restricted common stock and restricted stock unit awards of approximately $14.6 million and $9.8 million for the three months ended March 31, 2023 and 2022, respectively. Additionally, as of March 31, 2023, there was $95.5 million of unrecognized compensation cost related to restricted stock and restricted common stock unit awards to be recognized over the weighted average period of 1.98 years. As of March 31, 2022, there was $83.7 million of unrecognized compensation cost related to restricted common stock and restricted stock unit awards to be recognized over the weighted average period of 2.1 years.

A summary of restricted stock and restricted stock unit activity for the three months ended March 31, 2023 is as follows (in thousands except share amounts):

		Weighted	Aggregate
		Average Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested restricted common stock and restricted stock units at December 31, 2022	6,276,376	$21.56	$77,639
Granted	94,550	15.44	—
Vested	(409,431)	32.97	—
Forfeited	(73,482)	22.70	—
Unvested restricted common stock and restricted stock units at March 31, 2023	5,888,013	$20.65	$67,968

The weighted average grant-date fair value of the restricted common stock and restricted stock unit awards granted during the three months ended March 31, 2023 and 2022, was $15.44 and $23.86, respectively. The total fair value of restricted shares of common stock and restricted stock unit awards that vested for the three months ended March 31, 2023 and 2022 was $13.5 million and $3.9 million, respectively.

401(k) Savings & Retirement Plan

The Company issued 219,970 shares of common stock and 96,539 shares of common stock pursuant to the Plug Power Inc. 401(k) Savings & Retirement Plan during the three months ended March 31, 2023 and 2022, respectively.

The Company’s expense for this plan was approximately $3.0 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively.

Non-Employee Director Compensation

The Company granted 10,316 shares of common stock and 3,290 shares of common stock to non-employee directors as compensation for the three months ended March 31, 2023 and 2022, respectively. All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

21. Accrued Expenses

Accrued expenses at March 31, 2023 and December 31, 2022 consisted of (in thousands):

	March 31,	December 31,
	2023	2022
Accrued payroll and compensation related costs	$19,887	$18,231
Accrual for capital expenditures	31,346	53,089
Accrued accounts payable	93,532	53,899
Accrued sales and other taxes	9,718	15,112
Accrued interest	2,271	421
Accrued other	11,000	15,678
Total	$167,754	$156,430

22. Segment Reporting

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

	Revenues		Long-Lived Assets as of
	Three Months Ended		Three Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	December 31, 2022

North America	$161,807	$113,678	$1,382,681	$1,209,900
Europe	40,153	—	18,459	13,215
Asia	3,255	—	—	—
Other	5,071	27,126	—	—
Total	$210,286	$140,804	$1,401,140	$1,223,115

23. Subsequent Events

We have evaluated events as of May 9, 2023 and have not identified any subsequent events.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim condensed consolidated financial statements and notes thereto included within this Quarterly Report on Form 10-Q, and our audited and notes thereto included in our 2022 Form 10-K. In addition to historical information, this Quarterly Report on Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases, you can identify these statements by forward-looking words such as “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would,” “plan,” “project” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

●	the risk that we continue to incur losses and might never achieve or maintain profitability;
●	the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us;
●	the risks associated with global economic uncertainty, including inflationary pressures, fluctuating interest rates, bank failure, and supply chain disruptions;
●	the risk that we may not be able to expand our business or manage our future growth effectively;
●	the risk that delays in or not completing our product development and hydrogen plant construction goals may adversely affect our revenue and profitability;
●	the risk that we may be unable to successfully pursue, integrate, or execute upon our new business ventures.
●	the risk of dilution to our stockholders and/or stock price should we need to raise additional capital;
●	the risk that our lack of extensive experience in manufacturing and marketing of certain of our products may impact our ability to manufacture and market products on a profitable and large-scale commercial basis;
●	the risk that unit orders may not ship, be installed and/or converted to revenue, in whole or in part;
●	the risk that a loss of one or more of our major customers, or if one of our major customers delays payment of or is unable to pay its receivables, a material adverse effect could result on our financial condition;
●	the risk that a sale or issuance of a significant number of shares of stock could depress the market price of our common stock;
●	the risk that our convertible senior notes, if settled in cash, could have a material adverse effect on our financial results;
●	the risk that our convertible note hedges may affect the value of our convertible senior notes and our common stock;
●	the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability;
●	the risk of potential losses related to any product liability claims or contract disputes;
●	the risk of loss related to an inability to remediate the material weaknesses identified in internal control over financial reporting as of December 31, 2022 and 2021, or inability to otherwise maintain an effective system of internal control over financial reporting;
●	our ability to attract and maintain key personnel;
●	the risks related to the use of flammable fuels in our products;
●	the risk that pending orders may not convert to purchase orders, in whole or in part;
●	the cost and timing of developing, marketing, and selling our products;
●	the risks involved with participating in joint ventures, including our ability or inability to execute our strategic growth plan through joint ventures;
●	our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers;
●	our ability to achieve the forecasted revenue and costs on the sale of our products;
●	the cost and availability of fuel and fueling infrastructures for our products;

●	the risks, liabilities, and costs related to environmental, health, and safety matters;
●	the risk of elimination of government subsidies and economic incentives for alternative energy products;
●	market acceptance of our products and services;
●	our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution, and servicing, and the supply of key product components;
●	the cost and availability of components and parts for our products;
●	the risk that possible new tariffs could have a material adverse effect on our business;
●	our ability to develop commercially viable products;
●	our ability to reduce product and manufacturing costs;
●	our ability to successfully market, distribute and service our products and services internationally;
●	our ability to improve system reliability for our products;
●	competitive factors, such as price competition and competition from other traditional and alternative energy companies;
●	our ability to protect our intellectual property;
●	the risk of dependency on information technology on our operations and the failure of such technology, including failure to effectively prevent, detect, and recover from security compromises or breaches, including cyber-attacks;
●	the cost of complying with current and future federal, state and international governmental regulations;
●	the expense and resources associated with being subject to legal proceedings and legal compliance;
●	the risks associated with past and potential future acquisitions;
●	the risks associated with geopolitical instability, including the conflict between Russia and Ukraine and growing tensions between U.S. and China and neighboring regions; and
●	the volatility of our stock price.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks discussed in the section titled “Risk Factors” included under Part I, Item 1A, in our 2022 Form 10-K and supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from these contained in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. These forward-looking statements speak only as of the date on which the statements were made. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

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

Our current products and services include:

GenDrive: GenDrive is our hydrogen fueled Proton Exchange Membrane (“PEM”) fuel cell system, providing power to material handling electric vehicles, including Class 1, 2, 3 and 6 electric forklifts, Automated Guided Vehicles, and ground support equipment.

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

ProGen: ProGen is our fuel cell stack and engine technology currently used globally in mobility and stationary fuel cell systems, and as engines in electric delivery vans.  This includes Plug’s membrane electrode assembly, a critical component of the fuel cell stack used in zero-emission fuel cell electric vehicle engines.

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

We provide our products and solutions worldwide through our direct sales force, and by leveraging relationships with original equipment manufacturers (“OEMs”) and their dealer networks. We are currently targeting Asia, Australia, Europe, Middle East and North America for expansion in adoption. The European Union (the “EU”) has rolled out ambitious targets for the hydrogen economy as part of the EU strategy for energy integration and we are seeking to execute on our strategy to become one of the European leaders in the hydrogen economy. This includes a targeted account strategy for material handling, securing strategic partnerships with European OEMs, energy companies, utility leaders and accelerating our electrolyzer business. Our global strategy includes leveraging a network of integrators or contract manufacturers. Additionally, we have a joint venture with Niloco Hydrogen Holdings LLC, a wholly-owned subsidiary of Olin named “Hidrogenii”. Plug has been successful with acquisitions, strategic partnerships and joint ventures, and we plan to continue this mix.

Part of our long-term plan includes Plug penetrating the European and Asian hydrogen market, on-road vehicle market, and large-scale stationary market. Plug’s formation of joint ventures with HyVia and AccionaPlug in Europe and SK Plug Hyverse in Asia not only support this goal but are expected to provide us with a more global footprint.

We manufacture our commercially viable products in Latham, New York, Rochester, New York, Slingerlands, New York, Houston, Texas, Lafayette, Indiana, and Spokane, Washington, and support liquid hydrogen production and logistics in Charleston, Tennessee and Kingsland, Georgia.

Recent Developments

Cyber-security

In or around March 2023, an unauthorized actor accessed our computer network and executed a ransomware attack, resulting in the encryption of certain of our computer systems, including systems used to store proprietary and confidential data, and exfiltration of limited data sets.  Upon detection, we took immediate steps to contain, assess and remediate the incident, including engaging outside legal counsel and external forensic investigators. Necessarily, the Company has incurred costs in addressing the incident, including related to investigation, containment, restoration, and remediation. As a result of the unauthorized access, the Company’s employees experienced interruption of access to the internal network, which created temporary disruption of certain internal operations and automated processes. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has restored the affected systems and throughout this restoration period the Company’s business remained fully operational with no material disruption. Based on information available to date, we do not believe the ransomware event has had a material impact on our business.

COVID-19 Update

The COVID-19 pandemic caused significant transportation challenges for global suppliers and while we expect that these challenges will lessen over time, we continue to take proactive steps through our supply chain team to limit the impact of any such challenges on our business and we continue to work closely with our suppliers and transportation vendors to ensure availability of products and implement other cost savings initiatives.

Inflation, Material Availability and Labor Shortages

Most components essential to our business are generally available from multiple sources; however, we believe there are some component suppliers and manufacturing vendors, particularly those that supply materials in very limited supply worldwide, whose loss to us could have a material adverse effect upon our business and financial condition. We are mitigating these potential risks by introducing alternate system architectures that we expect will allow us to diversify our supply chain with multiple fuel cell, electrolyzer stack and air supply component vendors. In addition, we continue to invest in our supply chain to improve its resilience with a focus on automation, dual sourcing of critical components and localized manufacturing when feasible. We are also working closely with these vendors and other key suppliers on coordinated product introduction plans, product and sales forecasting, strategic inventories, and internal and external manufacturing schedules and levels; however, changes to our products designs or incorrect forecasting could present challenges to those strategies despite best efforts in leveraging supplier relationship and capabilities. Recent cost pressures from global energy prices and inflation have negatively impacted access to our key raw materials. In cases where we have single sourced suppliers (typically due to new technology and products) or there have been worldwide shortages due to global demand, we have worked to engineer alternatives in our product design or develop new supply sources while covering short- and medium-term risks with supply contracts, building up inventory, and development partnerships.  However, if we, or the industry or economy at large, were to experience a recession and the demand for our product decreases, then we may have a large stock of pre-purchased inventory that could be unused and aging for a period of time.

In January 2023, the Company entered into a strategic partnership with Johnson Matthey Hydrogen Technologies Limited, a subsidiary of Johnson Matthey PLC and a global leader in sustainable technologies (“JM”), pursuant to which JM will supply the Company catalyst coated membrane for use in the production of fuel cells as well as catalysts and membranes for use in the production of electrolyzers. In addition, the Company and JM intend to develop their existing and new technology and commercial products and co-invest in a manufacturing facility in the United States.

Additionally, we have observed an increasingly competitive labor market. Tight labor markets have resulted in labor inflation and longer times to fill open positions. Increased employee turnover, changes in the availability of our workers as well as labor shortages in our supply chain have resulted in, and could continue to result in, increased costs which could negatively affect our component or raw material purchasing abilities, and, in turn, our financial condition, results of operations, or cash flows.

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

The amount of provision for common stock warrants recorded as a reduction of revenue for the three months ended March 31, 2023 and 2022, respectively, is shown in the table below (in thousands):

	Three months ended
	March 31,
	2023	2022
Sales of fuel cell systems, related infrastructure and equipment	$(434)	$(17)
Services performed on fuel cell systems and related infrastructure	(374)	(150)
Power purchase agreements	(7,185)	(974)
Fuel delivered to customers	(6,182)	(711)
Total	$(14,175)	$(1,852)

Net revenue, cost of revenue, gross profit (loss) and gross margin (loss) percentage for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended
	March 31,
		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin
For the period ended March 31, 2023:
Sales of equipment, related infrastructure and other	$182,094	$158,320	$23,774	13.1%
Services performed on fuel cell systems and related infrastructure	9,097	12,221	(3,124)	(34.3)%
Provision for loss contracts related to service	—	6,889	(6,889)	N/A
Power purchase agreements	7,937	46,816	(38,879)	(489.8)%
Fuel delivered to customers and related equipment	10,142	54,501	(44,359)	(437.4)%
Other	1,016	935	81	8.0%
Total	$210,286	$279,682	$(69,396)	(33.0)%
For the period ended March 31, 2022:
Sales of equipment, related infrastructure and other	$108,847	$88,828	$20,019	18.4%
Services performed on fuel cell systems and related infrastructure	8,240	13,875	(5,635)	(68.4)%
Provision for loss contracts related to service	—	2,048	(2,048)	N/A
Power purchase agreements	10,037	31,753	(21,716)	(216.4)%
Fuel delivered to customers and related equipment	13,429	39,272	(25,843)	(192.5)%
Other	251	377	(126)	(50.2)%
Total	$140,804	$176,153	$(35,349)	(25.1)%

Net Revenue

Revenue – sales of equipment, related infrastructure and other. Revenue from sales of equipment, related infrastructure and other represents revenue from the sale of our fuel cells, such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations, electrolyzer stacks and systems, and other equipment such as liquefiers and cryogenic storage equipment. Revenue from sales of equipment, related infrastructure and other for the three months ended March 31, 2023 increased $73.2 million, or 67.3%, to $182.1 million from $108.9 million for the three months ended March 31, 2022 primarily due to increases in revenue related to hydrogen site installations, liquefiers, cryogenic equipment, and electrolyzer stacks and systems. The increase in hydrogen infrastructure revenue of $21.8 million was due to 14 hydrogen site installations for the three months ended March 31, 2023 compared to seven for the three months ended March 31, 2022. The increase in the revenue related to cryogenic storage equipment and liquefiers of $38.4 million was due to an increase in sales of liquefiers, as well as an increase in revenue of $11.1 million due to the acquisition of CIS in which there was no revenue recognized in the first quarter of 2022. Revenue related to electrolyzers increased $36.0 million, which was due to increased volume of 62 one megawatt equivalent units sold for the three months ended March 31, 2023 compared to 2 one megawatt equivalent units sold for the three months ended March 31, 2022. Partially offsetting these increases was a decrease in revenue related to GenDrives of $8.3 million, as the number of units decreased from 1,229 for the three months ended March 31, 2022 to 1,035 for the three months ended March 31, 2023 due to timing of site deployments, as well as a decrease of $14.2 million related to the sales of engineered oil and gas equipment from an acquisition that are not expected to continue beyond current commitments.  Additionally, there was a provision for common stock warrants of $0.4 million and $17 thousand for the three months ended March 31, 2023 and 2022, respectively.

Revenue – services performed on fuel cell systems and related infrastructure.  Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned primarily on our service and maintenance contracts, as well as sales of spare parts. At March 31, 2023, there were 20,154 fuel cell units and 95 hydrogen installations under extended maintenance contracts, an increase from 19,409 fuel cell units and 84 hydrogen installations at March 31,

2022. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2023 increased $0.9 million, or 10.4%, to $9.1 million as compared to $8.2 million for the three months ended March 31, 2022. The increase in revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2023 compared to 2022 was primarily related to our expanding customer base and growth within our current customer base.

Revenue – Power Purchase Agreements.  Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service. At March 31, 2023, there were 117 GenKey sites associated with PPAs, as compared to 77 at March 31, 2022. Revenue from PPAs for the three months ended March 31, 2023 decreased $2.1 million, or 20.9%, to $7.9 million from $10.0 million for the three months ended March 31, 2022. The decrease in revenue was primarily due to an increase in provision for common stock warrants, which went from $1.0 million for the three months ended March 31, 2022 to $7.2 million for the three months ended March 31, 2023.  Partially offsetting the increase in provision for common stock warrants was an increase in revenue from PPAs for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily attributable to the new sites for existing customers and new customers accessing the PPA solution. All of the new PPA sites in the first quarter of 2023 were not deployed until late in the quarter; therefore, the full impact on revenue has yet to be realized.

Revenue – fuel delivered to customers and related equipment. Revenue associated with fuel delivered to customers and related equipment represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated on site. Revenue associated with fuel delivered to customers for the three months ended March 31, 2023 decreased $3.3 million, or 24.5%, to $10.1 million from $13.4 million for the three months ended March 31, 2022. The decrease in revenue was primarily due to an increase in provision for common stock warrants, which went from $0.7 million for the three months ended March 31, 2022 to $6.2 million for the three months ended March 31, 2023. Partially offsetting the increase in provision for common stock warrants was an increase in revenue due to an increase in the number of sites with fuel contracts from 159 as of March 31, 2022 to 210 as of March 31, 2023. All of the new fuel sites in the first quarter of 2023 were not deployed until late in the quarter; therefore, the full impact on revenue has yet to be realized.

Cost of Revenue

Cost of revenue – sales of equipment, related infrastructure and other. Cost of revenue from sales of equipment, related infrastructure and other includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary backup power units, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations, electrolyzer stacks and systems, and other equipment such as cryogenic storage equipment and liquefiers. Cost of revenue from sales of fuel cell systems, related infrastructure and equipment for the three months ended March 31, 2023 increased 78.2%, or $69.5 million, to $158.3 million, compared to $88.8 million for the three months ended March 31, 2022. The increase in hydrogen infrastructure cost of revenue of $13.8 million was due to 14 hydrogen site installations for the three months ended March 31, 2023 compared to seven for the three months ended March 31, 2022. The increase in cryogenic storage equipment of $31.0 million was due to an increase in costs related to the sales of liquefiers, as well as an increase in the cost of revenue of $10.0 million due to the acquisition of CIS in which there were no costs of revenue recognized in the first quarter of 2022. The cost of revenue related to electrolyzer stacks and systems increased $32.8 million, which was due to 62 one megawatt equivalent units sold for the three months ended March 31, 2023 compared to 2 one megawatt equivalent units sold for the three months ended March 31, 2022. The cost of revenue related to GenDrives increased $4.9 million, as the number of units decreased from 1,229 for the three months ended March 31, 2022 to 1,035 for the three months ended March 31, 2023. Partially offsetting these increases is a decrease of $12.9 million related to the legacy oil and gas contracts. Gross margin decreased to 13.1% for the three months ended March 31, 2023, compared to 18.4% for the three months ended March 31, 2022. The decrease in gross margin was primarily due to ramp up of costs on new product offerings for high power stationary units and electrolyzers as well as an increase in the provision for common stock warrants.  The provision for common stock warrants was $0.4 million and $17 thousand for the three months ended March 31, 2023 and 2022, respectively.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. At March 31, 2023, there were 20,154 fuel cell units and 95 hydrogen installations under extended maintenance contracts, an increase from 19,409 fuel cell units and 84 hydrogen installations at March 31, 2022, respectively. Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2023 decreased 11.9%, or $1.7 million, to $12.2 million, compared to $13.9 million for the three months ended March 31, 2022. Gross loss decreased to (34.3%) for the three months ended March 31, 2023, compared to (68.4%) for the three months ended March 31, 2022. The decrease in cost of revenue and improvement in gross loss are both due primarily due to cost down and quality related initiatives.

Cost of revenue – provision for loss contracts related to service.  The Company also recorded a provision for loss contracts related to service of $6.9 million for the three months ended March 31, 2023, compared to $2.1 million for the three months ended March 31, 2022, related primarily to new service contracts entered into during the first quarter of 2023.

Cost of revenue – Power Purchase Agreements.  Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment. At March 31, 2023, there were 117 GenKey sites associated with PPAs, as compared to 77 at March 31, 2022. Cost of revenue from PPAs for the three months ended March 31, 2023 increased 47.4%, or $15.1 million, to $46.8 million from $31.8 million for the three months ended March 31, 2022 due to the increase in units and sites under PPA contract as well as increased freight costs. Gross loss increased to (489.8%) for the three months ended March 31, 2023, as compared to (216.4%) for the three months ended March 31, 2022 primarily due to the provision for common stock warrants of $7.2 million for the three months ended March 31, 2023 compared to $1.0 million for the three months ended March 31, 2022.

Cost of revenue – fuel delivered to customers and related equipment. Cost of revenue from fuel delivered to customers and related equipment represents the purchase of hydrogen from suppliers that ultimately is sold to customers and costs for onsite generation. Cost of revenue from fuel delivered to customers for the three months ended March 31, 2023 increased 38.8%, or $15.2 million, to $54.5 million from $39.3 million for the three months ended March 31, 2022. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements, inefficiencies in fueling systems and higher fuel costs. The gross loss increased to (437.4%) during the three months ended March 31, 2023, compared to (192.5%) during the three months ended March 31, 2022, primarily due to the increase in cost of revenue described above, as well as a reduction of revenue resulting from an increase in the provision for common stock warrants of $6.2 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.

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

Research and development expense for the three months ended March 31, 2023 increased $6.1 million, or 29.7%, to $26.5 million, from $20.5 million for the three months ended March 31, 2022. The overall growth in R&D investment is commensurate with the Company’s future expansion into new markets, new product lines, acquisitions and varied vertical integrations.

Selling, general and administrative expenses. Selling, general and administrative expenses includes cash and non-cash stock-based compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2023, increased $23.1 million, or 28.6%, to $104.0 million from $80.9 million for the three months ended March 31, 2022. This increase was primarily related to increased headcount, which resulted in increased salaries and stock-based compensation.

Contingent consideration.  The fair value of the contingent consideration is related to earnouts for the Giner ELX, Inc., United Hydrogen Group Inc., Frames, Applied Cryo and Joule acquisitions. The change in fair value for the three months ended March 31, 2023 was $8.8 million, primarily due to the passage of time and settlement of the Applied Cryo earnout, which is expected to be paid in the second quarter of 2023.

Interest income. Interest income primarily consists of income generated by our investment holdings, restricted cash escrow accounts, and money market accounts. Interest income for the three months ended March 31, 2023 increased $15.6 million, as compared to the three months ended March 31, 2022. The increase was primarily related to the increase in interest rates during 2023.

Interest expense. Interest expense consists of interest expense related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations. Interest expense for the three months ended March 31, 2023 increased $2.0 million compared to the three months ended March 31, 2022, primarily related to a decrease in capitalized interest, offset by an increase in finance obligations.

Realized loss on investments, net. Realized loss on investments, net consists of the sales related to available-for-sale debt securities. For the three months ended March 31, 2022, the Company had a loss of $0.8 million of net realized loss on investments, compared to $0 for the three months ended March 31, 2023.

Change in fair value of equity securities. The change in fair value of equity securities improved $10.2 million for the three months ended March 31, 2023 from March 31, 2022.

Loss on equity method investments. Loss on equity method investments consists of our interest in HyVia, which is our 50/50 joint venture with Renault, AccionaPlug S.L., which is our 50/50 joint venture with Acciona, and SK Plug Hyverse, which is our 49/51 joint venture with SK E&S. For the three months ended March 31, 2023, the Company recorded a loss of $5.3 million on equity method investments. These losses are driven from the start-up activities for commercial and production operations.

Income Taxes

The Company recorded $1.3 million and $0.4 million of income tax benefit for the three months ended March 31, 2023 and 2022, respectively. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its domestic net deferred tax assets, which remain fully reserved.

The domestic net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carry forward will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

Liquidity and Capital Resources

Liquidity

As of March 31, 2023 and December 31, 2022, the Company had $474.9 million and $690.6 million, respectively of cash and cash equivalents and $898.4 million and $858.7 million of restricted cash, respectively. Additionally, the Company had $1.0 billion and $1.3 billion of available-for-sale securities as of March 31, 2023 and December 21, 2022, respectively.

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of $206.6 million and $156.5 million for the three months ended March 31, 2023 and 2022, respectively, and had an accumulated deficit of $3.3 billion at March 31, 2023.

The net cash used in operating activities for the three months ended March 31, 2023 and 2022 was $276.9 million and $209.9 million, respectively. This increase was primarily due to an increase in spend related to inventory as well as other working capital changes. The Company’s working capital was $2.3 billion as of March 31, 2023, which included unrestricted cash and cash equivalents of $474.9 million. The Company plans to invest a portion of its available cash to expand its current production and manufacturing capacity, construction of hydrogen plants and to fund strategic acquisitions and partnerships and capital projects. Future use of the Company’s funds is discretionary and the Company believes that its working capital and cash position will be sufficient to fund its operations for at least one year after the date the financial statements are issued.

The net cash provided by investing activities for the three months ended March 31, 2023 and 2022 was $95.8 million and $273.9 million, respectively. This decrease was due to a reduction of proceeds from available-for-sale securities compared to the prior year, partially offset by an increase of capital spending. Included in purchases of property, plant and equipment and outflows associated with materials, labor, and overhead are costs necessary to construct new leased property. Cash outflows related to equipment that we lease directly to customers are included in net cash used in investing activities.

The net cash provided by financing activities for the three months ended March 31, 2023 was $7.2 million compared to net cash used in financing activities for the three months ended March 31, 2022 of $18.2 million. The change was primarily driven by lower principal payments of long-term debt compared to the prior year due to decreased outstanding principal debt balances.

The Company’s significant obligations consisted of the following as of March 31, 2023:

(i)	Operating and finance leases totaling $327.8 million and $48.0 million, respectively, of which $52.9 million and $8.6 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers.

(ii)	Finance obligations totaling $342.8 million, of which approximately $63.4 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions.

(iii)	Convertible senior notes totaling $194.3 million at March 31, 2023.

Public and Private Offerings of Equity and Debt

Common Stock Issuances

In February 2021, the Company sold 54,966,188 shares of its common stock to a subsidiary of SK Holdings at a purchase price of $29.2893 per share, or an aggregate purchase price of approximately $1.6 billion.

In January and February 2021, the Company issued and sold in a registered equity offering an aggregate of 32,200,000 million shares of its common stock at a purchase price of $65.00 per share for net proceeds of approximately $2.0 billion.

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

In June 2020, the Company acquired debt as part of its acquisition of United Hydrogen Group Inc. The outstanding carrying value of the debt was $9.0 million as of March 31, 2023. The outstanding principal on the debt was $11.1 million and the unamortized debt discount was $2.1 million, bearing varying interest rates ranging from 2.2% to 8.3%.  The debt is scheduled to mature in 2026. As of March 31, 2023, the principal balance indicated below was due at each of the following dates as follows (in thousands):

December 31, 2023	$5,660
December 31, 2024	3,357
December 31, 2025	1,200
December 31, 2026	900
$11,117

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of 3.75% Convertible Senior Notes. During the three months ended March 31, 2023, there were no conversions of the 3.75% Convertible Senior Notes.

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Principal amounts:
Principal	$197,278	$197,278
Unamortized debt issuance costs (1)	(3,028)	(3,359)
Net carrying amount	$194,250	$193,919
1)	Included in the unaudited interim condensed consolidated balance sheets within the 3.75% Convertible Senior Notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense, the amortization of debt issuance costs and the effective interest rate related to the 3.75% Convertible Senior Notes (in thousands, except for the effective interest rate):

	March 31,	March 31,
	2023	2022
Interest expense	$1,849	$1,849
Amortization of debt issuance costs	331	316
Total	2,180	2,165
Effective interest rate	4.5%	4.5%

Based on the closing price of the Company’s common stock of $11.72 on March 31, 2023, the if-converted value of the notes was greater than the principal amount. The estimated fair value of the note at March 31, 2023 was approximately $433.6 million. The fair value estimation was primarily based on an active stock exchange trade on March 29, 2023 of the 3.75% Convertible Senior Notes.

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

Common Stock Forward

In March 2018, the Company issued $100.0 million in aggregate principal amount of the 5.5% Convertible Senior Notes due on March 15, 2023, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, which have been fully repaid.  In connection with the issuance of the 5.5% Convertible Senior Notes, the Company entered into a forward stock purchase transaction (the “Common Stock Forward”), pursuant to which the Company agreed to purchase 14,397,906 shares of its common stock for settlement on or about March 15, 2023. On May 18, 2020, the Company amended and extended the maturity of the Common Stock Forward to June 1, 2025.  The number of shares of common stock that the Company will ultimately repurchase under the Common Stock Forward is subject to customary anti-dilution adjustments. The Common Stock Forward is subject to early settlement or settlement with alternative consideration in the event of certain corporate transactions.

The net cost incurred in connection with the Common Stock Forward of $27.5 million was recorded as an increase in treasury stock in the unaudited interim condensed consolidated balance sheets. The related shares were accounted for as a repurchase of common stock. The book value of the Common Stock Forward is not remeasured.

There were no shares of common stock settled in connection with the Common Stock Forward during the three months ended March 31, 2023 or during the three months ended March 31, 2022.

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

1,000,000 of the Amazon Warrant Shares vested immediately upon issuance of the Amazon Warrant. 15,000,000 of the Amazon Warrant Shares will vest in multiple tranches over the 7-year term of the Amazon Warrant based on payments made to the Company directly by Amazon or its affiliates, or indirectly through third parties, with 15,000,000 of the Amazon Warrant Shares fully vesting if Amazon-related payments of $2.1 billion are made in the aggregate. The exercise price for the first 9,000,000 Amazon Warrant Shares is $22.9841 per share and the fair value on the grant date was $20.36. The exercise price for the remaining 7,000,000 Amazon Warrant Shares will be an amount per share equal to 90% of the 30-day volume weighted average share price of the Company’s common stock as of the final vesting event that results in full vesting of the first 9,000,000 Amazon Warrant Shares. The Amazon Warrant is exercisable through August 24, 2029.

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

At March 31, 2023, 1,000,000 of the Amazon Warrant Shares issued pursuant to the 2022 Transaction Agreement had vested upon issuance. The warrant charge associated with the vested shares of $20.4 million was capitalized to contract assets in our condensed consolidated unaudited interim financial statements based on the grant date fair value and is subsequently amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. The grant date fair value of tranches 2 and 3 will also be amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. Because the exercise price has yet to be determined, the fair value of tranche 4 will be remeasured at each reporting period end and amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Amazon Warrant during the three months ended March 31, 2023 was $1.1 million.

The assumptions used to calculate the valuations as of August 24, 2022 and March 31, 2023 are as follows:

	Tranches 1-3	Tranche 4
	August 24, 2022	March 31, 2023
Risk-free interest rate	3.15%	3.50%
Volatility	75.00%	75.00%
Expected average term	7 years	4 years
Exercise price	$22.98	$10.55
Stock price	$20.36	$11.72

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

The warrant had been exercised with respect to 27,600,000 and 24,704,450 shares of the Company’s common stock as of March 31, 2023 and December 31, 2022, respectively.

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

The warrant had been exercised with respect to 13,094,217 shares of the Company’s common stock as of March 31, 2023 and December 31, 2022.

At March 31, 2023 and December 31, 2022, 27,643,347 of the Walmart Warrant Shares had vested. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended March 31, 2023 and 2022 was $12.9 million and $1.7 million, respectively. During the three months ended March 31, 2023 and 2022, there were no exercises with respect to the Walmart Warrant.

The assumptions used to calculate the valuations of the final tranche of the Walmart Warrant as of March 31, 2023 are as follows:

March 31, 2023
Risk-free interest rate	3.55%
Volatility	75.00%
Expected average term	3.5 years
Exercise price	$10.55
Stock price	$11.72

Operating and Finance Lease Liabilities

As of March 31, 2023, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows (see also Note 1, “Nature of Operations”) as summarized below.  These leases expire over the next one to nine years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

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

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.  The fair value of this finance obligation approximated the carrying value as of March 31, 2023.

Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation.  The outstanding balance of this obligation at March 31, 2023 was $324.9 million, $59.9 million and $265.0 million of which was classified as short-term and long-term, respectively, on the accompanying unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at December 31, 2022 was $312.1 million, $55.4 million and $256.6 million of which was classified as short-term and long-term, respectively. The amount is amortized using the effective interest method. Interest expense recorded related to finance obligations for the three months ended March 31, 2023 and 2022 was $9.2 million and $6.7 million, respectively. The fair value of this finance obligation approximated the carrying value as of March 31, 2023 and December 31, 2022.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at March 31, 2023 was $17.9 million, $3.5 million and $14.4 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheet.  The outstanding balance of this obligation at December 31, 2022 was $17.2 million, $3.5 million and $13.7 million of which was classified as short-term and long-term, respectively on the accompanying consolidated balance sheets. The fair value of this finance obligation approximated the carrying value as of March 31, 2023 and December 31, 2022.

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $445.2 million and $383.7 million was required to be restricted as security as of March 31, 2023 and December 31, 2022, respectively, which restricted cash will be released over the lease term. As of March 31, 2023 and December 31, 2022, the Company also had certain letters of credit backed by security deposits totaling $340.5 million and $379.6 million, respectively, that are security for the above noted sale/leaseback agreements. As of March 31, 2023, the Company also had certain customer and customs related letters of credit totaling $22.7 million.

As of both March 31, 2023 and December 31, 2022, the Company had $75.5 million held in escrow related to the construction of certain hydrogen plants.

The Company also had $5.0 million, $1.2 million, and $1.8 million of consideration held by our paying agent in connection with the Applied Cryo, Joule, and CIS acquisitions, respectively, reported as restricted cash as of March 31, 2023, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheet. Additionally, the Company had $6.5 million and $10.8 million in restricted cash as collateral resulting from the Frames acquisition as of March 31, 2023 and December 31, 2022, respectively.

Investments

Our investment portfolio, including cash and cash equivalents, totaled $1.6 billion at March 31, 2023. Purchases of fixed maturity securities are classified as available-for-sale at the time of purchase based on individual security.

The composition of our investment portfolio, including cash and cash equivalents, as of March 31, 2023, is shown in the following table (in thousands):

	Carrying	Percentage of
	Amount	Portfolio
Fixed maturity securities - available-for-sale
U.S. Treasuries	$864,508	52.6%
Corporate bonds	163,863	10.0%
Total fixed maturity securities - available-for-sale	$1,028,371	62.6%
Equity securities	139,911	8.5%
Cash and cash equivalents	474,861	28.9%
Total investments, including cash and cash equivalents	$1,643,143	100.0%

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

	Three months	Year
	ended	ended
	March 31, 2023	December 31, 2022
Beginning balance	$81,066	$89,773
Provision for loss accrual	6,981	23,295
Releases to service cost of sales	(6,668)	(35,446)
Increase/(decrease) to loss accrual related to customer warrants	(92)	3,506
Foreign currency translation adjustment	25	(62)
Ending balance	$81,312	$81,066

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of and during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, accrual for service loss contracts and common stock warrants. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about (1) the carrying values of assets and liabilities and (2) the amount of revenue and expenses realized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes in our critical accounting estimates from those reported in our 2022 Form 10-K.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

Other than the adoption of the accounting guidance mentioned in our 2022 Form 10-K, there have been no other significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

Recent Accounting Guidance Not Yet Effective

All issued but not yet effective accounting and reporting standards as of March 31, 2023 are either not applicable to the Company or are not expected to have a material impact on the Company.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no material change from the information provided in the Company’s 2022 Form 10-K under the section titled “Item 7A: Quantitative and Qualitative Disclosures About Market Risk.”

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective because of material weaknesses in internal control over financial reporting described in Part II, Item 9A “Controls and Procedures” of our 2022 Form 10-K. The material weaknesses have not been remediated as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended March 31, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1 – Legal Proceedings

See “Note 19: Commitments and Contingencies” within Item 1 of this Form 10-Q for a discussion regarding material legal proceedings.

Except as otherwise noted, there have been no material developments in legal proceedings. For previously reported information about legal proceedings, refer to Part I, Item 3, “Legal Proceedings,” of the Company’s 2022 Form 10-K.

Item 1A – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the Company’s business, financial condition or future results discussed in the Company’s 2022 Form 10-K in Part I, Item 1A. “Risk Factors.”  The risks described in the 2022 Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. As a supplement to the risk factors identified in the 2022 Form 10-K, below we have set forth updated risk factors. Other than as provided below, there have been no material changes to our risk factors since December 31, 2022.

We are dependent on information technology in our operations and the failure of such technology may adversely affect our business. Security breaches of our information technology systems, including cyber-attacks, ransomware attacks, or use of malware or phishing or other malicious techniques by threat actors, could lead to liability, could impact our operations, or could damage our reputation and financial results.

We have in the past and may in the future experience problems with the operation of our current information technology systems or the technology systems of third parties on which we rely, as well as the development and deployment of new information technology systems, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. The inability to implement new systems or delays in implementing new information technology systems may also affect our ability to realize projected or expected cost savings. Additionally, the inability to implement or delays in implementing new security measures can also affect our ability to protect against increasingly sophisticated threat actors. Any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws.

Information technology system and/or network disruptions could harm the Company’s operations. Failure to effectively prevent, detect, and recover from security compromises or breaches, including cyber-attacks, could result in the misuse of company assets, unauthorized use or publication of our trade secrets and confidential business information, disruption to the company, diversion of management resources, regulatory inquiries, legal claims or proceedings, reputational damage, loss of sales, reduction in value of our investment in research and development, among other costs to the company. We have experienced and may continue to experience both successful and unsuccessful attempts to gain unauthorized access to our information technology systems on which we maintain proprietary and confidential information.  For example, in or around March 2023, an unauthorized actor accessed our computer network and executed a ransomware attack, resulting in the encryption of certain of our computer systems, including systems used to store proprietary and confidential data, and exfiltration of limited data sets. Upon detection, we took immediate steps to contain, assess and remediate the incident, including engaging outside legal counsel and external forensic investigators.  As of the date of the filing of this Quarterly Report on Form 10-Q, we have restored the affected systems and throughout this restoration period our business remained fully operational with no material disruption.  Based on information available to date, we do not believe the ransomware event has had a material impact on our business.  However, as a result of the incident, we have incurred costs in addressing the incident, including costs related to investigation, containment, restoration, and remediation.

The risk of a security compromise, breach, or disruption, particularly through cyber-attacks, or cyber intrusion, including by computer hackers, insider threats, and cyber terrorists, has generally increased as cyber-attacks have become more prevalent and harder to detect and fight against and threat actors continue to become more sophisticated in their malicious techniques. Additionally, outside or unauthorized parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information through phishing emails or deceptive advertising campaigns. We actively seek to prevent, detect, and investigate any unauthorized access. These threats are also continually evolving, and as a result, will become increasingly difficult to detect. In addition, as a result of the COVID-19 pandemic, the increased prevalence of employees working from home may exacerbate the aforementioned cybersecurity risks. Despite the implementation of network security measures, our information technology system have been and could be penetrated by outside or unauthorized parties. Going forward, we may expend additional resources, expenses, and legal and professional fees to further enhance the security of our information technology systems and continually assess our current security measures.  In addition, we may be subject to governmental investigations, enforcement actions, regulatory fines or litigation, or we may suffer from reputational damage or public statements against us as a result of unauthorized access to our information technology systems.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems.  For example, the recent closures of Silicon Valley Bank, Signature Bank and Silvergate Capital Corp. led to disruption and volatility, and erosion of customer confidence, in the banking system, including deposit outflows, at many mid-sized banks, increasing the need for liquidity. Further, uncertainty remains over liquidity concerns in the broader financial services industry. For example, Credit Suisse recently agreed to be acquired by UBS following the intervention of the Swiss Federal Department of Finance, the Swiss National Bank and the Swiss Financial Market Supervisory Authority, and it was recently announced that JPMorgan Chase Bank, National Association would assume all of First Republic Bank’s deposits and substantially all of its assets.

Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, it is not clear that the Federal Reserve or the FDIC will treat future bank failures similarly. We maintain deposits at financial institutions as a part of doing business that could be at risk if another similar event were to occur. Our ongoing cash management strategy is to maintain the majority of our deposit accounts in large financial institutions, but there can be no assurance this strategy will be successful.  In addition, bank failures and bailouts and their potential broader effects and potential systemic risk on the global banking sector generally and its participants may adversely affect our business more generally. If any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with such a financial institution or if any of our customers, suppliers or other parties with whom we conduct business declare bankruptcy or insolvency, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. For example, a leaseholder bank for one of our sale leaseback transactions was recently placed in receivership and, while this did not have a material impact on our financial condition or results of operations, it could limit our access to proceeds from the transaction.

In addition, any decline in available funding or access to our cash and liquidity resources could, among other risks, limit our ability to meet our capital needs and fund future growth or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, including the corporate bond market, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our business, financial condition and results of operations.

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

3.9	Fifth Amended and Restated By-laws of Plug Power Inc. (filed as Exhibit 3.9 to Plug Power Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference herein).
10.1

Separation Agreement, dated April 1, 2023, between Plug Power Inc. and Dirk Ole Hoefelmann (filed as Exhibit 10.12 to the Plug Power Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2022 and incorporated by reference herein).

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

PLUG POWER INC.

Date: May 9, 2023	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)