Form 10-Q
period 2024-03-31
PLUG POWER INC
filed 2024-05-09
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

The number of shares of common stock, par value of $.01 per share, outstanding as of May 7, 2024 was 742,559,081 shares.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$172,873	$135,033
Restricted cash	219,616	216,552
Accounts receivable, net of allowance of $7,351 at March 31, 2024 and $8,798 at December 31, 2023	148,822	243,811
Inventory, net	975,898	961,253
Contract assets	129,994	126,248
Prepaid expenses and other current assets	119,370	104,068
Total current assets	1,766,573	1,786,965

Restricted cash	775,595	817,559
Property, plant, and equipment, net	1,453,991	1,436,177
Right of use assets related to finance leases, net	56,131	57,281
Right of use assets related to operating leases, net	389,201	399,969
Equipment related to power purchase agreements and fuel delivered to customers, net	115,109	111,261
Contract assets	30,380	29,741
Intangible assets, net	183,325	188,886
Investments in non-consolidated entities and non-marketable equity securities	66,691	63,783
Other assets	10,310	11,116
Total assets	$4,847,306	$4,902,738

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$285,546	$257,828
Accrued expenses	154,814	200,544
Deferred revenue and other contract liabilities	179,902	204,139
Operating lease liabilities	65,250	63,691
Finance lease liabilities	9,602	9,441
Finance obligations	85,175	84,031
Current portion of long-term debt	2,786	2,716
Contingent consideration, loss accrual for service contracts, and other current liabilities	128,369	142,410
Total current liabilities	911,444	964,800

Deferred revenue and other contract liabilities	75,900	84,163
Operating lease liabilities	278,220	292,002
Finance lease liabilities	33,673	36,133
Finance obligations	264,610	284,363
Convertible senior notes, net	209,802	195,264
Long-term debt	1,013	1,209
Contingent consideration, loss accrual for service contracts, and other liabilities	143,522	146,679
Total liabilities	1,918,184	2,004,613

Stockholders’ equity:
Common stock, $.01 par value per share; 1,500,000,000 shares authorized; Issued (including shares in treasury): 705,604,549 at March 31, 2024 and 625,305,025 at December 31, 2023	7,057	6,254
Additional paid-in capital	7,823,209	7,494,685
Accumulated other comprehensive loss	(9,078)	(6,802)
Accumulated deficit	(4,785,520)	(4,489,744)
Less common stock in treasury: 19,242,215 at March 31, 2024 and 19,169,366 at December 31, 2023	(106,546)	(106,268)
Total stockholders’ equity	2,929,122	2,898,125
Total liabilities and stockholders’ equity	$4,847,306	$4,902,738

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	March 31
	2024	2023
Net revenue:
Sales of equipment, related infrastructure and other	$68,295	$182,094
Services performed on fuel cell systems and related infrastructure	13,023	9,097
Power purchase agreements	18,304	7,937
Fuel delivered to customers and related equipment	18,286	10,142
Other	2,356	1,016
Net revenue	120,264	210,286
Cost of revenue:
Sales of equipment, related infrastructure and other	135,125	158,320
Services performed on fuel cell systems and related infrastructure	12,957	12,221
Provision for loss contracts related to service	15,745	6,889
Power purchase agreements	55,228	46,816
Fuel delivered to customers and related equipment	58,573	54,501
Other	1,711	935
Total cost of revenue	279,339	279,682

Gross loss	(159,075)	(69,396)

Operating expenses:
Research and development	25,280	26,535
Selling, general and administrative	77,959	104,016
Restructuring	6,011	—
Impairment	284	1,083
Change in fair value of contingent consideration	(9,200)	8,769
Total operating expenses	100,334	140,403

Operating loss	(259,409)	(209,799)

Interest income	9,277	17,632
Interest expense	(11,325)	(10,650)
Other expense, net	(6,996)	(4,771)
Realized loss on investments, net	—	(1)
Change in fair value of equity securities	—	5,075
Loss on equity method investments	(13,113)	(5,317)
Loss on extinguishment of convertible senior notes	(14,047)	—

Loss before income taxes	$(295,613)	$(207,831)

Income tax (expense)/benefit	(163)	1,270

Net loss	$(295,776)	$(206,561)

Net loss per share:
Basic and diluted	$(0.46)	$(0.35)

Weighted average number of common stock outstanding	641,256,134	589,205,165

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2024	2023

Net loss	$(295,776)	$(206,561)
Other comprehensive (loss)/income:
Foreign currency translation (loss)/gain	(2,276)	1,659
Change in net unrealized gain on available-for-sale securities	—	5,311
Comprehensive loss, net of tax	$(298,052)	$(199,591)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Shares	Amount	Deficit	Equity
December 31, 2023	625,305,025	$6,254	$7,494,685	$(6,802)	19,169,366	$(106,268)	$(4,489,744)	$2,898,125
Net loss	—	—	—	—	—	—	(295,776)	(295,776)
Other comprehensive loss	—	—	—	(2,276)	—	—	—	(2,276)
Stock-based compensation	923,027	9	13,695	—	—	—	—	13,704
Public offerings, common stock, net of issuance costs	79,553,175	796	304,550	—	—	—	—	305,346
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	(176,678)	(2)	43	—	—	—	—	41
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	72,849	(278)	—	(278)
Provision for common stock warrants	—	—	10,236	—	—	—	—	10,236
March 31, 2024	705,604,549	$7,057	$7,823,209	$(9,078)	19,242,215	$(106,546)	$(4,785,520)	$2,929,122

December 31, 2022	608,421,785	$6,084	$7,297,306	$(26,004)	18,076,127	$(96,261)	$(3,120,911)	$4,060,214
Net loss	—	—	—	—	—	—	(206,561)	(206,561)
Other comprehensive income	—	—	—	6,970	—	—	—	6,970
Stock-based compensation	228,954	2	43,300	—	—	—	—	43,302
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	620,250	6	668	—	—	—	—	674
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	169,787	(2,590)	—	(2,590)
Exercise of warrants	2,680,637	28	(28)	—	—	—	—	—
Provision for common stock warrants	—	—	19,641	—	—	—	—	19,641
March 31, 2023	611,951,626	$6,120	$7,360,887	$(19,034)	18,245,914	$(98,851)	$(3,327,472)	$3,921,650

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Operating activities
Net loss	$(295,776)	$(206,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	16,606	9,789
Amortization of intangible assets	4,725	4,959
Lower of cost or net realizable value inventory adjustment and provision for excess and obsolete inventory	39,675	2,009
Stock-based compensation	13,704	43,302
Loss on extinguishment of convertible senior notes	14,047	—
(Recoveries)/provision for losses on accounts receivable	(1,447)	237
Amortization of debt issuance costs and discount on convertible senior notes	330	621
Provision for common stock warrants	4,495	14,175
Deferred income tax expense/(benefit)	163	(947)
Impairment	284	1,083
Loss on service contracts	3,809	221
Fair value adjustment to contingent consideration	(9,200)	8,769
Net realized loss on investments	—	1
Accretion of premium on available-for-sale securities	—	(5,945)
Lease origination costs	(1,331)	(2,660)
Change in fair value for equity securities	—	(5,075)
Loss on equity method investments	13,113	5,317
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	96,436	1,493
Inventory	(38,312)	(131,581)
Contract assets	1,356	(14,677)
Prepaid expenses and other assets	(14,496)	(5,522)
Accounts payable, accrued expenses, and other liabilities	25,755	13,821
Payments of contingent consideration	(9,164)	—
Deferred revenue and other contract liabilities	(32,500)	(9,748)
Net cash used in operating activities	(167,728)	(276,919)

Investing activities
Purchases of property, plant and equipment	(92,621)	(168,565)
Purchases of equipment related to power purchase agreements and equipment related to fuel delivered to customers	(6,072)	(11,389)
Proceeds from maturities of available-for-sale securities	—	315,827
Cash paid for non-consolidated entities and non-marketable equity securities	(21,891)	(40,077)
Net cash (used in)/provided by investing activities	(120,584)	95,796

Financing activities
Payments of contingent consideration	(836)	(2,000)
Proceeds from public and private offerings, net of transaction costs	305,346	—
Payments of tax withholding on behalf of employees for net stock settlement of stock-based compensation	(278)	(2,590)
Proceeds from exercise of stock options	41	674
Principal payments on long-term debt	(300)	(330)
Proceeds from finance obligations	—	27,927
Principal repayments of finance obligations and finance leases	(20,908)	(16,500)
Net cash provided by financing activities	283,065	7,181
Effect of exchange rate changes on cash	4,187	(2,096)
Increase/(decrease) in cash and cash equivalents	37,840	(215,769)
(Decrease)/increase in restricted cash	(38,900)	39,731
Cash, cash equivalents, and restricted cash beginning of period	1,169,144	1,549,344
Cash, cash equivalents, and restricted cash end of period	$1,168,084	$1,373,306

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $2.1 million and $2.0 million	$9,111	$7,869

Summary of non-cash activity
Recognition of right of use asset - finance leases	$—	$4,018
Recognition of right of use asset - operating leases	2,913	22,470
Accrued debt extinguishment costs, cash to be paid in subsequent period	1,245	—
Net transfers between inventory and long-lived assets	16,008	441
Accrued purchase of fixed assets, cash to be paid in subsequent period	113,449	65,701

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

1. Nature of Operations

Plug Power Inc. (the “Company”, “Plug”, “we” or “our”) is facilitating the paradigm shift to an increasingly electrified world by innovating cutting-edge hydrogen and fuel cell solutions. While we continue to develop commercially viable hydrogen and fuel cell product solutions, we have expanded our offerings to support a variety of commercial operations that can be powered with clean hydrogen. We provide electrolyzers that allow customers — such as refineries, producers of chemicals, steel, fertilizer and commercial refueling stations — to generate hydrogen on-site. We are focusing our efforts on (a) industrial mobility applications, including electric forklifts and electric industrial vehicles, at multi shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility, and environmental benefits; (b) production of hydrogen; and (c) stationary power systems that will support critical operations, such as data centers, microgrids, and generation facilities, in either a backup power or continuous power role, and replace batteries, diesel generators or the grid for telecommunication logistics, transportation, and utility customers. Plug expects to support these products and customers with an ecosystem of vertically integrated products that produce, transport, store and handle, dispense, and use hydrogen for mobility and power applications.

Liquidity and Capital Resources

The Company’s working capital was $855.1 million as of March 31, 2024, which included unrestricted cash and cash equivalents of $172.9 million and restricted cash of $1.0 billion. On January 17, 2024, the Company entered into the At Market Issuance Sales Agreement (the “Original ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $1.0 billion. As of February 23, 2024, the Company had $697.9 million remaining authorized for issuance under the Original ATM Agreement. On February 23, 2024, the Company and B. Riley entered into Amendment No. 1 to the Original ATM Agreement (the “Amendment” and, together with the Original ATM Agreement, the “ATM Agreement”) to increase the aggregate offering price of shares of the Company’s common stock available for future issuance under the Original ATM Agreement to $1.0 billion. Under the ATM Agreement, for a period of 18 months, the Company has the right at its sole discretion to direct B. Riley to act on a principal basis and purchase directly from the Company up to $11.0 million of shares of its common stock on any trading day (the “Maximum Commitment Advance Purchase Amount”) and up to $55.0 million of shares in any calendar week (the “Maximum Commitment Advance Purchase Amount Cap”). On and after June 1, 2024, so long as the Company’s market capitalization is no less than $1.0 billion, the Maximum Commitment Advance Purchase Amount will remain $11.0 million and the Maximum Commitment Advance Purchase Amount Cap will remain $55.0 million. If the Company’s market capitalization is less than $1.0 billion on and after June 1, 2024, the Maximum Commitment Advance Purchase Amount will be decreased to $10.0 million and the Maximum Commitment Advance Purchase Amount Cap will be decreased to $30.0 million. Through the date of filing of the Quarterly Report on Form 10-Q, the Company sold 135,354,467 shares of common stock at a weighted-average sales price of $3.38 per share for gross proceeds of $457.1 million with related issuance costs of $6.5 million. The Company believes that its working capital and cash position, together with its right to direct B. Riley to purchase shares directly from the Company under the ATM Agreement, will be sufficient to fund its on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In addition, we include our share of the results of our joint ventures with Renault SAS (“Renault”) named HyVia SAS, a French société par actions simplifiée (“HyVia”), AccionaPlug S.L. (“AccionaPlug”), and SK Plug Hyverse Co., Ltd. (“SK Plug Hyverse”), and our investment in Clean H2 Infra Fund, using the equity method based on our economic ownership interest and our ability to exercise significant influence over the operating and financial decisions of HyVia, AccionaPlug, SK Plug Hyverse and Clean H2 Infra Fund.

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”).

The information presented in the accompanying unaudited interim condensed consolidated balance sheets as of December 31, 2023 has been derived from the Company’s 2023 audited consolidated financial statements.

The unaudited interim condensed consolidated financial statements contained herein should be read in conjunction with our 2023 Form 10-K.

Reclassification

Certain prior year amounts in the unaudited interim condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported results of operations.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

There have been no significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

Recent Accounting Guidance Not Yet Effective

All issued but not yet effective accounting and reporting standards as of March 31, 2024 are either not applicable to the Company or are not expected to have a material impact on the Company.

3. Extended Maintenance Contracts

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for sales of equipment, related infrastructure and other that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts, including changes due to the provision for loss accrual, releases to service cost of sales, increase to loss accrual related to warrants, and foreign currency translation adjustment (in thousands):

	Three months ended	Year ended
	March 31, 2024	December 31, 2023
Beginning balance	$137,853	$81,066
Provision for loss accrual	15,111	85,375
Releases to service cost of sales	(11,936)	(29,713)
Increase to loss accrual related to customer warrants	634	971
Foreign currency translation adjustment	(93)	154
Ending balance	$141,569	$137,853

The Company increased its loss accrual to $141.6 million for the three months ended March 31, 2024 primarily due to continued cost increases of GenDrive labor, parts and related overhead coupled with new GenDrive contracts entered into requiring provisions to be set up. As a result, the Company increased its estimated projected costs.

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

The potentially dilutive securities are summarized as follows:

	At March 31,
	2024	2023
Stock options outstanding (1)	36,384,062	27,479,533
Restricted stock and restricted stock units outstanding (2)	5,914,856	5,888,013
Common stock warrants (3)	78,561,263	85,879,175
Convertible Senior Notes (4)	44,661,605	39,170,766
Number of dilutive potential shares of common stock	165,521,786	158,417,487
(1)	During the three months ended March 31, 2024 and 2023, the Company granted options for 313,000 and 94,550 shares of common stock, respectively.

(2)	During the three months ended March 31, 2024 and 2023, the Company granted 17,000 and 94,550 shares of restricted stock and restricted stock units, respectively.

(3)	In August 2022, the Company issued a warrant to acquire up to 16,000,000 shares of the Company’s common stock as part of a transaction agreement with Amazon.com, Inc. (“Amazon”), subject to certain vesting events, as described in Note 11, “Warrant Transaction Agreements”. The warrant had not been exercised as of March 31, 2024 and 2023, respectively.

In April 2017, the Company issued a warrant to acquire up to 55,286,696 shares of the Company’s common stock as part of a transaction agreement with Amazon, subject to certain vesting events, as described in Note 11, “Warrant Transaction Agreements”. The warrant had been exercised with respect to 34,917,912 and 27,600,000 shares of the Company’s common stock as of March 31, 2024 and 2023, respectively.

In July 2017, the Company issued a warrant to acquire up to 55,286,696 shares of the Company’s common stock as part of a transaction agreement with Walmart, Inc. (“Walmart”), subject to certain vesting events, as described in Note 11, “Warrant Transaction Agreements”. The warrant had been exercised with respect to 13,094,217 shares of the Company’s common stock as of March 31, 2024 and 2023.

(4)	In May 2020, the Company issued $212.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes due 2025 (the “3.75% Convertible Senior Notes”) as described in Note 9, “Convertible Senior Notes”. There were no conversions of the 3.75% Convertible Senior Notes for the three months ended March 31, 2024 and 2023.

In March 2024, the Company exchanged $138.8 million in aggregate principal amount of the 3.75% Convertible Senior Notes for $140.4 million in aggregate principal amount of the 7.00% Convertible Senior Notes due 2026 (the “7.00% Convertible Senior Notes”) as described in Note 9, “Convertible Senior Notes”. There were no conversions of the 7.00% Convertible Senior Notes for the three months ended March 31, 2024 and 2023.

5. Inventory

Inventory as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials and supplies - production locations	$543,196	$564,818
Raw materials and supplies - customer locations	31,142	20,751
Work-in-process	156,146	149,574
Finished goods	245,414	226,110
Inventory	$975,898	$961,253

Inventory is primarily comprised of raw materials, work-in-process, and finished goods. The Company had inventory reserves made up of excess and obsolete items and related lower of cost or net realizable value adjustments of $117.7 million and $85.2 million as of March 31, 2024 and December 31, 2023, respectively.

6. Property, Plant and Equipment

Property, plant and equipment at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Land	$5,951	$6,049
Construction in progress	852,555	1,109,896
Hydrogen production plants	351,390	77,107
Building and leasehold improvements	96,850	95,229
Software, machinery, and equipment	243,198	229,352
Property, plant and equipment	1,549,944	1,517,633
Less: accumulated depreciation	(95,953)	(81,456)
Property, plant and equipment, net	$1,453,991	$1,436,177

Construction in progress is primarily comprised of construction of three hydrogen production plants. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of capital asset construction and amortized over the useful lives of the related assets. During the three months ended March 31, 2024 and 2023, the Company capitalized $2.1 million and $2.0 million of interest, respectively.

Depreciation expense related to property, plant and equipment was $11.6 million and $5.5 million for the three months ended March 31, 2024 and 2023, respectively.

7. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of March 31, 2024 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	14 years	$102,880	$(21,979)	$80,901
Dry stack electrolyzer technology	10 years	29,000	(6,042)	22,958
Customer relationships, trade name and other	13 years	103,002	(23,536)	79,466
		$234,882	$(51,557)	$183,325

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2023 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	14 years	$103,060	$(20,204)	$82,856
Dry stack electrolyzer technology	10 years	29,000	(5,317)	23,683
Customer relationships, trade name and other	13 years	103,981	(21,634)	82,347
		$236,041	$(47,155)	$188,886

The change in the gross carrying amount of the acquired technology and customer relationships, trade name and other from December 31, 2023 to March 31, 2024 was due to changes in foreign currency translation.

Amortization expense for acquired identifiable intangible assets for the three months ended March 31, 2024 and 2023 was $4.4 million and $5.0 million, respectively.

The estimated amortization expense for subsequent years is as follows (in thousands):

Remainder of 2024	$14,132
2025	18,070
2026	16,487
2027	16,480
2028	16,071
2029 and thereafter	102,085
Total	$183,325

8. Long-Term Debt

In June 2020, the Company acquired debt as part of its acquisition of United Hydrogen Group Inc. During the three months ended March 31, 2024, the Company repaid $0.3 million of principal related to this outstanding debt. The outstanding carrying value of the debt was $3.8 million as of March 31, 2024. The remaining outstanding principal on the debt was $5.2 million and the unamortized debt discount was $1.4 million, bearing varying interest rates ranging from 7.3% to 7.6%. The debt is scheduled to mature in 2026. As of March 31, 2024, the principal balance is due at each of the following dates as follows (in thousands):

December 31, 2024	3,057
December 31, 2025	1,200
December 31, 2026	900
Total outstanding principal	$5,157

9. Convertible Senior Notes

7.00% Convertible Senior Notes

On March 20, 2024, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Company’s outstanding 3.75% Convertible Senior Notes pursuant to which the Company exchanged $138.8 million in aggregate principal amount of the 3.75% Convertible Senior Notes, and accrued and unpaid interest of $1.6 million on such notes to, but excluding, March 20, 2024, for $140.4 million in aggregate principal amount of the Company’s new 7.00% Convertible Senior Notes due 2026, in each case, pursuant to the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). Following the exchange, approximately $58.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes remained outstanding with terms unchanged.

This transaction was accounted for as an extinguishment of debt. As a result, the Company recorded a loss on extinguishment of debt of $14.0 million in the unaudited interim condensed consolidated statement of operations for the three months ended March 31, 2024. Loss on extinguishment of debt arises from the difference between the net carrying amount of the Company’s debt and the fair value of the assets transferred to extinguish the debt.

The 7.00% Convertible Senior Notes are the Company’s senior, unsecured obligations and are governed by the terms of an Indenture (the “Indenture”), dated as of March 20, 2024, entered into between the Company and Wilmington Trust, National Association, as trustee. The 7.00% Convertible Senior Notes bear cash interest at the rate of 7.00% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2024, to holders of record at the close of business on the preceding May 15 and November 15, respectively. The 7.00% Convertible Senior Notes mature on June 1, 2026, unless earlier converted or redeemed or repurchased by the Company.

The conversion rate for the 7.00% Convertible Senior Notes is initially 235.4049 shares of the Company’s common stock per $1,000 principal amount of 7.00% Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $4.25 per share of common stock, which represents a premium of approximately 20% over the last reported sale price of Plug’s common stock on the Nasdaq Capital Market on March 12, 2024. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Prior to the close of business on the business day immediately preceding December 1, 2025, the 7.00% Convertible Senior Notes will be convertible at the option of the holders of the 7.00% Convertible Senior Notes only upon the satisfaction of specified conditions and during certain periods. On or after December 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, the 7.00% Convertible Senior Notes will be convertible at the option of the holders of the 7.00% Convertible Senior Notes at any time regardless of these conditions. Conversions of the 7.00% Convertible Senior Notes will be settled in cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election.

Subject to certain exceptions and subject to certain conditions, holders of the 7.00% Convertible Senior Notes may require the Company to repurchase their 7.00% Convertible Senior Notes upon the occurrence of a “Fundamental Change” (as defined in the Indenture) prior to maturity for cash at a repurchase price equal to 100% of the principal amount of the 7.00% Convertible Senior Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The 7.00% Convertible Senior Notes will be redeemable, in whole or in part, at the Company’s option at any time on or after June 5, 2025, at a cash redemption price equal to the principal amount of the 7.00% Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the then-applicable conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the three trading days immediately preceding the date the Company sends the related redemption notice, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company sends such redemption notice.

In certain circumstances, conversions of 7.00% Convertible Senior Notes in connection with “Make-Whole Fundamental Changes” (as defined in the Indenture) or conversions of 7.00% Convertible Senior Notes called for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 282.4859 shares of the Company’s common stock per $1,000 principal amount of 7.00% Convertible Senior Notes, subject to adjustment. In such circumstance, a maximum of 39,659,890 shares of common stock, subject to adjustment, may be issued upon conversion of the 7.00% Convertible Senior Notes. There were no conversions of the 7.00% Convertible Senior Notes during the three months ended March 31, 2024.

The 7.00% Convertible Senior Notes consisted of the following (in thousands):

March 31,
2024
Principal amounts:
Principal	$140,396
Unamortized debt premium, net of offering costs (1)	11,440
Net carrying amount	$151,836
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 7.00% Convertible Senior Notes for the three months ended March 31, 2024 (in thousands, except for the effective interest rate):

March 31,
2024
Interest expense	$296
Amortization of premium	(159)
Total	$137
Effective interest rate	3.0%

The estimated fair value of the 7.00% Convertible Senior Notes at March 31, 2024 was approximately $153.2 million. The fair value estimation was primarily based on a quoted price in an active market.

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of 3.75% Convertible Senior Notes. On March 12, 2024, the Company exchanged $138.8 million in aggregate principal amount of the 3.75% Convertible Senior Notes for $140.4 million in aggregate principal amount of the Company’s new 7.00% Convertible Senior Notes due 2026. Following the exchange, approximately $58.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes remained outstanding with terms unchanged. There were no conversions of the 3.75% Convertible Senior Notes during the three months ended March 31, 2024 and 2023.

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Principal amounts:
Principal	$58,462	$197,278
Unamortized debt issuance costs (1)	(496)	(2,014)
Net carrying amount	$57,966	$195,264
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 3.75% Convertible Senior Notes for the three months ended March 31, 2024 and 2023 (in thousands, except for the effective interest rate):

	March 31,	March 31,
	2024	2023
Interest expense	$1,690	$1,849
Amortization of debt issuance costs	316	331
Total	$2,006	$2,180
Effective interest rate	4.5%	4.5%

The estimated fair value of the 3.75% Convertible Senior Notes at March 31, 2024 was approximately $60.4 million. The fair value estimation was primarily based on a quoted price in an active market.

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

5.5% Convertible Senior Notes and Common Stock Forward

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

There were no shares of common stock that settled in connection with the Common Stock Forward during the three months ended March 30, 2024 and 2023.

10. Stockholders’ Equity

At Market Issuance Sales Agreement

On January 17, 2024, the Company entered into an At Market Issuance Sales Agreement with B. Riley, pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $1.0 billion. As of February 23, 2024, the Company had $697.9 million remaining authorized for issuance under the ATM Agreement. On February 23, 2024, the Company amended the ATM Agreement to increase the amount of shares of the Company’s common stock available for sale under the ATM Agreement to $1.0 billion. During the three months ended March 31, 2024, the Company sold 79,553,175 shares of common stock at a weighted-average sales price of $3.89 per share for gross proceeds of $309.3 million with related issuance costs of $3.9 million.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale securities and foreign currency translation gains and losses. There were no reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023, respectively.

Net current-period other comprehensive loss for the three months ended March 31, 2024 increased due to foreign currency translation losses of $2.3 million. Net current-period other comprehensive income for the three months ended March 31, 2023 increased due to unrealized gains on available-for-sale securities of $5.3 million and foreign currency translation gains of $1.7 million.

11. Warrant Transaction Agreements

Amazon Transaction Agreement in 2022

On August 24, 2022, the Company and Amazon entered into a Transaction Agreement (the “2022 Amazon Transaction Agreement”), under which the Company concurrently issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the “2022 Amazon Warrant”) to acquire up to 16,000,000 shares (the “2022 Amazon Warrant Shares”) of the Company’s common stock, subject to certain vesting events described below. The Company and Amazon entered into the 2022 Amazon Transaction Agreement in connection with a concurrent commercial arrangement under which Amazon agreed to purchase hydrogen fuel from the Company through August 24, 2029.

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

Upon the consummation of certain change of control transactions (as defined in the 2022 Amazon Warrant) prior to the vesting of at least 60% of the aggregate 2022 Amazon Warrant Shares, the 2022 Amazon Warrant will automatically vest and become exercisable with respect to an additional number of 2022 Amazon Warrant Shares such that 60% of the aggregate 2022 Amazon Warrant Shares shall have vested. If a change of control transaction is consummated after the vesting of at least 60% of the aggregate 2022 Amazon Warrant Shares, then no acceleration of vesting will occur with respect to any of the unvested 2022 Amazon Warrant Shares as a result of the transaction. The exercise price and the 2022 Amazon Warrant Shares issuable upon exercise of the 2022 Amazon Warrant are subject to customary antidilution adjustments.

On August 24, 2022, 1,000,000 of the 2022 Amazon Warrant Shares associated with tranche 1 vested. The warrant fair value associated with the vested shares of tranche 1 of $20.4 million was capitalized to contract assets based on the grant date fair value and is subsequently amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. As of March 31, 2024 the balance of the contract asset related to tranche 1 was $19.3 million which is recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheet. During the second quarter of 2023, all 1,000,000 of the 2022 Amazon Warrant Shares associated with tranche 2 vested. The warrant fair value associated with the vested shares of tranche 2 was $20.4 million and was determined on the grant date of August 24, 2022. As of March 31, 2024 the balance of the contract asset related to tranche 2 was $19.3 million. Tranche 3 will vest over the next $1.0 billion of collections from Amazon and its affiliates. The grant date fair value of tranche 3 will also be amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. As of March 31, 2024 the balance of the contract asset related to tranche 3 was $2.0 million. Because the exercise price has yet to be determined, the fair value of tranche 4 will be remeasured at each reporting period end and amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement.

As of March 31, 2024 and December 31, 2023, 2,000,000 of the 2022 Amazon Warrant Shares had vested and the 2022 Amazon Warrant had not been exercised. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the three months ended March 31, 2024 and 2023 was $0.7 million and $1.1 million, respectively.

The assumptions used to calculate the valuations of the 2022 Amazon Warrant as of August 24, 2022 and March 31, 2024 are as follows:

	Tranches 1-3	Tranche 4
	August 24, 2022	March 31, 2024
Risk-free interest rate	3.15%	4.12%
Volatility	75.00%	90.00%
Expected average term (years)	7.00	4.00
Exercise price	$22.98	$3.10
Stock price	$20.36	$3.44

Amazon Transaction Agreement in 2017

On April 4, 2017, the Company and Amazon entered into a Transaction Agreement (the “2017 Amazon Transaction Agreement”), pursuant to which the Company agreed to issue to Amazon.com NV Investment Holdings LLC, a warrant (the “2017 Amazon Warrant”) to acquire up to 55,286,696 shares (the “2017 Amazon Warrant Shares”), subject to certain vesting events. The Company and Amazon entered into the 2017 Amazon Transaction Agreement in connection with existing commercial agreements between the Company and Amazon with respect to the deployment of the Company’s GenKey fuel cell technology at Amazon distribution centers. The vesting of the 2017 Amazon Warrant Shares was conditioned upon payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to existing commercial agreements. On December 31, 2020, the Company waived the remaining vesting conditions under the 2017 Amazon Warrant, which resulted in the immediate vesting of all of the third tranche of the 2017 Amazon Warrant Shares.

As of March 31, 2024 and 2023, all 55,286,696 of the 2017 Amazon Warrant Shares had vested and the 2017 Amazon Warrant was exercised with respect to 34,917,912 shares of the Company’s common stock. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2017 Amazon Warrant during the three months ended March 31, 2024 and 2023 was $0.1 million and $0.2 million, respectively.

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

As of March 31, 2024 and December 31, 2023, 37,464,010 and 34,917,912 of the Walmart Warrant Shares had vested, respectively, and the Walmart Warrant was exercised with respect to 13,094,217 shares of the Company’s common stock. As of March 31, 2024, the balance of the contract asset related to the Walmart Warrant was $6.9 million. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended March 31, 2024 and 2023 was $3.7 million and $12.9 million, respectively.

The assumptions used to calculate the valuations of the Walmart Warrant as of January 1, 2019 and October 30, 2023 are as follows:

	Tranches 1-2	Tranche 3
	January 1, 2019	October 30, 2023
Risk-free interest rate	2.63%	4.73%
Volatility	95.00%	75.00%
Expected average term (years)	8.55	3.72
Exercise price	$2.12	$6.28
Stock price	$1.24	$5.70

12. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

Major products/services lines	Three months ended
	March 31,
	2024	2023
Sales of fuel cell systems	$19,003	$28,852
Sales of hydrogen infrastructure	12,295	48,868
Sales of electrolyzers	1,351	40,032
Sales of engineered equipment	4,216	7,753
Services performed on fuel cell systems and related infrastructure	13,023	9,097
Power purchase agreements	18,304	7,937
Fuel delivered to customers and related equipment	18,286	10,142
Sales of cryogenic equipment and other	31,430	56,589
Other	2,356	1,016
Net revenue	$120,264	$210,286

Contract balances

The following table provides information about receivables, contract assets and deferred revenue and contract liabilities from contracts with customers (in thousands):

	March 31,	December 31,
	2024	2023
Accounts receivable	$148,822	$243,811
Contract assets	160,374	155,989
Deferred revenue and contract liabilities	255,802	288,302

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

Significant changes in the contract assets and the deferred revenue and contract liabilities balances during the period are as follows (in thousands):

Contract assets	Three months ended	Year ended
	March 31, 2024	December 31, 2023
Transferred to receivables from contract assets recognized at the beginning of the period	$(9,082)	$(94,860)
Change in contract assets related to warrants	5,850	14,260
Impairment	—	(2,375)
Revenue recognized and not billed as of the end of the period	7,617	134,677
Net change in contract assets	$4,385	$51,702

Deferred revenue and contract liabilities	Three months ended	Year ended
	March 31, 2024	December 31, 2023
Increases due to customer billings, net of amounts recognized as revenue during the period	$12,057	$151,965
Change in contract liabilities related to warrants	110	440
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(44,667)	(94,001)
Net change in deferred revenue and contract liabilities	$(32,500)	$58,404

Estimated future revenue

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period, including provision for common stock warrants (in thousands):

	March 31,	Expected recognition
	2024	period (years)
Sales of fuel cell systems	$55,671	1 - 2
Sales of hydrogen installations and other infrastructure	31,039	1
Sales of electrolyzers	303,127	1 - 2
Sales of engineered equipment	14,559	1
Services performed on fuel cell systems and related infrastructure	142,111	5 - 10
Power purchase agreements	419,406	5 - 10
Fuel delivered to customers and related equipment	93,685	5 - 10
Sales of cryogenic equipment and other	77,105	1
Total estimated future revenue	$1,136,703

13. Income Taxes

The Company recorded $0.2 million of income tax expense and $1.3 million of income tax benefit for the three months ended March 31, 2024 and 2023, respectively. The income tax expense for the three months ended March 31, 2024 was due to an incremental change to the valuation allowance recorded in foreign jurisdictions. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its domestic net deferred tax assets, which remain fully reserved, and its valuation allowances recorded in foreign jurisdictions.

The domestic net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

The Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting has proposed a global minimum corporate tax rate of 15% on multi-national corporations, commonly referred to as the Pillar Two rules that has been agreed upon in principle by over 140 countries. Numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective beginning January 1, 2024, or are expected to enact similar legislation. As of March 31, 2024, the Company did not meet the consolidated revenue threshold and is not subject to the GloBE Rules under Pillar Two. The Company will continue to monitor the implementation of rules in the jurisdictions in which it operates.

14. Fair Value Measurements

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

There were no transfers between Level 1, Level 2, or Level 3 for the three months ended March 31, 2024. Financial instruments not recorded at fair value on a recurring basis include equity method investments that have not been remeasured or impaired in the current period, such as our investments in HyVia, AccionaPlug, SK Plug Hyverse and Clean H2 Infra Fund.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of March 31, 2024
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$106,326	$106,326	$—	$—	$106,326

	As of December 31, 2023
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	126,216	126,216	—	—	126,216

The liabilities measured at fair value on a recurring basis that have unobservable inputs and are therefore categorized as level 3 are related to contingent consideration. The fair value as of March 31, 2024 of $106.3 million is comprised of contingent consideration related to the Joule Processing LLC (“Joule”) acquisition in 2022, the Frames Holding B.V. (“Frames”) acquisition in 2021 and the Giner ELX, Inc. (“Giner”) and United Hydrogen Group Inc. (“UHG”) acquisitions in 2020.

In connection with the Joule acquisition, the Company initially recorded on its unaudited interim condensed consolidated balance sheet a liability of $41.7 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was $58.0 million and $75.5 million as of March 31, 2024 and December 31, 2023, respectively. The decrease compared to the year ended December 31, 2023 was partially due to payments that reduced the fair value of the liability by $10.0 million during the three months ended March 31, 2024. A further decrease of $7.5 million was recorded in change in fair value of contingent consideration in the unaudited interim condensed consolidated statement of operations for the three months ended March 31, 2024.

In connection with the Frames acquisition, the Company initially recorded on its unaudited interim condensed consolidated balance sheet a liability of $29.1 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was $28.6 million and $31.8 million as of March 31, 2024 and December 31, 2023, respectively. The decrease compared to the year ended December 31, 2023 was primarily due to a decrease of $2.5 million recorded in change in fair value of contingent consideration in the unaudited interim condensed consolidated statement of operations for the three months ended March 31, 2024. A further decrease of $0.7 million was due to foreign currency translation gains.

In connection with the Giner acquisition, the Company initially recorded on its unaudited interim condensed consolidated balance sheet a liability of $16.0 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was $18.7 million and $18.0 million as of March 31, 2024 and December 31, 2023, respectively. The increase compared to December 31, 2023 was recorded in change in fair value of contingent consideration in the unaudited interim condensed consolidated statement of operations for the three months ended March 31, 2024.

In connection with the UHG acquisition, the Company initially recorded on its unaudited interim condensed consolidated balance sheet a liability of $1.1 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was $1.0 million and $0.9 million as of March 31, 2024 and December 31, 2023, respectively. The increase compared to December 31, 2023 was recorded in change in fair value of contingent consideration in the unaudited interim condensed consolidated statement of operations for the three months ended March 31, 2024, respectively.

In the unaudited interim condensed consolidated balance sheets, contingent consideration is recorded in the contingent consideration, loss accrual for service contracts, and other current liabilities financial statement line item, and was comprised of the following unobservable inputs as of March 31, 2024:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
Contingent consideration	$106,326	Scenario based method	Credit spread	13.61% - 14.04%
			Discount rate	17.98% - 19.06%
	106,326

In the unaudited interim condensed consolidated balance sheets, contingent consideration is recorded in the contingent consideration, loss accrual for service contracts, and other current liabilities financial statement line item, and was comprised of the following unobservable inputs as of December 31, 2023:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
Contingent consideration	$126,216	Scenario based method	Credit spread	13.61%
			Discount rate	17.71% - 19.06%
	126,216

The change in the carrying amount of Level 3 liabilities during the three months ended March 31, 2024 was as follows (in thousands):

Three months ended
March 31, 2024
Beginning balance as of December 31, 2023	$126,216
Cash payments	(10,000)
Fair value adjustments	(9,200)
Foreign currency translation adjustment	(690)
Ending balance as of March 31, 2024	$106,326

15. Investments

Equity Method Investments

As of March 31, 2024 and December 31, 2023, the Company accounted for the following investments in the investee’s common stock under the equity method, which are included in the investments in non-consolidated entities and non-marketable equity securities on the unaudited interim condensed consolidated balance sheets (amounts in thousands):

		As of March 31, 2024		As of December 31, 2023
	Formation	Common Stock	Carrying	Common Stock	Carrying
Investee	Date	Ownership %	Value	Ownership %	Value
HyVia	Q2 2021	50%	$1,402	50%	$(2,068)
AccionaPlug	Q4 2021	50%	4,371	50%	3,198
Clean H2 Infra Fund	Q4 2021	5%	17,428	5%	13,357
SK Plug Hyverse	Q1 2022	49%	37,871	49%	41,609
			$61,072		$56,096

As of December 31, 2023, the Company’s investment in HyVia was negative due to historical losses. The Company is committed to fund its share of losses of the joint venture and, therefore, continued to record losses as incurred. The negative equity investment as of December 31, 2023 was recorded on the unaudited interim condensed consolidated balance sheet to the contingent consideration, loss accrual for service contracts, and other liabilities financial statement line item.

During the three months ended March 31, 2024, the Company contributed approximately $16.2 million, $1.7 million, $0 and $4.0 million, respectively, to HyVia, AccionaPlug, SK Plug Hyverse and Clean H2 Infra Fund. During the three months ended March 31, 2023, the Company contributed approximately $22.3 million, $0, $17.8 million and $0, respectively, to HyVia, AccionaPlug, SK Plug Hyverse and Clean H2 Infra Fund.

The Company’s capital commitments related to its equity method investments as of March 31, 2024 includes $98.1 million to be made during the remainder of 2024.

16. Operating and Finance Lease Liabilities

As of March 31, 2024, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash and security deposits (see also Note 18, “Commitments and Contingencies”) as summarized below. These leases expire over the next one to seven years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote. At the end of the lease term, the leased assets may be returned to the lessor by the Company, the Company may negotiate with the lessor to purchase the assets at fair market value, or the Company may negotiate with the lessor to renew the lease at market rental rates. No residual value guarantees are contained in the leases. No financial covenants are contained within the lease; however, the lease contains customary operational covenants such as the requirement that the Company properly maintain the leased assets and carry appropriate insurance. The leases include credit support in the form of either cash, collateral or letters of credit. See Note 18, “Commitments and Contingencies”, for a description of cash held as security associated with the leases.

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of March 31, 2024 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
Remainder of 2024	$74,684	$9,089	$83,773
2025	94,822	15,030	109,852
2026	85,950	12,172	98,122
2027	72,561	8,482	81,043
2028	50,427	1,896	52,323
2029 and thereafter	147,725	3,243	150,968
Total future minimum payments	526,169	49,912	576,081
Less imputed interest	(182,699)	(6,637)	(189,336)
Total	$343,470	$43,275	$386,745

Rental expense for all operating leases was $26.3 million and $21.9 million for the three months ended March 31, 2024 and 2023, respectively.

At both March 31, 2024 and December 31, 2023, security deposits associated with sale/leaseback transactions were $7.4 million, and were included in other assets in the unaudited interim condensed consolidated balance sheets.

Other information related to the operating leases are presented in the following table:

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash payments - operating cash flows (in thousands)	$24,960	$21,648
Weighted average remaining lease term (years)	7.21	2.66
Weighted average discount rate	11.5%	11.3%

Finance lease costs include amortization of the right of use assets (i.e., depreciation expense) and interest on lease liabilities (i.e., interest and other expense, net in the unaudited interim condensed consolidated statement of operations), and were $1.9 million and $1.1 million for the three months ended March 31, 2024, and 2023, respectively.

At March 31, 2024 and December 31, 2023, the right of use assets associated with finance leases, net was $56.1 million and $57.3 million, respectively. The accumulated depreciation for these right of use assets was $10.1 million and $9.0 million at March 31, 2024 and December 31, 2023, respectively.

Other information related to the finance leases are presented in the following table:

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash payments - operating cash flows (in thousands)	$764	$766
Cash payments - financing cash flows (in thousands)	$2,272	$2,059
Weighted average remaining lease term (years)	3.66	3.78
Weighted average discount rate	6.8%	6.7%

17. Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation. The outstanding balance of this obligation at March 31, 2024 was $333.0 million, $75.7 million and $257.3 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at December 31, 2023 was $350.8 million, $74.0 million and $276.8 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet. The amount is amortized using the effective interest method. Interest expense recorded related to finance obligations for the three months ended March 31, 2024 and 2023 was $10.0 million and $9.2 million, respectively.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at March 31, 2024 was $16.8 million, $9.5 million and $7.3 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at December 31, 2023 was $17.6 million, $10.0 million and $7.6 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet.

Future minimum payments under finance obligations notes above as of March 31, 2024 were as follows (in thousands):

			Total
	Sale of Future	Sale/Leaseback	Finance
	Revenue - Debt	Financings	Obligations
Remainder of 2024	$82,353	$9,924	$92,277
2025	104,547	2,229	106,776
2026	87,824	2,229	90,053
2027	71,253	2,229	73,482
2028	51,188	2,015	53,203
2029 and thereafter	25,503	1,131	26,634
Total future minimum payments	422,668	19,757	442,425
Less imputed interest	(89,647)	(2,993)	(92,640)
Total	$333,021	$16,764	$349,785

Other information related to the above finance obligations are presented in the following table:

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash payments (in thousands)	$28,660	$24,311
Weighted average remaining term (years)	4.27	4.76
Weighted average discount rate	11.3%	11.2%

The fair value of the Company’s total finance obligations approximated their carrying value as of March 31, 2024 and December 31, 2023.

18. Commitments and Contingencies

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $552.8 million and $573.5 million was required to be restricted as security as of March 31, 2024 and December 31, 2023, respectively, which restricted cash will be released over the lease term. As of March 31, 2024 and December 31, 2023, the Company also had certain letters of credit backed by security deposits totaling $351.8 million and $370.7 million, respectively, of which $321.0 million and $340.0 million are security for the above noted sale/leaseback agreements, respectively, and $30.8 million and $30.7 million are customs related letters of credit, respectively.

As of March 31, 2024 and December 31, 2023, the Company had $76.9 million and $76.8 million held in escrow related to the construction of certain hydrogen production plants, respectively.

The Company also had $1.2 million and $0.2 million of consideration held by our paying agent in connection with each of the Joule and CIS acquisitions, respectively, reported as restricted cash as of March 31, 2024, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheet. Additionally, the Company had $12.3 million and $11.7 million in restricted cash as collateral resulting from the Frames acquisition as of March 31, 2024 and December 31, 2023, respectively.

Litigation

Legal matters are defended and handled in the ordinary course of business. The outcome of any such matters, regardless of the merits, is inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment. We describe below those legal matters for which a material loss is either (i) possible but not probable, and/or (ii) not reasonably estimable at this time. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company has not recorded any accruals related to any legal matters.

Securities Litigation and Related Stockholder Derivative Litigation

2021 Securities Action and Related Derivative Litigation

Two actions are pending in which alleged stockholders of the Company assert claims derivatively, on the Company’s behalf, based on allegations and claims that had been asserted in a putative securities class action, In re Plug Power, Inc. Securities Litigation, No. 1:21-cv-2004 (S.D.N.Y. (the “2021 Securities Action”). In an opinion and order entered in August 2023, the district court dismissed the 2021 Securities Action with prejudice, and the plaintiffs in that action did not appeal.

A consolidated stockholder derivative action relating to the claims and allegations in the 2021 Securities Action is pending in the Court of Chancery for the State of Delaware, styled In re Plug Power Inc. Stockholder Derivative

Litigation, Cons. C.A. No. 2022-0569-KSJM (Del. Ch.). By stipulation and order, the consolidated action was stayed until motions to dismiss were finally resolved in the 2021 Securities Action. On March 8, 2024, the alleged stockholder plaintiffs filed a consolidated amended complaint in which claims have been asserted against our officers Andrew J. Marsh, Paul B. Middleton, Gerard L. Conway, Jr., and Keith Schmid, and against our current or former directors George C. McNamee, Gary K. Willis, Maureen O. Helmer, Johannes M. Roth, Gregory L. Kenausis, Lucas Schneider, and Jonathan Silver. The Company is named as nominal defendant. Based on allegations in the first and second amended complaints in the 2021 Securities Action, the plaintiffs assert claims against the individual defendants for alleged breaches of fiduciary duty, disgorgement, and unjust enrichment based on alleged transactions in the Company’s securities while allegedly in possession of material non-public information concerning (i) the Company’s financial accounting prior to the announcement that the Company would need to restate certain financial statements and (ii) the potential amendment and termination of a warrant agreement between the Company and a significant customer. Defendants’ responses to the complaint are due by May 10, 2024.

On May 13, 2021, alleged stockholder Romario St. Clair filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims derivatively on behalf of the Company against certain current or former directors and officers of the Company. The action is styled St. Clair v. Plug Power Inc. et al., Index No. 653167/2021 (N.Y. Sup. Ct., N.Y. Cty.). By stipulation and order, the action was stayed until motions to dismiss were finally resolved in the 2021 Securities Action. On March 25, 2024, the alleged stockholder plaintiff filed an amended complaint in which claims have been asserted against Mr. Marsh, Mr. Middleton, Mr. McNamee, Mr. Willis, Ms. Helmer, Mr. Kenausis, Mr. Roth, Mr. Schneider, and Mr. Silver, with the Company named as nominal defendant. As had been alleged in the 2021 Securities Action, the amended complaint alleges that the individual defendants knew or consciously disregarded that the Company was experiencing known but undisclosed material weaknesses in its internal controls over financial reporting and had made certain accounting errors later corrected in the Company’s financial restatement in 2021. The complaint further alleges that Mr. Marsh and Mr. Middleton engaged in transactions in the Company’s securities before these issues were disclosed. The plaintiff asserts claims against the individual defendants, derivatively on behalf of the Company, for breach of fiduciary and unjust enrichment. Defendants’ responses to the amended complaint are due by May 21, 2024.

2023 Securities Action and Related Derivative Litigation

A consolidated action is pending in the United States District Court for the District of Delaware asserting claims under the federal securities laws against the Company and certain of its senior officers on behalf of a putative class of purchasers of the Company’s securities, styled In re Plug Power, Inc. Securities Litigation, No. 1:23-cv-00576-MN (the “2023 Securities Action”). The plaintiffs filed a consolidated complaint on September 28, 2023, in which they assert claims under the federal securities laws against the Company and four of its senior officers, Mr. Marsh, Mr. Middleton, Sanjay Shrestha, and former officer David Mindnich, on behalf of a putative class of purchasers of Plug Power common stock between January 19, 2022 and March 1, 2023. The complaint alleges that the defendants made “materially false and/or misleading statements” about the Company’s business and operations, including that “the Company was unable to effectively manage its supply chain and product manufacturing, resulting in reduced revenues and margins, increased inventory levels, and several large deals being delayed until at least 2023, among other issues The defendants filed a motion to dismiss the complaint on December 14, 2023, and briefing was completed in March 2024. All proceedings are stayed pending resolution of the motion to dismiss.

Beginning on September 13, 2023, three separate actions were filed in the U.S. District Court for the District of Delaware and in the U.S. District Court for the Southern District of New York asserting claims derivatively and on behalf of the Company against certain former and current Company officers and directors based on the claims asserted in the 2023 Securities Action. Those cases have been consolidated in the District of Delaware under the caption In re Plug Power, Inc. Stockholder Deriv. Litig., No. 1:23-cv-01007-MN (D. Del.). The defendants named in the constituent complaint were Mr. Marsh, Mr. Middleton, Mr. Mindnich, Martin Hull, Ms. Helmer, Mr. Kenausis, Mr. McNamee, Mr. Schneider, Mr. Silver, Mr. Willis, and current or former directors Jean Bua, Kavita Mahtani, and Kyungyeol Song. In an order entered on April 26, 2024, the Court approved the parties’ stipulation to stay all proceedings until motions to dismiss have been resolved in the 2023 Securities Action.

2024 Securities Litigation

On March 22, 2024, Ete Adote filed a complaint in the United States District Court for the Northern District of New York asserting claims under the federal securities laws against the Company, Mr. Marsh, and Mr. Middleton, on behalf of an alleged class of purchasers of Plug common stock between May 9, 2023 and January 16, 2024, styled Adote v. Plug Power, Inc. et al., No. 1:24-cv-00406-MAD-DJS (N.D.N.Y.). The allegations in the 2024 Securities Action are substantially similar to those in the consolidated 2023 Securities Action but cover a different putative class period that extends into 2024. On April 30, 2024, a second complaint asserting substantially similar claims against the same defendants, but on behalf of a putative class of purchasers of Plug Power common stock between March 1, 2023 and January 16, 2024, was filed in the Northern District of New York, styled Lee v. Plug Power, et al., No. 1:24;cv-0598-MAD-DJS (N.D.N.Y.).

Other Litigation

On May 2, 2023, a lawsuit entitled Jacob Thomas and JTurbo Engineering & Technology, LLC v. Joule Processing, LLC and Plug Power Inc., Case No. 4:23-cv-01615, was filed in the United States District Court for the Southern District of Texas against Joule Processing, LLC and Plug Power Inc. The complaint alleges misappropriation of trade secrets under both the federal Defend Trade Secrets Act of 2016, 18 U.S.C. § 1836, and the Texas Uniform Trade Secrets Act, three breach of contract claims, and four common law claims under Texas law. On December 5, 2023, the Court granted, in part, the partial motion to dismiss filed by Joule Processing, LLC and Plug Power Inc., and the Court dismissed with prejudice one of the breach of contract claims and the four common law claims. The Court also transferred another of the breach of contract claims to the United States District Court for the Northern District of New York, Case No. 1:23-cv-01528. That claim was dismissed without prejudice, and that matter was closed on April 4, 2024. Currently pending before the United States District Court for the Southern District of Texas is Plaintiff[s’] Verified Amended Application for Temporary Restraining Order, Preliminary Injunction and Permanent Injunctive Relief (the “Amended Application for Injunctive Relief”). Joule Processing, LLC and Plug Power Inc. filed their Response in Opposition to the Amended Application for Injunctive Relief on March 27, 2024, and Jacob Thomas and JTurbo Engineering & Technology, LLC filed their Reply in Support of the Amended Application for Injunctive Relief on April 4, 2024.

On May 10, 2023, an action entitled Ringling v. Plug Power, Inc., et al, Case No. 1:23-cv-572, was filed in the U.S. District Court for the Northern District of New York asserting claims pursuant to 42 U.S.C. § 1981, Title VII of the Civil Rights Act of 1964, and the New York State Human Rights Law against the Company, Tom Rourke, individually, and/or Tom O’Grady, individually. The complaint asserts that the plaintiff is seeking damages to redress injuries suffered as a result of harassment and discrimination on the basis of his race, together with creating a hostile work environment, failure to promote, retaliation, and constructive discharge. The parties entered into a settlement agreement and filed a stipulation of dismissal.

On July 24, 2023, an action entitled Felton v. Plug Power, Inc., Case No. 1:23-cv-887, was filed in the U.S. District Court for the Northern District of New York asserting claims against the Company pursuant to the New York State Human Rights Law. The complaint asserts that the plaintiff is seeking damages to redress injuries suffered as a result of harassment and discrimination on the basis of his race, together with creating a hostile work environment, and retaliation. Plug disagrees with plaintiff’s representations about his time at Plug and intends to vigorously defend against his allegations. Plaintiff’s counsel moved to withdraw from the case, which the court approved on March 18, 2024, and therefore plaintiff is now pro se.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, restricted cash and accounts receivable. Cash and restricted cash are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250 thousand. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Concentrations of credit risk with respect to receivables exist due to the limited number of select customers with whom the Company has commercial sales arrangements. To mitigate credit risk, the Company performs appropriate evaluation of a prospective customer’s financial condition.

At March 31, 2024, three customers comprised approximately 30.3% of the Company’s consolidated accounts receivable balance. At December 31, 2023, one customer comprised approximately 21.5% of the Company’s consolidated accounts receivable balance.

For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer. For the three months ended March 31, 2024, two customers accounted for 44.2% of total consolidated revenues. For the three months ended March 31, 2023, two customers accounted for 25.5% of total consolidated revenues.

Guarantee

On May 30, 2023, our joint venture, HyVia, entered into a government grant agreement with Bpifrance. As part of the agreement, our wholly-owned subsidiary, Plug Power France, was required to issue a guarantee to Bpifrance in the amount of €20 million through the end of January 2027. Plug Power France is liable to the extent of the guarantee for sums due to Bpifrance from HyVia under the agreement based on the difference between the total amount paid by Bpifrance and the final amount certified by HyVia and Bpifrance. As part of the agreement, there are certain milestones that HyVia is required to meet, and the nonperformance of these milestones or termination of this agreement could result in this guarantee being called upon. As of March 31, 2024, no payments related to this guarantee have been made by the Company and Plug Power France did not record a liability for this guarantee as the likelihood of the guarantee being called upon is remote.

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

Future payments under non-cancelable unconditional purchase obligations with a remaining term in excess of one year as of March 31, 2024, were as follows (in thousands):

Remainder of 2024	$37,742
2025	8,023
2026	8,023
2027	2,638
2028	—
2029 and thereafter	—
Total	56,426

19. Employee Benefit Plans

2011 and 2021 Stock Option and Incentive Plan

The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options and restricted stock and restricted stock unit awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized, excluding the Company’s matching contributions of $3.2 million to the Plug Power Inc.

401(k) Savings & Retirement Plan and quarterly Board compensation, were $10.4 million and $40.2 million for the three months ended March 31, 2024 and 2023, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in our 2023 Form 10-K.

The components and classification of stock-based compensation expense, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Cost of sales	$2,006	$2,677
Research and development	2,342	2,283
Selling, general and administrative	6,023	35,221
	$10,371	$40,181

Option Awards

The Company issues options that are time and performance-based awards. All option awards are determined to be classified as equity awards.

Service Stock Options Awards

The following table reflects the service stock option activity for the three months ended March 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding at December 31, 2023	17,336,362	$11.37	7.86	$11,391
Options exercisable at December 31, 2023	8,288,944	11.84	6.18	7,250
Options unvested at December 31, 2023	9,047,418	10.94	9.39	4,141
Granted	313,000	3.28	—	—
Exercised	(20,000)	2.10	—	—
Forfeited	(920,300)	19.42	—	—
Options outstanding at March 31, 2024	16,709,062	$10.79	7.60	$3,858
Options exercisable at March 31, 2024	8,334,755	11.93	5.90	3,792
Options unvested at March 31, 2024	8,374,307	$9.65	9.29	$66

The weighted average grant date fair value of the service stock options granted during the three months ended March 31, 2024 and 2023 was $2.41 and $10.48, respectively. The total intrinsic fair value of service stock options exercised during the three months ended March 31, 2024 and 2023 was $30 thousand and $1.3 million, respectively. The total fair value of the service stock options that vested during the three months ended March 31, 2024 and 2023 was approximately $6.1 million and $7.5 million, respectively.

Compensation cost associated with service stock options represented approximately $6.9 million and $8.2 million of the total share-based payment expense recorded for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was approximately $40.7 million of unrecognized compensation cost related to service stock option awards to be recognized over the weighted average remaining period of 1.99 years.

Performance Stock Option Awards

The following table reflects the performance stock option award activity for the three months ended March 31, 2024. Solely for the purposes of this table, the number of performance options is based on participants earning the maximum number of performance options (i.e. 200% of the target number of performance options):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding at December 31, 2023	21,925,000	$21.32	5.27	$—
Options exercisable at December 31, 2023	2,782,000	26.9	4.7	—
Options unvested at December 31, 2023	19,143,000	20.50	5.35	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(2,250,000)	—	—	—
Options outstanding at March 31, 2024	19,675,000	$21.44	4.95	$—
Options exercisable at March 31, 2024	2,782,000	26.92	4.48	—
Options unvested at March 31, 2024	16,893,000	$20.54	5.03	$—

The weighted average grant-date fair value of the performance stock options granted during the three months ended March 31, 2024 and 2023 was $0, respectively. There were no performance stock options exercised during the three months ended March 31, 2024 or 2023. The total fair value of the performance stock options that vested was $0 during the three months ended March 31, 2024 and 2023, respectively.

Compensation cost associated with performance stock options represented approximately ($6.1) million and $17.4 million of the total share-based payment expense recorded for the three months ended March 31, 2024 and 2023, respectively. Compensation cost for the three months ended March 31, 2024 includes non-cash reversals due to forfeitures of unvested performance stock options of ($15.2) million during the period. The non-cash compensation expense reversals were offset by compensation costs of $9.1 million during the three months ended March 31, 2024. As of March 31, 2024, there was approximately $21.0 million of unrecognized compensation cost related to performance stock option awards to be recognized over the weighted average remaining period of 1.38 years.

As of March 31, 2024, there were 3,904,333 unvested performance stock options for which the employee requisite service period had not been rendered but were expected to vest. The aggregate intrinsic value of these unvested performance stock options was $0 as of March 31, 2024. The weighted average exercise price of these unvested performance stock options was $14.66 and the weighted average remaining contractual term was 5.54 years as of March 31, 2024.

Restricted Common Stock and Restricted Stock Unit Awards

The following table reflects the restricted stock and restricted stock unit activity for the three months ended March 31, 2024 (in thousands except share amounts):

		Weighted	Aggregate
		Average Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested restricted stock and restricted stock units at December 31, 2023	6,732,884	$15.66	$30,298
Granted	17,000	5.23	—
Vested	(230,675)	28.42	—
Forfeited	(604,353)	18.69	—
Unvested restricted stock and restricted stock units at March 31, 2024	5,914,856	$14.82	$20,347

The weighted average grant-date fair value of the restricted common stock and restricted stock unit awards granted during the three months ended March 31, 2024 and 2023 was $5.23 and $15.44, respectively. The total fair value of restricted shares of common stock and restricted stock unit awards that vested for the three months ended March 31, 2024 and 2023 was $6.6 million and $13.5 million, respectively.

Compensation cost associated with restricted common stock and restricted stock unit awards represented approximately $9.6 million and $14.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $63.3 million of unrecognized compensation cost related to restricted stock and restricted common stock unit awards to be recognized over the weighted average period of 1.85 years.

Included in the total unvested restricted common stock and restricted stock units as of March 31, 2024, there were 375,000 restricted common stock units outstanding with a performance target. The Company recorded expense associated with the restricted common stock units with a performance target of $0.6 million for the three months ended March 31, 2024. As of March 31, 2024 there was $2.5 million of unrecognized compensation cost related to the restricted common stock units outstanding with a performance target to be recognized over the weighted average period of 2.33 years.

401(k) Savings & Retirement Plan

The Company issued 895,258 shares of common stock and 219,970 shares of common stock pursuant to the Plug Power Inc. 401(k) Savings & Retirement Plan during the three months ended March 31, 2024 and 2023, respectively.

The Company’s expense for this plan was approximately $3.2 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively.

Non-Employee Director Compensation

The Company granted 53,598 shares of common stock and 10,316 shares of common stock to non-employee directors as compensation for the three months ended March 31, 2024 and 2023, respectively. All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

20. Accrued Expenses

Accrued expenses at March 31, 2024 and December 31, 2023 consisted of (in thousands):

	March 31,	December 31,
	2024	2023
Accrued payroll and compensation related costs	$24,193	$32,584
Accrual for capital expenditures	48,072	83,781
Accrued accounts payable	63,435	64,767
Accrued sales and other taxes	17,738	17,207
Accrued interest	969	562
Accrued other	407	1,643
Total	$154,814	$200,544

21. Segment and Geographic Area Reporting

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

The revenue and long-lived assets based on geographic location are as follows (in thousands):

	Revenues		Long-Lived Assets
	Three months ended		As of
	March 31, 2024	March 31, 2023	March 31, 2024	December 31, 2023
North America	$105,914	$161,807	$1,904,277	$1,881,315
Europe	8,571	40,153	108,869	122,489
Asia	5,074	3,255	—	—
Other	705	5,071	1,286	884
Total	$120,264	$210,286	$2,014,432	$2,004,688

22. Related Party Transactions

HyVia

Our 50/50 joint venture, HyVia, manufactures and sells fuel cell powered electric light commercial vehicles (“FCE-LCVs”) and supplies hydrogen fuel and fueling stations to support the FCE-LCV market, in each case primarily in Europe. For the three months ended March 31, 2024 and 2023, we recognized related party total revenue of $3.1 million and $3.8 million, respectively. As of March 31, 2024 and December 31, 2023, we had related party outstanding accounts receivable of $2.8 million and $2.3 million, respectively.

SK Plug Hyverse

Our 49/51 joint venture, SK Plug Hyverse, aims to provide hydrogen fuel cell systems, hydrogen fueling stations, electrolyzers and clean hydrogen to the Korean and other selected Asian markets. For the three months ended March 31, 2024 and 2023, we recognized related party total revenue of $3.4 million and $0.2 million, respectively. As of March 31, 2024 and December 31, 2023, we had related party outstanding accounts receivable of $4.3 million and $1.7 million, respectively.

23. Restructuring

In February 2024, in a strategic move to enhance our financial performance and ensure long-term value creation in a competitive market, we approved a comprehensive initiative that encompasses a broad range of measures, including operational consolidation, strategic workforce adjustments, and various other cost-saving actions (the “Restructuring Plan”). These measures are aimed at increasing efficiency, improving scalability, and maintaining our leadership position in the renewable energy industry. We began executing the Restructuring Plan in February 2024 and expect the Restructuring Plan to be completed in the second half of 2024, subject to local law and consultation requirements.

The determination of when we accrue for involuntary termination benefits under restructuring plans depends on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. We account for involuntary termination benefits that are provided pursuant to one-time benefit arrangements in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”) whereas involuntary termination benefits that are part of an ongoing written or substantive plan are accounted for in accordance with ASC 712, Nonretirement Postemployment Benefits. We accrue a liability for termination benefits under ASC 420 in the period in which the plan is communicated to the employees and the plan is not expected to change significantly. For ongoing benefit arrangements, inclusive of statutory requirements, we accrue a liability for termination benefits under ASC 712 when the existing situation or set of circumstances indicates that an obligation has been incurred, it is probable the benefits will be paid, and the amount can be reasonably estimated. The restructuring charges that have been incurred but not yet paid are recorded in accrued expenses and other current liabilities in our unaudited interim condensed consolidated balance sheets, as they are expected to be paid within the next twelve months.

During the three months ended March 31, 2024, we incurred $6.0 million in restructuring costs recorded as severance expenses of $5.2 million, and other restructuring costs of $0.8 million in the restructuring financial statement line item in the unaudited interim condensed consolidated statement of operations. We expect to incur another $1.1 million in restructuring costs in subsequent quarters, which are primarily related to severance expenses, and are expected to be incurred during the third quarter of 2024. The actual timing and amount of costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.

Severance expense recorded during the three months ended March 31, 2024 in accordance with ASC 420 was a result of the separation of full-time employees associated with the Restructuring Plan. As of March 31, 2024, $0.8 million of accrued severance-related costs were included in accrued expenses in our unaudited interim condensed consolidated balance sheets and are expected to be paid during the third quarter of 2024. Other costs are represented by (1) $0.2 million of legal and professional services costs, and (2) $0.6 million of other one-time employee termination benefits. As of March 31, 2024, $0.1 million of accrued other costs were included in accrued expenses in our unaudited interim condensed consolidated balance sheets and are expected to be paid during the third quarter of 2024.

24. Subsequent Events

Common Stock At Market Issuance Sales Agreement

From March 31, 2024 through the date of filing of the Quarterly Report on Form 10-Q, the Company sold 55,801,292 shares of common stock at a weighted-average sales price of $2.65 per share for gross proceeds of $147.8 million with related issuance costs of $2.6 million.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim condensed consolidated financial statements and notes thereto included within this Quarterly Report on Form 10-Q, and our audited and notes thereto included in our 2023 Form 10-K. In addition to historical information, this Quarterly Report on Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases, you can identify these statements by forward-looking words such as “believe”, “could”, “continue”, “estimate”, “expect”, “forecast”, “intend”, “may”, “should”, “will”, “would”, “plan”, “project” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

●	the anticipated benefits and actual savings and costs resulting from the implementation of the Restructuring Plan that was announced in February 2024;
●	our ability to achieve our business objectives and to continue to meet our obligations, which is dependent upon our ability to maintain a certain level of liquidity and will depend in part on our ability to manage our cash flows, including successfully implementing our cost savings initiatives;
●	the risk that we continue to incur losses and might never achieve or maintain profitability;
●	the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us;
●	the risk that we may not be able to expand our business or manage our future growth effectively;
●	the risk of loss related to an inability to remediate the material weaknesses identified in internal control over financial reporting as of December 31, 2023 or inability to otherwise maintain an effective system of internal control over financial reporting;
●	the risk that delays in or not completing our product development and hydrogen plant construction goals may adversely affect our revenue and profitability;
●	the risk that we may not be able to obtain from our hydrogen suppliers a sufficient supply of hydrogen at competitive prices or the risk that we may not be able to produce hydrogen internally at competitive prices;
●	our ability to achieve the forecasted revenue and costs on the sale of our products;
●	the risk that we may not be able to convert all of our estimated future revenue into revenue and cash flows;
●	the risk that purchase orders may not ship, be installed and/or converted to revenue, in whole or in part;
●	the risk that some or all of the recorded intangible assets and property, plant, and equipment could be subject to impairment;
●	the risks associated with global economic uncertainty, including inflationary pressures, fluctuating interest rates, currency fluctuations, and supply chain disruptions;
●	the risk of elimination, reduction of, or changes in qualifying criteria for government subsidies and economic incentives for alternative energy products, including with regards to the impact of the Inflation Reduction Act on our business;
●	the risk that our lack of extensive experience in manufacturing and marketing of certain of our products may impact our ability to manufacture and market said products on a profitable and large-scale commercial basis;
●	the risk that a sale or issuance of a significant number of shares of stock could depress the market price of our common stock;
●	the risk of dilution to our stockholders and/or impact to our stock price should we need to raise additional capital;
●	the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability;
●	our ability to leverage, attract and retain key personnel;
●	the risk of increased costs associated with legal proceedings and legal compliance;

●	the risk that a loss of one or more of our major customers, or the delay in payment or the failure to pay receivables by one of our major customers, could have a material adverse effect on our financial condition;
●	the risk of potential losses related to any contract disputes;
●	the risk of potential losses related to any product liability claims;
●	the cost and timing of developing, marketing, and selling our products;
●	the risks involved with participating in joint ventures, including our ability or inability to execute our strategic growth plan through joint ventures;
●	our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers;
●	the cost and availability of fuel and fueling infrastructures for our products;
●	the risk that our convertible senior notes, if settled in cash, could have a material adverse effect on our financial results;
●	the risk that our convertible note hedges may affect the value of our convertible senior notes and our common stock;
●	the risks related to the use of flammable fuels in our products;
●	the risks, liabilities, and costs related to environmental, health, and safety matters;
●	market acceptance of our products and services;
●	our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution, and servicing, and the supply of key product components;
●	the risk that we may be unable to successfully pursue, integrate, or execute upon our new business ventures;
●	the cost and availability of components and parts for our products;
●	the risk that possible new tariffs could have a material adverse effect on our business;
●	our ability to develop commercially viable products;
●	our ability to reduce product and manufacturing costs;
●	our ability to successfully market, distribute and service our products and services internationally;
●	our ability to improve system reliability for our products;
●	competitive factors, such as price competition and competition from other traditional and alternative energy companies;
●	our ability to protect our intellectual property;
●	the risks related to our operational dependency on information technology and the risk of the failure of such technology, including failure to effectively prevent, detect, and recover from security compromises or breaches, including cyber-attacks;
●	the cost of complying with current and future federal, state and international governmental regulations;
●	the risks associated with past and potential future acquisitions;
●	the risks associated with geopolitical instability, including the conflicts in the Middle East and between Russia and Ukraine as well as tensions between U.S. and China and neighboring regions; and
●	the volatility of our stock price.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks discussed in the section titled “Risk Factors” included under Part I, Item 1A, in our 2023 Form 10-K and supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from these contained in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. These forward-looking statements speak only as of the date on which the statements were made. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

References in this Quarterly Report on Form 10-Q to “Plug”, the “Company”, “we”, “our” or “us” refer to Plug Power Inc., including as the context requires, its subsidiaries.

Overview

Plug is facilitating the paradigm shift to an increasingly electrified world by innovating cutting-edge hydrogen and fuel cell solutions.

While we continue to develop commercially viable hydrogen and fuel cell product solutions, we have expanded our offerings to support a variety of commercial operations that can be powered with clean hydrogen. We provide electrolyzers that allow customers — such as refineries, producers of chemicals, steel, fertilizer and commercial refueling stations — to generate hydrogen on-site. We are focusing our efforts on (a) industrial mobility applications, including electric forklifts and electric industrial vehicles, at multi shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility, and environmental benefits; (b) production of hydrogen; and (c) stationary power systems that will support critical operations, such as data centers, microgrids, and generation facilities, in either a backup power or continuous power role, and replace batteries, diesel generators or the grid for telecommunication logistics, transportation, and utility customers. Plug expects to support these products and customers with an ecosystem of vertically integrated products that produce, transport, store and handle, dispense, and use hydrogen for mobility and power applications.

Our current product and service portfolio includes:

GenDrive: GenDrive is our hydrogen fueled PEM fuel cell system, providing power to material handling electric vehicles (“EVs”), including Class 1, 2, 3 and 6 electric forklifts, automated guided vehicles, and ground support equipment.

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

We provide our products and solutions worldwide through our direct sales force, and by leveraging relationships with original equipment manufacturers (“OEMs”) and their dealer networks. Plug is currently targeting Asia, Australia, Europe, Middle East and North America for expansion in adoption. The European Union has rolled out ambitious targets for the hydrogen economy, with the United Kingdom also taking steps in this direction, and Plug is seeking to execute on our strategy to become one of the European leaders in the hydrogen economy. This includes a targeted account strategy for material handling, securing strategic partnerships with European OEMs, energy companies, utility leaders and accelerating our electrolyzer business.

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

Provision for Common Stock Warrants

On August 24, 2022, the Company issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the “2022 Amazon Warrant”) to acquire up to 16,000,000 shares (the “2022 Amazon Warrant Shares”) of the Company’s common stock, par value $.01 per share (the “common stock”), subject to certain vesting events described below under “Common Stock Transactions – Amazon Transaction Agreement in 2022”.

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

The amount of provision for the Amazon and Walmart Warrants recorded as a reduction of revenue during the three months ended March 31, 2024 and 2023, respectively, is shown in the table below (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Sales of equipment, related infrastructure and other	$(2,267)	$(434)
Services performed on fuel cell systems and related infrastructure	(448)	(374)
Power purchase agreements	(1,074)	(7,185)
Fuel delivered to customers and related equipment	(706)	(6,182)
Total	$(4,495)	$(14,175)

Net revenue, cost of revenue, gross profit/(loss) and gross margin/(loss) for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin/(Loss)
For the year ended March 31, 2024:
Sales of equipment, related infrastructure and other	$68,295	$135,125	$(66,830)	(97.9)%
Services performed on fuel cell systems and related infrastructure	13,023	12,957	66	0.5%
Provision for loss contracts related to service	—	15,745	(15,745)	N/A
Power purchase agreements	18,304	55,228	(36,924)	(201.7)%
Fuel delivered to customers and related equipment	18,286	58,573	(40,287)	(220.3)%
Other	2,356	1,711	645	27.4%
Total	$120,264	$279,339	$(159,075)	(132.3)%
For the year ended March 31, 2023:
Sales of equipment, related infrastructure and other	$182,094	$158,320	$23,774	13.1%
Services performed on fuel cell systems and related infrastructure	9,097	12,221	(3,124)	(34.3)%
Provision for loss contracts related to service	—	6,889	(6,889)	N/A
Power purchase agreements	7,937	46,816	(38,879)	(489.8)%
Fuel delivered to customers and related equipment	10,142	54,501	(44,359)	(437.4)%
Other	1,016	935	81	8.0%
Total	$210,286	$279,682	$(69,396)	(33.0)%

Net Revenue

Revenue – sales of equipment, related infrastructure and other. Revenue from sales of equipment, related infrastructure and other represents sales of our GenDrive units, GenSure stationary backup power units, cryogenic stationary and on road storage, hydrogen liquefaction systems, electrolyzers and hydrogen fueling infrastructure referred to at the site level as hydrogen installations. Revenue from sales of equipment, related infrastructure and other for the three months ended March 31, 2024 decreased $113.8 million, or 62.5%, to $68.3 million from $182.1 million for the three months ended March 31, 2023. The revenue related to electrolyzers decreased $38.7 million, primarily due to a decrease in 1MW electrolyzer stack sales during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in hydrogen infrastructure revenue of $36.6 million was due to three hydrogen site installations for the three months ended March 31, 2024 compared to 14 for the three months ended March 31, 2023. Additionally, revenue from cryogenic storage equipment and liquefiers decreased $25.2 million for the three months ended March 31, 2024 primarily due to a slower rate of progress on existing projects as they near completion compared to the rate of progress for three months ended March 31, 2023. The decrease in revenue related to fuel cell systems of $9.8 million was due to the mix of class types sold during the three months ended March 31, 2024 as well as a higher concentration of direct sales compared to the three months ended March 31, 2023. Additionally, there was a decrease in revenue of $3.5 million related to decreased sales of engineered equipment from the Frames acquisition, for which sales are not expected to continue beyond current commitments. Included in the above, there was an increase in the provision for common stock warrants recorded as a reduction of revenue, which increased to $2.3 million for the three months ended March 31, 2024 compared to $0.4 million for the three months ended March 31, 2023.

Revenue – services performed on fuel cell systems and related infrastructure. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2024 increased $3.9 million, or 43.2%, to $13.0 million from $9.1 million for the three months ended

March 31, 2023. The increase in revenue from services performed on fuel cell systems and related infrastructure was primarily related to the increase in number of units in service, with the number of GenDrive units under maintenance contracts during the three months ended March 31, 2024 of 21,948 compared to 20,154 for the three months ended March 31, 2023, coupled with an increase in service rates negotiated with certain customers.

Revenue – power purchase agreements. Revenue from Power Purchase Agreements (“PPAs”) represents payments received from customers for power generated through the provision of equipment and service. Revenue from PPAs for the three months ended March 31, 2024 increased $10.4 million, or 130.6%, to $18.3 million from $7.9 million for the three months ended March 31, 2023. The increase in revenue was a result of an increase in the number of units and customer sites party to these agreements. There were 32,026 GenDrive units under PPA arrangements during the three months ended March 31, 2024 compared to 28,253 during the three months ended March 31, 2023. In addition, there were 146 hydrogen sites under PPA arrangements during the three months ended March 31, 2024 compared to 117 during the three months ended March 31, 2023. Also, both pricing rates and mix of units to new customer sites were favorable in the first quarter of 2024 compared to the first quarter of 2023. In addition, there was a decrease in the provision for common stock warrants recorded as a reduction of revenue, which decreased to $1.1 million for the three months ended March 31, 2024 compared to $7.2 million for the three months ended March 31, 2023.

Revenue – fuel delivered to customers and related equipment. Revenue associated with fuel and related equipment delivered to customers represents the sale of hydrogen that has been purchased by the Company from a third party or generated at our hydrogen production plant. Revenue associated with fuel delivered to customers for the three months ended March 31, 2024 increased $8.1 million, or 80.3%, to $18.3 million from $10.1 million for the three months ended March 31, 2023. The increase in revenue was primarily due to a decrease in the provision for common stock warrants recorded as a reduction of revenue, which decreased to $0.7 million for the three months ended March 31, 2024 compared to $6.2 million for the three months ended March 31, 2023. Additionally, there was an increase in the number of sites with fuel contracts, with 253 sites receiving fuel delivery as of March 31, 2024 compared to 210 sites as of March 31, 2023.

Cost of Revenue

Cost of revenue – sales of equipment, related infrastructure and other. Cost of revenue from sales of equipment, related infrastructure and other includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary back-up power units, cryogenic stationary and on road storage, and electrolyzers, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations. Cost of revenue from sales of equipment, related infrastructure and other for the three months ended March 31, 2024 decreased $23.2 million, or 14.7%, to $135.1 million from $158.3 million for the three months ended March 31, 2023. The cost of revenue related to hydrogen infrastructure decreased $17.9 million due to the decrease in the number of hydrogen site installations, with three hydrogen site installations for the three months ended March 31, 2024 compared to 14 for the three months ended March 31, 2023. The cost of revenue related to electrolyzer stacks and systems decreased $14.8 million, which was due to one 1MW equivalent units sold for the three months ended March 31, 2024 compared to 62 1MW equivalent units sold for the three months ended March 31, 2023. The decrease in cryogenic storage equipment and liquefiers cost of revenue of $13.6 million for the three months ended March 31, 2024 is primarily due to a slower rate of progress on existing projects as they near completion compared to the rate of progress for the three months ended March 31, 2023. Additionally, there was a decrease in cost of revenue of $1.9 million related to decreased sales of engineered equipment from the Frames acquisition, for which sales are not expected to continue beyond current commitments. Partially offsetting these decreases was an increase in the cost of revenue related to fuel cell systems of $25.0 million due to an increase in the volume of GenDrive units sold, with 1,298 units sold for the three months ended March 31, 2024 compared to 1,035 units sold for the three months ended March 31, 2023. Gross loss generated from sales of equipment, related infrastructure and other was (97.9%) for the three months ended March 31, 2024 compared to a gross margin of 13.1% for the three months ended March 31, 2023. The decrease from gross margin to gross loss was primarily due to: customer mix, lower margins on new product offerings, inventory valuation adjustments and decline in volume due to timing of deployments which impacted leveraging of labor and overhead in the first quarter of 2024.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2024 increased $0.7 million, or 6.0%, to $13.0 million from $12.2 million for the three months ended March 31, 2023. The increase in cost of revenue was primarily due to the increase in number of units and sites in service. There were 21,948 fuel cell units and 106 hydrogen installations under extended maintenance contracts as of March 31 2024, an increase from 20,154 fuel cell units and 95 hydrogen installations as of March 31, 2023. Gross margin increased to 0.5% for the three months ended March 31, 2024 compared to gross loss of (34.3%) for the three months ended March 31, 2023. The increase in gross margin was primarily due to an increase in negotiated rates discussed above, as well as an increase in the release of the loss accrual during the three months ended March 31, 2024.

Cost of revenue – provision for loss contracts related to service. The Company also recorded a provision for loss contracts related to service of $15.7 million for the three months ended March 31, 2024 compared to $6.9 million for the three months ended March 31, 2023. The Company increased the provision due to continued cost and inflationary increases of labor, parts and related overhead coupled with the timing of the remaining period of service required. Accordingly, the Company increased its estimated projected costs to service fuel cell systems and related infrastructure.

Cost of revenue – power purchase agreements. Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment. Cost of revenue from PPAs for the three months ended March 31, 2024 increased $8.4 million, or 18.0%, to $55.2 million from $46.8 million for the three months ended March 31, 2023. The increase in cost was primarily a result of an increase in units and sites under PPA contracts as well as increased freight costs. There were 32,026 GenDrive units under PPA arrangements during the three months ended March 31, 2024 compared to 28,253 during the three months ended March 31, 2023. In addition, there were 146 hydrogen sites under PPA arrangements during the three months ended March 31, 2024 compared to 117 during the three months ended March 31, 2023. Gross loss decreased to (201.7%) for the three months ended March 31, 2024 compared to (489.8%) for the three months ended March 31, 2023. The decrease in gross loss was primarily due to improved pricing and mix of units as well as a decrease in provision for common stock warrants.

Cost of revenue – fuel delivered to customers and related equipment. Cost of revenue from fuel delivered to customers and related equipment represents the purchase of hydrogen from suppliers and internally produced hydrogen that is ultimately sold to customers. Cost of revenue from fuel delivered to customers for the three months ended March 31, 2024 increased $4.1 million, or 7.5%, to $58.6 million from $54.5 million for the three months ended March 31, 2023. The increase was primarily due to higher volume of hydrogen delivered to customer sites as a result of an increase in the number of hydrogen installations completed under GenKey agreements, inefficiencies in fueling systems, and increased logistics costs to cover the hydrogen network while our Georgia plant was ramping to full production. There were 253 sites receiving fuel delivery as of March 31, 2024 compared to 210 sites as of March 31, 2023. Gross loss decreased to (220.3%) during the three months ended March 31, 2024 compared to (437.4%) during the three months ended March 31, 2023. The decrease in gross loss was primarily due to lower provision for warrants for the period ending March 31, 2024 compared to 2023.

Expenses

Research and development expense. Research and development expenses include: materials to build development and prototype units, cash and non-cash compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities. Research and development expense for the three months ended March 31, 2024 decreased $1.2 million, or 4.5%, to $25.3 million from $26.5 million for the three months ended March 31, 2023. The decrease was primarily related to a decrease in component materials.

Selling, general and administrative expenses. Selling, general and administrative expenses include cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services. Selling, general and administrative expenses for the three months ended March 31, 2024 decreased $26.1 million, or 25.1%, to $78.0 million from $104.0 million for the three months ended March 31, 2023. The decrease was primarily due to a decrease in stock compensation of $29.2 million, of which $17.2 million was related to forfeitures resulting from the Restructuring Plan announced in February 2024.

Restructuring. Expenses related to the Restructuring Plan for the three months ended March 31, 2024 was $6.0 million. The increase was due to severance and benefits related to the Restructuring Plan the Company announced in February 2024.

Impairment. Impairment for the three months ended March 31, 2024 decreased $0.8 million, or 73.8%, to $0.3 million from $1.1 million for the three months ended March 31, 2023. The decrease was primarily related to the Company recording a lower impairment charge on long-lived assets during the three months ended March 31, 2024.

Change in fair value of contingent consideration. The change in fair value of contingent consideration is related to earnouts for the Joule, Frames, Giner and UHG acquisitions. The change in fair value of contingent consideration for the three months ended March 31, 2024 and 2023 was $(9.2) million and $8.8 million, respectively. The decrease was primarily due to changes in assumptions related to future earnout payments due primarily to renegotiated agreements during the first quarter of 2024.

Interest income. Interest income primarily consists of income generated by our investment holdings, restricted cash escrow accounts, and money market accounts. Interest income for the three months ended March 31, 2024 decreased $8.3 million compared to the three months ended March 31, 2023. The decrease during the three months ended March 31, 2024 compared to March 31, 2023 was primarily due to the maturities and sale of the Company’s available-for-sale portfolio of higher-yielding U.S. treasury securities during 2023.

Interest expense. Interest expense consists of interest expense related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations. Interest expense for the three months ended March 31, 2024 was commensurate with interest expense for the three months ended March 31, 2023.

Other expense, net. Other expense, net primarily consists of gains and losses related to energy contracts and foreign currency. Other expense, net for the three months ended March 31, 2024 increased $2.2 million compared to the three months ended March 31, 2023. The increase was primarily due to foreign currency losses.

Change in fair value of equity securities. Change in fair value of equity securities consists of the changes in fair value for equity securities from the purchase date to the end of the period. The change in fair value of equity securities was $0 for the three months ended March 31, 2024 compared to a gain of $5.1 million for the three months ended March 31, 2023. The decrease in the change in fair value of equity securities is due to the Company selling its remaining equity securities during the fourth quarter of 2023.

Loss on equity method investments. Loss on equity method investments consists of our interest in HyVia, which is our 50/50 joint venture with Renault, AccionaPlug, which is our 50/50 joint venture with Acciona, SK Plug Hyverse, which is our 49/51 joint venture with SK E&S, and Clean H2 Infra Fund. For the three months ended March 31, 2024, the Company recorded a loss of $13.1 million on equity method investments compared to a loss of $5.3 million for the three months ended March 31, 2023. These losses are driven from the start-up activities for commercial and production operations of the aforementioned investments.

Loss on extinguishment of debt. Loss on extinguishment of debt arises from the difference between the net carrying amount of the Company’s debt and the fair value of the assets transferred to extinguish the debt. For the three months ended March 31, 2024, the Company recorded a loss of $14.0 million on extinguishment of debt. These losses are driven from the exchange of $138.8 million in aggregate principal amount of the Company’s 3.50% Convertible Senior Notes for $140.4 million in aggregate principal amount of the Company’s new 7.00% Convertible Senior Notes during the first quarter of 2024.

Income Taxes

The Company recorded $0.2 million of income tax expense and $1.3 million of income tax benefit for the three months ended March 31, 2024 and 2023, respectively. The income tax expense for the three months ended March 31, 2024 was due to an incremental change to the valuation allowance recorded in foreign jurisdictions. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its domestic net deferred tax assets, which remain fully reserved, and its valuation allowances recorded in foreign jurisdictions.

The domestic net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

The Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting has proposed a global minimum corporate tax rate of 15% on multi-national corporations, commonly referred to as the Pillar Two rules that has been agreed upon in principle by over 140 countries. Numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective beginning January 1, 2024, or are expected to enact similar legislation. As of March 31, 2024, the Company did not meet the consolidated revenue threshold and is not subject to the GloBE Rules under Pillar Two. The Company will continue to monitor the implementation of rules in the jurisdictions in which it operates.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, the Company had $172.9 million and $135.0 million, respectively, of cash and cash equivalents and $1.0 billion of restricted cash.

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of $295.8 million and $206.6 million for the three months ended March 31, 2024 and 2023, respectively, and had an accumulated deficit of $4.8 billion as of March 31, 2024.

The net cash used in operating activities for the three months ended March 31, 2024 and 2023 was $167.7 million and $276.9 million, respectively. This decrease in net cash used in operating activities was primarily due to a larger decrease in accounts receivable and a smaller increase in inventory, partially offset by an increase in net loss and an increase in inventory valuation adjustments. The Company’s working capital was $855.1 million as of March 31, 2024, which included unrestricted cash and cash equivalents of $172.9 million. The net cash (used in)/provided by investing activities for the three months ended March 31, 2024 and 2023 was ($120.6) million and $95.8 million, respectively. The change from cash inflow to cash outflow from investing activities is primarily due to a decrease in proceeds from maturities of available-for-sale securities during the three months ended March 31, 2024 as the Company no longer holds available-for-sale securities. The net cash provided by financing activities for the three months ended March 31, 2024 and 2023 was $283.1 million and $7.2 million, respectively. The increase in cash provided by financing activities was primarily driven by proceeds from the At Market Issuance Sales Agreement during the three months ended March 31, 2024, partially offset by a decrease in proceeds from finance obligations.

On January 17, 2024, the Company entered into the At Market Issuance Sales Agreement (the “Original ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $1.0 billion. As of February 23, 2024, the Company had $697.9 million remaining authorized for issuance under the Original ATM Agreement. On February 23, 2024, the Company and B. Riley entered into Amendment No. 1 to the Original ATM Agreement (the “Amendment” and, together with the Original ATM Agreement, the “ATM Agreement”) to increase the aggregate offering price of shares of the Company’s common stock available for future issuance under the Original ATM Agreement to $1.0 billion. Under the ATM Agreement, for a period of 18 months, the Company has the right at its sole discretion to direct B. Riley to act on a principal basis and purchase directly from the Company up to $11.0 million of shares of its common stock on any trading day (the “Maximum Commitment Advance

Purchase Amount”) and up to $55.0 million of shares in any calendar week (the “Maximum Commitment Advance Purchase Amount Cap”). On and after June 1, 2024, so long as the Company’s market capitalization is no less than $1.0 billion, the Maximum Commitment Advance Purchase Amount will remain $11.0 million and the Maximum Commitment Advance Purchase Amount Cap will remain $55.0 million. If the Company’s market capitalization is less than $1.0 billion on and after June 1, 2024, the Maximum Commitment Advance Purchase Amount will be decreased to $10.0 million and the Maximum Commitment Advance Purchase Amount Cap will be decreased to $30.0 million. Through the date of filing of the Quarterly Report on Form 10-Q, the Company sold 135,354,467 shares of common stock at a weighted-average sales price of $3.38 per share for gross proceeds of $457.1 million with related issuance costs of $6.5 million. The Company believes that its working capital and cash position, together with its right to direct B. Riley to purchase shares directly from the Company under the ATM Agreement, will be sufficient to fund its on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying condensed consolidated financial statements.

The Company’s significant obligations consisted of the following as of March 31, 2024:

(i)	Operating and finance leases totaling $343.5 million and $43.3 million, respectively, of which $65.3 million and $9.6 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers. See Note 16, “Operating and Finance Lease Liabilities”, for more details.

(ii)	Finance obligations totaling $349.8 million, of which approximately $85.2 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions. See Note 17, “Finance Obligations”, for more details.

(iii)	Convertible senior notes totaling $209.8 million, none of which is due within the next twelve months. See Note 9, “Convertible Senior Notes”, for more details.

(iv)	Capital commitments totaling $98.1 million related to the Company’s equity method investments, of which all $98.1 million is due within the next 12 months. See Note 15, “Investments”, for more details.

(v)	Future payments under non-cancelable unconditional purchase obligations with a remaining term in excess of one year totaling $56.4 million, of which $39.7 million is due within the next 12 months. See Note 18, “Commitments and Contingencies”, for more details.

(vi)	Contingent consideration with an estimated fair value of approximately $106.3 million, of which $69.2 million is due within the next 12 months. See Note 14, “Fair Value Measurements”, for more details.

Public and Private Offerings of Equity and Debt

At Market Issuance Sales Agreement

As described above, on January 17, 2024, the Company entered into an At Market Issuance Sales Agreement with B. Riley, pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $1.0 billion. As of February 23, 2024, the Company had $697.9 million remaining authorized for issuance under the ATM Agreement. On February 23, 2024, the Company amended the ATM Agreement to increase the amount of shares of the Company’s common stock available for sale under the ATM Agreement to $1.0 billion. During the three months ended March 31, 2024, the Company sold 79,553,175 shares of common stock at a weighted-average sales price of $3.89 per share for gross proceeds of $309.3 million with related issuance costs of $3.9 million.

Secured Debt

In June 2020, the Company acquired debt as part of its acquisition of United Hydrogen Group Inc. During the three months ended March 31, 2024, the Company repaid $0.3 million of principal related to this outstanding debt. The outstanding carrying value of the debt was $3.8 million as of March 31, 2024. The remaining outstanding principal on the debt was $5.2 million and the unamortized debt discount was $1.4 million, bearing varying interest rates ranging from 7.3% to 7.6%. The debt is scheduled to mature in 2026. As of March 31, 2024, the principal balance is due at each of the following dates as follows (in thousands):

December 31, 2024	3,057
December 31, 2025	1,200
December 31, 2026	900
Total outstanding principal	$5,157

7.00% Convertible Senior Notes

On March 20, 2024, the Company entered into separate, privately negotiated exchange agreements with certain holders of the Company’s outstanding 3.75% Convertible Senior Notes pursuant to which the Company exchanged $138.8 million in aggregate principal amount of the 3.75% Convertible Senior Notes, and accrued and unpaid interest of $1.6 million on such notes to, but excluding, March 20, 2024, for $140.4 million in aggregate principal amount of the Company’s new 7.00% Convertible Senior Notes due 2026, in each case, pursuant to the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). Following the exchange, approximately $58.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes remained outstanding with terms unchanged.

This transaction was accounted for as an extinguishment of debt. As a result, the Company recorded a loss on extinguishment of debt of $14.0 million in the unaudited interim condensed consolidated statement of operations for the three months ended March 31, 2024. Loss on extinguishment of debt arises from the difference between the net carrying amount of the Company’s debt and the fair value of the assets transferred to extinguish the debt.

The 7.00% Convertible Senior Notes are the Company’s senior, unsecured obligations and are governed by the terms of an Indenture (the “Indenture”), dated as of March 20, 2024, entered into between the Company and Wilmington Trust, National Association, as trustee. The 7.00% Convertible Senior Notes bear cash interest at the rate of 7.00% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2024, to holders of record at the close of business on the preceding May 15 and November 15, respectively. The 7.00% Convertible Senior Notes mature on June 1, 2026, unless earlier converted or redeemed or repurchased by the Company.

The conversion rate for the 7.00% Convertible Senior Notes is initially 235.4049 shares of the Company’s common stock per $1,000 principal amount of 7.00% Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $4.25 per share of common stock, which represents a premium of approximately 20% over the last reported sale price of Plug’s common stock on the Nasdaq Capital Market on March 12, 2024. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Prior to the close of business on the business day immediately preceding December 1, 2025, the 7.00% Convertible Senior Notes will be convertible at the option of the holders of the 7.00% Convertible Senior Notes only upon the satisfaction of specified conditions and during certain periods. On or after December 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, the 7.00% Convertible Senior Notes will be convertible at the option of the holders of the 7.00% Convertible Senior Notes at any time regardless of these conditions. Conversions of the 7.00% Convertible Senior Notes will be settled in cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election.

Subject to certain exceptions and subject to certain conditions, holders of the 7.00% Convertible Senior Notes may require the Company to repurchase their 7.00% Convertible Senior Notes upon the occurrence of a “Fundamental Change” (as defined in the Indenture) prior to maturity for cash at a repurchase price equal to 100% of the principal amount of the 7.00% Convertible Senior Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The 7.00% Convertible Senior Notes will be redeemable, in whole or in part, at the Company’s option at any time on or after June 5, 2025, at a cash redemption price equal to the principal amount of the 7.00% Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the then-applicable conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the three trading days immediately preceding the date the Company sends the related redemption notice, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company sends such redemption notice.

In certain circumstances, conversions of 7.00% Convertible Senior Notes in connection with “Make-Whole Fundamental Changes” (as defined in the Indenture) or conversions of 7.00% Convertible Senior Notes called for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 282.4859 shares of the Company’s common stock per $1,000 principal amount of 7.00% Convertible Senior Notes, subject to adjustment. In such circumstance, a maximum of 39,659,890 shares of common stock, subject to adjustment, may be issued upon conversion of the 7.00% Convertible Senior Notes. There were no conversions of the 7.00% Convertible Senior Notes during the three months ended March 31, 2024.

The 7.00% Convertible Senior Notes consisted of the following (in thousands):

March 31,
2024
Principal amounts:
Principal	$140,396
Unamortized debt premium, net of offering costs (1)	11,440
Net carrying amount	$151,836
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 7.00% Convertible Senior Notes for the three months ended March 31, 2024 (in thousands, except for the effective interest rate):

March 31,
2024
Interest expense	$296
Amortization of premium	(159)
Total	$137
Effective interest rate	3.0%

The estimated fair value of the 7.00% Convertible Senior Notes at March 31, 2024 was approximately $153.2 million. The fair value estimation was primarily based on a quoted price in an active market.

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of 3.75% Convertible Senior Notes. On March 12, 2024, the Company exchanged $138.8 million in aggregate principal amount of the 3.75% Convertible Senior Notes for $140.4 million in aggregate principal amount of the Company’s new 7.00% Convertible Senior Notes due 2026. Following the exchange, approximately $58.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes remained outstanding with terms unchanged. There were no conversions of the 3.75% Convertible Senior Notes during the three months ended March 31, 2024 and 2023.

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Principal amounts:
Principal	$58,462	$197,278
Unamortized debt issuance costs (1)	(496)	(2,014)
Net carrying amount	$57,966	$195,264
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 3.75% Convertible Senior Notes for the three months ended March 31, 2024 and 2023 (in thousands, except for the effective interest rate):

	March 31,	March 31,
	2024	2023
Interest expense	$1,690	$1,849
Amortization of debt issuance costs	316	331
Total	$2,006	$2,180
Effective interest rate	4.5%	4.5%

The estimated fair value of the 3.75% Convertible Senior Notes at March 31, 2024 was approximately $60.4 million. The fair value estimation was primarily based on a quoted price in an active market.

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

5.5% Convertible Senior Notes and Common Stock Forward

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

There were no shares of common stock that settled in connection with the Common Stock Forward during the three months ended March 30, 2024 and 2023.

Amazon Transaction Agreement in 2022

On August 24, 2022, the Company and Amazon entered into a Transaction Agreement (the “2022 Amazon Transaction Agreement”), under which the Company concurrently issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the “2022 Amazon Warrant”) to acquire up to 16,000,000 shares (the “2022 Amazon Warrant Shares”) of the Company’s common stock, subject to certain vesting events described below. The Company and Amazon entered into the 2022 Amazon Transaction Agreement in connection with a concurrent commercial arrangement under which Amazon agreed to purchase hydrogen fuel from the Company through August 24, 2029.

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

Upon the consummation of certain change of control transactions (as defined in the 2022 Amazon Warrant) prior to the vesting of at least 60% of the aggregate 2022 Amazon Warrant Shares, the 2022 Amazon Warrant will automatically vest and become exercisable with respect to an additional number of 2022 Amazon Warrant Shares such that 60% of the aggregate 2022 Amazon Warrant Shares shall have vested. If a change of control transaction is consummated after the vesting of at least 60% of the aggregate 2022 Amazon Warrant Shares, then no acceleration of vesting will occur with respect to any of the unvested 2022 Amazon Warrant Shares as a result of the transaction. The exercise price and the 2022 Amazon Warrant Shares issuable upon exercise of the 2022 Amazon Warrant are subject to customary antidilution adjustments.

On August 24, 2022, 1,000,000 of the 2022 Amazon Warrant Shares associated with tranche 1 vested. The warrant fair value associated with the vested shares of tranche 1 of $20.4 million was capitalized to contract assets based on the grant date fair value and is subsequently amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. As of March 31, 2024 the balance of the contract asset related to tranche 1 was $19.3 million which is recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheet. During the second quarter of 2023, all 1,000,000 of the 2022 Amazon Warrant Shares associated with tranche 2 vested. The warrant fair value associated with the vested shares of tranche 2 was $20.4 million and was determined on the grant date of August 24, 2022. As of March 31, 2024 the balance of the contract asset related to tranche 2 was $19.3 million. Tranche 3 will vest over the next $1.0 billion of collections from Amazon and its affiliates. The grant date fair value of tranche 3 will also be amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. As of March 31, 2024 the balance of the contract asset related to tranche 3 was $2.0 million. Because the exercise price has yet to be determined, the fair value of tranche 4 will be remeasured at each reporting period end and amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement.

As of March 31, 2024 and December 31, 2023, 2,000,000 of the 2022 Amazon Warrant Shares had vested and the 2022 Amazon Warrant had not been exercised. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the three months ended March 31, 2024 and 2023 was $0.7 million and $1.1 million, respectively.

The assumptions used to calculate the valuations of the 2022 Amazon Warrant as of August 24, 2022 and March 31, 2024 are as follows:

	Tranches 1-3	Tranche 4
	August 24, 2022	March 31, 2024
Risk-free interest rate	3.15%	4.12%
Volatility	75.00%	90.00%
Expected average term (years)	7.00	4.00
Exercise price	$22.98	$3.10
Stock price	$20.36	$3.44

Amazon Transaction Agreement in 2017

On April 4, 2017, the Company and Amazon entered into a Transaction Agreement (the “2017 Amazon Transaction Agreement”), pursuant to which the Company agreed to issue to Amazon.com NV Investment Holdings LLC, a warrant (the “2017 Amazon Warrant”) to acquire up to 55,286,696 shares (the “2017 Amazon Warrant Shares”), subject to certain vesting events. The Company and Amazon entered into the 2017 Amazon Transaction Agreement in connection with existing commercial agreements between the Company and Amazon with respect to the deployment of the Company’s GenKey fuel cell technology at Amazon distribution centers. The vesting of the 2017 Amazon Warrant Shares was conditioned upon payments made by Amazon or its affiliates (directly or indirectly through third parties) pursuant to existing commercial agreements. On December 31, 2020, the Company waived the remaining vesting conditions under the 2017 Amazon Warrant, which resulted in the immediate vesting of all of the third tranche of the 2017 Amazon Warrant Shares.

As of March 31, 2024 and 2023, all 55,286,696 of the 2017 Amazon Warrant Shares had vested and the 2017 Amazon Warrant was exercised with respect to 34,917,912 shares of the Company’s common stock. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2017 Amazon Warrant during the three months ended March 31, 2024 and 2023 was $0.1 million and $0.2 million, respectively.

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

As of March 31, 2024 and December 31, 2023, 37,464,010 and 34,917,912 of the Walmart Warrant Shares had vested, respectively, and the Walmart Warrant was exercised with respect to 13,094,217 shares of the Company’s common stock. As of March 31, 2024, the balance of the contract asset related to the Walmart Warrant was $6.9 million. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended March 31, 2024 and 2023 was $3.7 million and $12.9 million, respectively.

The assumptions used to calculate the valuations of the Walmart Warrant as of January 1, 2019 and October 30, 2023 are as follows:

	Tranches 1-2	Tranche 3
	January 1, 2019	October 30, 2023
Risk-free interest rate	2.63%	4.73%
Volatility	95.00%	75.00%
Expected average term (years)	8.55	3.72
Exercise price	$2.12	$6.28
Stock price	$1.24	$5.70

Operating and Finance Lease Liabilities

As of March 31, 2024, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash and security deposits (see also Note 18, “Commitments and Contingencies”) as summarized below. These leases expire over the next one to seven years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote. At the end of the lease term, the leased assets may be returned to the lessor by the Company, the Company may negotiate with the lessor to purchase the assets at fair market value, or the Company may negotiate with the lessor to renew the lease at market rental rates. No residual value guarantees are contained in the leases. No financial covenants are contained within the lease; however, the lease contains customary operational covenants such as the requirement that the Company properly maintain the leased assets and carry appropriate insurance. The leases include credit support in the form of either cash, collateral or letters of credit. See Note 18, “Commitments and Contingencies”, for a description of cash held as security associated with the leases.

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.

Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation. The outstanding balance of this obligation at March 31, 2024 was $333.0 million, $75.7 million and $257.3 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at December 31, 2023 was $350.8 million, $74.0 million and $276.8 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet. The amount is amortized using the effective interest method. Interest expense recorded related to finance obligations for the three months ended March 31, 2024 and 2023 was $10.0 million and $9.2 million, respectively.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions at March 31, 2024 was $16.8 million, $9.5 million and $7.3 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at December 31, 2023 was $17.6 million, $10.0 million and $7.6 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet.

The fair value of the Company’s total finance obligations approximated their carrying value as of March 31, 2024 and December 31, 2023.

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $552.8 million and $573.5 million was required to be restricted as security as of March 31, 2024 and December 31, 2023, respectively, which restricted cash will be released over the lease term. As of March 31, 2024 and December 31, 2023, the Company also had certain letters of credit backed by security deposits totaling $351.8 million and $370.7 million, respectively, of which $321.0 million and $340.0 million are security for the above noted sale/leaseback agreements, respectively, and $30.8 million and $30.7 million are customs related letters of credit, respectively.

As of March 31, 2024 and December 31, 2023, the Company had $76.9 million and $76.8 million held in escrow related to the construction of certain hydrogen production plants, respectively.

The Company also had $1.2 million and $0.2 million of consideration held by our paying agent in connection with each of the Joule and CIS acquisitions, respectively, reported as restricted cash as of March 31, 2024, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheet. Additionally, the Company had $12.3 million and $11.7 million in restricted cash as collateral resulting from the Frames acquisition as of March 31, 2024 and December 31, 2023, respectively.

Guarantee

On May 30, 2023, our joint venture, HyVia, entered into a government grant agreement with Bpifrance. As part of the agreement, our wholly-owned subsidiary, Plug Power France, was required to issue a guarantee to Bpifrance in the amount of €20 million through the end of January 2027. Plug Power France is liable to the extent of the guarantee for sums due to Bpifrance from HyVia under the agreement based on the difference between the total amount paid by Bpifrance and the final amount certified by HyVia and Bpifrance. As part of the agreement, there are certain milestones that HyVia is required to meet, and the nonperformance of these milestones or termination of this agreement could result in this guarantee being called upon. As of March 31, 2024, no payments related to this guarantee have been made by the Company and Plug Power France did not record a liability for this guarantee as the likelihood of the guarantee being called upon is remote.

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

Future payments under non-cancelable unconditional purchase obligations with a remaining term in excess of one year as of March 31, 2024, were as follows (in thousands):

Remainder of 2024	$37,742
2025	8,023
2026	8,023
2027	2,638
2028	—
2029 and thereafter	—
Total	56,426

Restructuring

In February 2024, in a strategic move to enhance our financial performance and ensure long-term value creation in a competitive market, we approved a comprehensive initiative that encompasses a broad range of measures, including operational consolidation, strategic workforce adjustments, and various other cost-saving actions (the “Restructuring Plan”). These measures are aimed at increasing efficiency, improving scalability, and maintaining our leadership position in the renewable energy industry. We began executing the Restructuring Plan in February 2024 and expect the Restructuring Plan to be completed in the second half of 2024, subject to local law and consultation requirements.

The determination of when we accrue for involuntary termination benefits under restructuring plans depends on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. We account for involuntary termination benefits that are provided pursuant to one-time benefit arrangements in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”) whereas involuntary termination benefits that are part of an ongoing written or substantive plan are accounted for in accordance with ASC 712, Nonretirement Postemployment Benefits. We accrue a liability for termination benefits under ASC 420 in the period in which the plan is communicated to the employees and the plan is not expected to change significantly. For ongoing benefit arrangements, inclusive of statutory requirements, we accrue a liability for termination benefits under ASC 712 when the existing situation or set of circumstances indicates that an obligation has been incurred, it is probable the benefits will be paid, and the amount can be reasonably estimated. The restructuring charges that have been incurred but not yet paid are recorded in accrued expenses and other current liabilities in our unaudited interim condensed consolidated balance sheets, as they are expected to be paid within the next twelve months.

During the three months ended March 31, 2024, we incurred $6.0 million in restructuring costs recorded as severance expenses of $5.2 million, and other restructuring costs of $0.8 million in the restructuring financial statement line item in the unaudited interim condensed consolidated statement of operations. We expect to incur another $1.1 million in restructuring costs in subsequent quarters, which are primarily related to severance expenses, and are expected to be incurred during the third quarter of 2024. The actual timing and amount of costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.

Severance expense recorded during the three months ended March 31, 2024 in accordance with ASC 420 was a result of the separation of full-time employees associated with the Restructuring Plan. As of March 31, 2024, $0.8 million of accrued severance-related costs were included in accrued expenses in our unaudited interim condensed consolidated balance sheets and are expected to be paid during the third quarter of 2024. Other costs are represented by (1) $0.2 million of legal and professional services costs, and (2) $0.6 million of other one-time employee termination benefits. As of March 31, 2024, $0.1 million of accrued other costs were included in accrued expenses in our unaudited interim condensed consolidated balance sheets and are expected to be paid during the third quarter of 2024.

Extended Maintenance Contracts

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for sales of equipment, related infrastructure and other that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts, including changes due to the provision for loss accrual, releases to service cost of sales, provision for warrants, and foreign currency translation adjustment (in thousands):

	Three months ended	Year ended
	March 31, 2024	December 31, 2023
Beginning balance	$137,853	$81,066
Provision for loss accrual	15,111	85,375
Releases to service cost of sales	(11,936)	(29,713)
Increase to loss accrual related to customer warrants	634	971
Foreign currency translation adjustment	(93)	154
Ending balance	$141,569	$137,853

The Company increased its loss accrual to $141.6 million for the three months ended March 31, 2024 primarily due to continued cost increases of GenDrive labor, parts and related overhead coupled with new GenDrive contracts entered into requiring provisions to be set up. As a result, the Company increased its estimated projected costs.

Critical Accounting Estimates

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including but not limited to those related to revenue recognition, valuation of inventories, intangible assets, valuation of long-lived assets, accrual for service loss contracts, operating and finance leases, allowance for doubtful accounts receivable, unbilled revenue, common stock warrants, stock-based compensation, income taxes, and contingencies. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about (1) the carrying values of assets and liabilities and (2) the amount of revenue and expenses realized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes in our critical accounting estimates from those reported in our 2023 Form 10-K.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

There have been no significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

Recently Issued and Not Yet Adopted Accounting Pronouncements

All recently issued but not yet adopted accounting and reporting standards as of March 31, 2024 are either not applicable to the Company or are not expected to have a material impact on the Company.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no material change from the information provided in the Company’s 2023 Form 10-K under the section titled Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024.

Remediation Efforts to Address the Material Weaknesses

Our remediation efforts, which we previously identified in Part II, Item 9A, “Controls and Procedures”, of our 2023 Form 10-K, to address the identified material weaknesses are ongoing as we continue to implement and document necessary policies, procedures, and internal controls. While we believe the steps taken to date will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts and cannot conclude that the material weaknesses have been remediated as of March 31, 2024. The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended March 31, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 18, “Commitments and Contingencies”, within Item 1 of this Quarterly Report on Form 10-Q for a discussion regarding material legal proceedings.

Except as otherwise noted, there have been no material developments in legal proceedings. For previously reported information about legal proceedings, refer to Part I, Item 3, “Legal Proceedings”, of the Company’s 2023 Form 10-K.

Item 1A – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the Company’s business, financial condition or future results discussed in the Company’s 2023 Form 10-K in Part I, Item 1A. “Risk Factors”. The risks described in the 2023 Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. As a supplement to the risk factors identified in the 2023 Form 10-K, below we have set forth an updated risk factor. Other than as provided below, there have been no material changes to the risk factors identified in the 2023 Form 10-K.

Our ability to achieve our business objectives and to continue to meet our obligations is dependent upon our ability to maintain a certain level of liquidity, which will depend in part on our ability to manage our cash flows, including successfully implementing our cost savings initiatives.

To operate more efficiently and control our expenditures, we announced the Restructuring Plan in February 2024 that encompassed a broad range of cost-saving measures, including operational consolidation, strategic workforce reductions and various other cost reduction initiatives. There can be no assurance that the anticipated cost savings, operating efficiencies or other benefits will be achieved, within the anticipated timeframes or at all, or that they will not be significantly and materially less than anticipated. Our ability to realize the anticipated cost savings is subject to many estimates and assumptions, including business, economic and competitive uncertainties and contingencies, such as our ability to maintain business relationships and successfully negotiate changes to existing agreements with respect to pricing increases, contract terms, and delivery times, among others. Many of these uncertainties and contingencies are beyond our control and if our estimates and assumptions prove to be incorrect, if we experience delays, or if other unforeseen events occur, it may impact our ability to realize the anticipated cost savings. In addition, our cost savings initiatives may subject us to litigation risks and expenses and may have other consequences, such as attrition beyond our planned reduction in workforce or a negative effect on employee morale, productivity or ability to attract highly skilled employees.

If the Restructuring Plan fails to achieve some or all of the expected benefits, it may negatively impact our current forecast of cash flows and we may be required to initiate further cost savings activities or negotiate further changes to existing agreements with vendors, suppliers and service providers. Further, the Restructuring Plan may result in unexpected expenses or liabilities and/or write-offs. Our lack of cash flows may also constrain our business and subject us to significant risks, including being unable to make the necessary investments in our business such as in our hydrogen plants, raw materials or other resources to effectively pursue our business objectives, delays in the construction of our hydrogen plants or the receipt of raw materials due to payment issues, and inability to fulfill purchase orders. Our inability to successfully execute our business objectives could have a material adverse effect on our business, financial condition and results of operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(c) Director and Officer Trading Arrangements

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.9	Seventh Amended and Restated By-laws of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 26, 2024 and incorporated by reference herein)
4.1

Indenture, dated as of March 20, 2024, between Plug Power Inc. and Wilmington Trust, National Association, as Trustee. (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on March 26, 2024 and incorporated by reference herein)

4.2	Form of 7.00% Convertible Senior Notes due 2026 (included as part of Exhibit 4.1)
10.1

At Market Issuance Sales Agreement, dated January 17, 2024, by and between Plug Power Inc. and B. Riley Securities, Inc. (filed as Exhibit 1.1 to Plug Power Inc.’s Current Report on Form 8-K filed on January 17, 2024 and incorporated by reference herein)

10.2

Amendment No. 1 to At Market Issuance Sales Agreement, dated February 23, 2024, by and between Plug Power Inc. and B. Riley Securities, Inc. (filed as Exhibit 1.1 to Plug Power Inc.’s Current Report on Form 8-K filed on February 23, 2024 and incorporated by reference herein)

31.1*	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Submitted electronically herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certification is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: May 9, 2024	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)