Form 10-Q
period 2024-06-30
PLUG POWER INC
filed 2024-08-08
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

Commission File Number: 1-34392

PLUG POWER INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3672377
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

125 VISTA BOULEVARD, SLINGERLANDS, NEW YORK 12159

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

The number of shares of common stock, par value of $.01 per share, outstanding as of August 3, 2024 was 879,636,025 shares.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$62,359	$135,033
Restricted cash	222,847	216,552
Accounts receivable, net of allowance of $7,485 at June 30, 2024 and $8,798 at December 31, 2023	189,863	243,811
Inventory, net	939,534	961,253
Contract assets	132,900	126,248
Prepaid expenses and other current assets	124,919	104,068
Total current assets	1,672,422	1,786,965

Restricted cash	733,700	817,559
Property, plant, and equipment, net	1,509,693	1,436,177
Right of use assets related to finance leases, net	54,735	57,281
Right of use assets related to operating leases, net	376,106	399,969
Equipment related to power purchase agreements and fuel delivered to customers, net	117,335	111,261
Contract assets	29,531	29,741
Intangible assets, net	178,338	188,886
Investments in non-consolidated entities and non-marketable equity securities	96,814	63,783
Other assets	11,179	11,116
Total assets	$4,779,853	$4,902,738

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$253,715	$257,828
Accrued expenses	112,612	200,544
Deferred revenue and other contract liabilities	174,828	204,139
Operating lease liabilities	66,405	63,691
Finance lease liabilities	10,159	9,441
Finance obligations	85,642	84,031
Current portion of long-term debt	3,030	2,716
Contingent consideration, loss accrual for service contracts, and other current liabilities	103,223	142,410
Total current liabilities	809,614	964,800

Deferred revenue and other contract liabilities	71,018	84,163
Operating lease liabilities	264,251	292,002
Finance lease liabilities	30,573	36,133
Finance obligations	245,011	284,363
Convertible senior notes, net	208,576	195,264
Long-term debt	2,400	1,209
Contingent consideration, loss accrual for service contracts, and other liabilities	159,830	146,679
Total liabilities	1,791,273	2,004,613

Stockholders’ equity:
Common stock, $.01 par value per share; 1,500,000,000 shares authorized; Issued (including shares in treasury): 806,993,410 at June 30, 2024 and 625,305,025 at December 31, 2023	8,070	6,254
Additional paid-in capital	8,137,182	7,494,685
Accumulated other comprehensive loss	(1,949)	(6,802)
Accumulated deficit	(5,047,853)	(4,489,744)
Less common stock in treasury: 19,360,457 at June 30, 2024 and 19,169,366 at December 31, 2023	(106,870)	(106,268)
Total stockholders’ equity	2,988,580	2,898,125
Total liabilities and stockholders’ equity	$4,779,853	$4,902,738

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenue:
Sales of equipment, related infrastructure and other	$76,788	$216,286	$145,083	$398,380
Services performed on fuel cell systems and related infrastructure	13,034	8,701	26,057	17,798
Power purchase agreements	19,674	16,130	37,978	24,067
Fuel delivered to customers and related equipment	29,887	17,878	48,173	28,020
Other	3,967	1,187	6,323	2,203
Net revenue	143,350	260,182	263,614	470,468
Cost of revenue:
Sales of equipment, related infrastructure and other	129,911	187,408	265,036	345,728
Services performed on fuel cell systems and related infrastructure	13,730	23,449	26,687	35,670
Provision for loss contracts related to service	16,484	7,331	32,229	14,220
Power purchase agreements	54,312	53,976	109,540	100,792
Fuel delivered to customers and related equipment	58,317	64,450	116,890	118,951
Other	1,851	1,711	3,562	2,646
Total cost of revenue	274,605	338,325	553,944	618,007

Gross loss	(131,255)	(78,143)	(290,330)	(147,539)

Operating expenses:
Research and development	18,940	29,251	44,220	55,786
Selling, general and administrative	85,144	101,154	163,103	205,170
Restructuring	1,629	—	7,640	—
Impairment	3,937	9,986	4,221	11,069
Change in fair value of contingent consideration	3,768	15,308	(5,432)	24,077
Total operating expenses	113,418	155,699	213,752	296,102

Operating loss	(244,673)	(233,842)	(504,082)	(443,641)

Interest income	7,795	16,391	17,072	34,023
Interest expense	(9,511)	(11,265)	(20,836)	(21,915)
Other expense, net	(9,080)	(5,082)	(16,076)	(9,853)
Realized gain on investments, net	—	264	—	263
Change in fair value of equity securities	—	3,842	—	8,917
Loss on equity method investments	(7,240)	(7,623)	(20,353)	(12,940)
Loss on extinguishment of convertible senior notes	—	—	(14,047)	—

Loss before income taxes	$(262,709)	$(237,315)	$(558,322)	$(445,146)

Income tax benefit	376	917	213	2,187

Net loss	$(262,333)	$(236,398)	$(558,109)	$(442,959)

Net loss per share:
Basic and diluted	$(0.36)	$(0.40)	$(0.81)	$(0.75)

Weighted average number of common stock outstanding	736,848,684	598,053,390	688,900,904	593,653,720

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net loss	$(262,333)	$(236,398)	$(558,109)	$(442,959)
Other comprehensive income:
Foreign currency translation gain	7,129	3,073	4,853	4,732
Change in net unrealized gain on available-for-sale securities	—	2,197	—	7,508
Comprehensive loss, net of tax	$(255,204)	$(231,128)	$(553,256)	$(430,719)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Shares	Amount	Deficit	Equity
December 31, 2023	625,305,025	$6,254	$7,494,685	$(6,802)	19,169,366	$(106,268)	$(4,489,744)	$2,898,125
Net loss	—	—	—	—	—	—	(295,776)	(295,776)
Other comprehensive loss	—	—	—	(2,231)	—	—	—	(2,231)
Stock-based compensation	923,027	9	13,695	—	—	—	—	13,704
Public offerings, common stock, net of issuance costs	79,553,175	796	304,550	—	—	—	—	305,346
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	(176,678)	(2)	43	—	—	—	—	41
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	72,849	(278)	—	(278)
Provision for common stock warrants	—	—	10,236	—	—	—	—	10,236
March 31, 2024	705,604,549	$7,057	$7,823,209	$(9,033)	19,242,215	$(106,546)	$(4,785,520)	$2,929,167
Net loss	—	—	—	—	—	—	(262,333)	(262,333)
Other comprehensive income	—	—	—	7,084	—	—	—	7,084
Stock-based compensation	1,252,258	13	26,296	—	—	—	—	26,309
Public offerings, common stock, net of issuance costs	96,812,695	968	265,806	—	—	—	—	266,774
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	698,280	6	20	—	—	—	—	26
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	118,242	(324)	—	(324)
Earnouts from acquisitions paid in stock	2,625,628	26	18,215	—	—	—	—	18,241
Provision for common stock warrants	—	—	3,636	—	—	—	—	3,636
June 30, 2024	806,993,410	$8,070	$8,137,182	$(1,949)	19,360,457	$(106,870)	$(5,047,853)	$2,988,580

December 31, 2022	608,421,785	$6,084	$7,297,306	$(26,004)	18,076,127	$(96,261)	$(3,120,911)	$4,060,214
Net loss	—	—	—	—	—	—	(206,561)	(206,561)
Other comprehensive income	—	—	—	6,970	—	—	—	6,970
Stock-based compensation	228,954	2	43,300	—	—	—	—	43,302
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	620,250	6	668	—	—	—	—	674
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	169,787	(2,590)	—	(2,590)
Exercise of warrants	2,680,637	28	(28)	—	—	—	—	—
Provision for common stock warrants	—	—	19,641	—	—	—	—	19,641
March 31, 2023	611,951,626	$6,120	$7,360,887	$(19,034)	18,245,914	$(98,851)	$(3,327,472)	$3,921,650
Net loss	—	—	—	—	—	—	(236,398)	(236,398)
Other comprehensive income	—	—	—	5,270	—	—	—	5,270
Stock-based compensation	338,328	3	39,915	—	—	—	—	39,918
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	246,717	3	55	—	—	—	—	58
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	39,349	(364)	—	(364)
Exercise of warrants	6,623,794	66	(66)	—	—	—	—	—
Provision for common stock warrants	—	—	951	—	—	—	—	951
Earnouts from acquisitions paid in stock	927,042	9	7,991	—	—	—	—	8,000
June 30, 2023	620,087,507	$6,201	$7,409,733	$(13,764)	18,285,263	$(99,215)	$(3,563,870)	$3,739,085

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2024	2023
Operating activities
Net loss	$(558,109)	$(442,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	34,603	21,266
Amortization of intangible assets	9,434	9,755
Lower of cost or net realizable value inventory adjustment and provision for excess and obsolete inventory	53,359	11,760
Stock-based compensation	40,013	83,220
Loss on extinguishment of convertible senior notes	14,047	—
(Recoveries)/provision for losses on accounts receivable	(1,313)	896
Amortization of (premium)/discount of debt issuance costs on convertible senior notes and long-term debt	(718)	1,195
Provision for common stock warrants	10,327	14,302
Deferred income tax (benefit)/expense	(213)	1,512
Impairment	4,221	11,069
Loss on service contracts	7,292	856
Fair value adjustment to contingent consideration	(5,432)	24,077
Net realized loss on investments	—	(263)
Accretion of premium on available-for-sale securities	—	(5,949)
Lease origination costs	(2,467)	(5,567)
Change in fair value for equity securities	—	(8,917)
Loss on equity method investments	20,353	12,940
Changes in operating assets and liabilities that provide/(use) cash:
Accounts receivable	55,261	(88,091)
Inventory	(11,925)	(269,707)
Contract assets	(2,897)	(23,807)
Prepaid expenses and other assets	(20,864)	9,178
Accounts payable, accrued expenses, and other liabilities	(15,818)	(720)
Payments of contingent consideration	(9,164)	(2,895)
Deferred revenue and other contract liabilities	(42,456)	21,838
Net cash used in operating activities	(422,466)	(625,011)

Investing activities
Purchases of property, plant and equipment	(193,923)	(319,322)
Purchases of equipment related to power purchase agreements and equipment related to fuel delivered to customers	(11,022)	(19,309)
Proceeds from maturities of available-for-sale securities	—	908,749
Proceeds from sales of equity securities	—	76,263
Cash paid for non-consolidated entities and non-marketable equity securities	(63,713)	(40,894)
Net cash (used in)/provided by investing activities	(268,658)	605,487

Financing activities
Payments of contingent consideration	(1,836)	(10,105)
Proceeds from public and private offerings, net of transaction costs	572,120	—
Payments of tax withholding on behalf of employees for net stock settlement of stock-based compensation	(602)	(2,954)
Proceeds from exercise of stock options	67	732
Principal payments on long-term debt	(685)	(5,407)
Proceeds from finance obligations	—	77,589
Principal repayments of finance obligations and finance leases	(42,313)	(34,211)
Net cash provided by financing activities	526,751	25,644
Effect of exchange rate changes on cash	14,135	(2,139)
Decrease in cash and cash equivalents	(72,674)	(111,212)
(Decrease)/increase in restricted cash	(77,564)	115,193
Cash, cash equivalents, and restricted cash beginning of period	1,169,144	1,549,344
Cash, cash equivalents, and restricted cash end of period	$1,018,906	$1,553,325

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $5.2 million at June 30, 2024 and $4.0 million at June 30, 2023	$22,595	$20,101

Summary of non-cash activity
Recognition of right of use asset - finance leases	$163	$4,818
Recognition of right of use asset - operating leases	5,404	56,328
Net transfers between inventory and long-lived assets	19,349	705
Earnouts from acquisitions paid in common stock and warrants	18,241	8,000
Purchases of long lived asset from financing agreement	2,000	—
Accrued purchase of fixed assets, cash to be paid in subsequent period	84,339	109,490

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

Liquidity and Capital Resources

The Company’s working capital was $862.8 million as of June 30, 2024, which included unrestricted cash and cash equivalents of $62.4 million and restricted cash of $956.5 million. On January 17, 2024, the Company entered into the At Market Issuance Sales Agreement (the “Original ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $1.0 billion. As of February 23, 2024, the Company had $697.9 million remaining authorized for issuance under the Original ATM Agreement. On February 23, 2024, the Company and B. Riley entered into Amendment No. 1 to the Original ATM Agreement (the “Amendment” and, together with the Original ATM Agreement, the “ATM Agreement”) to increase the aggregate offering price of shares of the Company’s common stock available for future issuance under the Original ATM Agreement to $1.0 billion. Under the ATM Agreement, for a period of 18 months, the Company has the right at its sole discretion to direct B. Riley to act on a principal basis and purchase directly from the Company up to $11.0 million of shares of its common stock on any trading day (the “Maximum Commitment Advance Purchase Amount”) and up to $55.0 million of shares in any calendar week (the “Maximum Commitment Advance Purchase Amount Cap”). On and after June 1, 2024, so long as the Company’s market capitalization is no less than $1.0 billion, the Maximum Commitment Advance Purchase Amount will remain $11.0 million and the Maximum Commitment Advance Purchase Amount Cap will remain $55.0 million. If the Company’s market capitalization is less than $1.0 billion on and after June 1, 2024, the Maximum Commitment Advance Purchase Amount will be decreased to $10.0 million and the Maximum Commitment Advance Purchase Amount Cap will be decreased to $30.0 million. Since January 17, 2024, the Company has sold 189,411,442 shares of common stock for gross proceeds of $611.5 million. As of the date of filing of this Quarterly Report on Form 10-Q, the Company has a remaining $690.6 million available under the ATM Agreement.

On July 22, 2024, the Company sold 78,740,157 shares of its common stock at a public offering price of $2.54 per share for net proceeds of $191.0 million after deduction of the underwriting discount and related offering expenses in an underwritten public offering with Morgan Stanley & Co. LLC. The Company granted the underwriter a 30-day option to purchase up to an additional 11,811,023 shares of common stock at the public offering price, less the underwriting discount.

The Company believes that its working capital and cash position, together with its right to direct B. Riley to purchase shares directly from the Company under the ATM Agreement and its public offering of common stock completed in July 2024, will be sufficient to fund its on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited interim condensed consolidated financial statements.

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

Clean Hydrogen Production Tax Credit

Beginning in the second quarter of 2024, the Company has determined it qualifies for the clean hydrogen production tax credit (“PTC”) under Section 45V as part of the Inflation Reduction Act of 2022 (“IRA”) resulting from operation of the Company’s hydrogen production plant located in Georgia. As a result, the Company recorded approximately $1.3 million to the other assets financial statement line item of the unaudited interim condensed consolidated balance sheet and a reduction to the fuel delivered to customers and related equipment cost of revenue financial statement line item of the unaudited interim condensed consolidated statement of operations.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

There have been no significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

Recent Accounting Guidance Not Yet Effective

Other than the standards mentioned in our 2023 Form 10-K, all issued but not yet effective accounting and reporting standards as of June 30, 2024 are either not applicable to the Company or are not expected to have a material impact on the Company.

3. Extended Maintenance Contracts

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for sales of equipment, related infrastructure and other that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts, including changes due to the provision for loss accrual, releases to service cost of sales, increase to loss accrual related to customer warrants, and foreign currency translation adjustment (in thousands):

	Six months ended	Year ended
	June 30, 2024	December 31, 2023
Beginning balance	$137,853	$81,066
Provision for loss accrual	32,135	85,375
Releases to service cost of sales	(24,937)	(29,713)
Increase to loss accrual related to customer warrants	94	971
Foreign currency translation adjustment	(149)	154
Ending balance	$144,996	$137,853

The Company increased its loss accrual to $145.0 million for the six months ended June 30, 2024 primarily due to continued cost increases of GenDrive labor, parts and related overhead coupled with new GenDrive contracts entered into requiring provisions to be set up. As a result, the Company increased its estimated projected costs.

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

The potentially dilutive securities are summarized as follows:

	As of June 30,
	2024	2023
Stock options outstanding (1)	42,380,705	33,821,392
Restricted stock and restricted stock units outstanding (2)	6,282,815	5,529,831
Common stock warrants (3)	82,022,634	78,561,263
Convertible Senior Notes (4)	44,661,605	39,170,766
Number of dilutive potential shares of common stock	175,347,759	157,083,252
(1)	During the three months ended June 30, 2024 and 2023, the Company granted options for 7,107,625 and 6,782,043 shares of common stock, respectively. During the six months ended June 30, 2024 and 2023, the Company granted options for 7,420,625 and 6,876,593 shares of common stock, respectively.

(2)	During the three months ended June 30, 2024 and 2023, the Company granted 1,037,057 and 294,143 shares of restricted stock and restricted stock units, respectively. During the six months ended June 30, 2024 and 2023, the Company granted 1,054,057 and 388,693 shares of restricted stock and restricted stock units, respectively.

(3)	In May 2024, the Company issued warrants to purchase the Company’s shares of common stock and the Company filed a prospectus supplement registering for resale up to 3,461,371 shares of the Company’s common stock issuable upon exercise of the warrants that were issued in connection with an earn-out settlement agreement with Giner ELX, Inc. (“Giner”) as described in Note 15, “Fair Value Measurements”. The warrants have not been exercised as of June 30, 2024.

In August 2022, the Company issued a warrant to acquire up to 16,000,000 shares of the Company’s common stock as part of a transaction agreement with Amazon.com, Inc. (“Amazon”), subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements”. The warrant had not been exercised as of June 30, 2024 and 2023, respectively.

In April 2017, the Company issued a warrant to acquire up to 55,286,696 shares of the Company’s common stock as part of a transaction agreement with Amazon, subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements”. The warrant had been exercised with respect to 34,917,912 shares of the Company’s common stock as of June 30, 2024 and 2023.

In July 2017, the Company issued a warrant to acquire up to 55,286,696 shares of the Company’s common stock as part of a transaction agreement with Walmart, Inc. (“Walmart”), subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements”. The warrant had been exercised with respect to 13,094,217 shares of the Company’s common stock as of June 30, 2024 and 2023.

(4)	In March 2024, the Company exchanged $138.8 million in aggregate principal amount of the 3.75% Convertible Senior Notes for $140.4 million in aggregate principal amount of the 7.00% Convertible Senior Notes due 2026 (the “7.00% Convertible Senior Notes”) as described in Note 10, “Convertible Senior Notes”. There were no conversions of the 7.00% Convertible Senior Notes during the three and six months ended June 30, 2024 and 2023.

In May 2020, the Company issued $212.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes due 2025 (the “3.75% Convertible Senior Notes”) as described in Note 10, “Convertible Senior Notes”. There were no conversions of the 3.75% Convertible Senior Notes during the three and six months ended June 30, 2024 and 2023.

5. Inventory

Inventory as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials and supplies - production locations	$536,835	$564,818
Raw materials and supplies - customer locations	29,775	20,751
Work-in-process	144,544	149,574
Finished goods	228,380	226,110
Inventory	$939,534	$961,253

Inventory is comprised of raw materials, work-in-process, and finished goods. The Company had inventory reserves made up of excess and obsolete items and related lower of cost or net realizable value adjustments of $112.9 million and $85.2 million as of June 30, 2024 and December 31, 2023, respectively.

6. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Land	$5,706	$6,049
Construction in progress	891,606	1,109,896
Hydrogen production plants	364,703	77,107
Building and leasehold improvements	104,650	95,229
Software, machinery, and equipment	252,011	229,352
Property, plant and equipment	1,618,676	1,517,633
Less: accumulated depreciation	(108,983)	(81,456)
Property, plant and equipment, net	$1,509,693	$1,436,177

Construction in progress is primarily comprised of construction of three hydrogen production plants. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of capital asset construction and amortized over the useful lives of the related assets. During the three months ended June 30, 2024 and 2023, the Company capitalized $3.1 million and $2.0 million of interest, respectively. During the six months ended June 30, 2024 and 2023, the Company capitalized $5.2 million and $4.0 million of interest, respectively.

Depreciation expense related to property, plant and equipment was $13.1 million and $7.3 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense related to property, plant and equipment was $24.7 million and $12.8 million for the six months ended June 30, 2024 and 2023, respectively.

7. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of June 30, 2024 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	14 years	$102,822	$(23,818)	$79,004
Dry stack electrolyzer technology	10 years	29,000	(6,767)	22,233
Customer relationships, trade name and other	13 years	102,682	(25,581)	77,101
		$234,504	$(56,166)	$178,338

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

The change in the gross carrying amount of the acquired technology and customer relationships, trade name and other from December 31, 2023 to June 30, 2024 was due to foreign currency translation.

Amortization expense for acquired identifiable intangible assets for the three months ended June 30, 2024 and 2023 was $4.6 million and $4.8 million, respectively. Amortization expense for acquired identifiable intangible assets for the six months ended June 30, 2024 and 2023 was $9.4 million and $9.8 million, respectively.

The estimated amortization expense for subsequent years is as follows (in thousands):

Remainder of 2024	$9,380
2025	18,036
2026	16,462
2027	16,455
2028	16,046
2029 and thereafter	101,959
Total	$178,338

8. Accrued Expenses

Accrued expenses as of June 30, 2024 and December 31, 2023 consisted of (in thousands):

	June 30,	December 31,
	2024	2023
Accrued payroll and compensation related costs	$18,267	$32,584
Accrual for capital expenditures	16,684	83,781
Accrued accounts payable	55,203	64,767
Accrued sales and other taxes	19,797	17,207
Accrued interest	991	562
Accrued other	1,670	1,643
Total	$112,612	$200,544

9. Long-Term Debt

During the second quarter of 2024, the Company began repaying principal and interest on a $2.0 million allowance for tenant work related to its manufacturing facility in Slingerlands, NY. In accordance with ASC 842, Leases (“ASC 842”), the allowance is treated as a freestanding financial instrument separate from the facility lease and is accounted for as long-term debt. Plug is required to pay $249 thousand per year during the term which began coinciding with the facility lease commencement date on January 1, 2023. The terms of the allowance state that interest will accrue at 4.5% per annum over a 10 year period. The debt is scheduled to mature in 2032. During the three months ended June 30, 2024 and 2023 the Company repaid $42 thousand and $40 thousand of principal related to this outstanding debt. During the six months ended June 30, 2024 and 2023 the Company repaid $82 thousand and $80 thousand of principal related to this outstanding debt. The outstanding principal and carrying value of the debt was $1.8 million as of June 30, 2024.

In June 2020, the Company acquired debt as part of its acquisition of United Hydrogen Group Inc. During the three months ended June 30, 2024 and 2023, the Company repaid $0.3 million and $5.1 million of principal related to this outstanding debt. During the six months ended June 30, 2024 and 2023, the Company repaid $0.6 million and $5.4 million of principal related to this outstanding debt. The outstanding carrying value of the debt was $3.7 million as of June 30, 2024. The remaining outstanding principal on the debt was $4.9 million and the unamortized debt discount was $1.2 million, bearing varying interest rates ranging from 7.3% to 7.6%. The debt is scheduled to mature in 2026. As of June 30, 2024, the principal balance is due at each of the following dates as follows (in thousands):

December 31, 2024	2,757
December 31, 2025	1,200
December 31, 2026	900
Total outstanding principal	$4,857

10. Convertible Senior Notes

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

This transaction was accounted for as an extinguishment of debt. As a result, the Company recorded a loss on extinguishment of debt of $14.0 million in the unaudited interim condensed consolidated statement of operations during the first quarter of 2024. Loss on extinguishment of debt arises from the difference between the net carrying amount of the Company’s debt and the fair value of the assets transferred to extinguish the debt.

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

In certain circumstances, conversions of 7.00% Convertible Senior Notes in connection with “Make-Whole Fundamental Changes” (as defined in the Indenture) or conversions of 7.00% Convertible Senior Notes called for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 282.4859 shares of the Company’s common stock per $1,000 principal amount of 7.00% Convertible Senior Notes, subject to adjustment. In such circumstance, a maximum of 39,659,890 shares of common stock, subject to adjustment, may be issued upon conversion of the 7.00% Convertible Senior Notes. There were no conversions of the 7.00% Convertible Senior Notes during the three and six months ended June 30, 2024.

The 7.00% Convertible Senior Notes consisted of the following (in thousands):

June 30,
2024
Principal amounts:
Principal	$140,396
Unamortized debt premium, net of offering costs (1)	10,126
Net carrying amount	$150,522
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 7.00% Convertible Senior Notes for the three and six months ended June 30, 2024 (in thousands, except for the effective interest rate):

	Three months ended	Six months ended
	June 30, 2024	June 30, 2024
Interest expense	$2,450	$2,746
Amortization of premium	(1,314)	(1,473)
Total	$1,136	$1,273
Effective interest rate	3.0%	3.0%

The estimated fair value of the 7.00% Convertible Senior Notes as of June 30, 2024 was approximately $126.3 million. The fair value estimation was primarily based on a quoted price in an active market.

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of 3.75% Convertible Senior Notes. On March 12, 2024, the Company exchanged $138.8 million in aggregate principal amount of the 3.75% Convertible Senior Notes for $140.4 million in aggregate principal amount of the Company’s new 7.00% Convertible Senior Notes due 2026. Following the exchange, approximately $58.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes remained outstanding with terms unchanged. There were no conversions of the 3.75% Convertible Senior Notes during the three and six months ended June 30, 2024 and 2023.

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Principal amounts:
Principal	$58,462	$197,278
Unamortized debt issuance costs (1)	(408)	(2,014)
Net carrying amount	$58,054	$195,264
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 3.75% Convertible Senior Notes for the three and six months ended June 30, 2024 and 2023 (in thousands, except for the effective interest rate):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$548	$1,849	$2,238	$3,698
Amortization of debt issuance costs	108	334	424	665
Total	$656	$2,183	$2,662	$4,363
Effective interest rate	4.5%	4.5%	4.5%	4.5%

The estimated fair value of the 3.75% Convertible Senior Notes as of June 30, 2024 was approximately $54.5 million. The fair value estimation was primarily based on a quoted price in an active market.

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

There were no shares of common stock that settled in connection with the Common Stock Forward during the three and six months ended June 30, 2024 and 2023.

11. Stockholders’ Equity

At Market Issuance Sales Agreement

On January 17, 2024, the Company entered into an At Market Issuance Sales Agreement with B. Riley, pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $1.0 billion. As of February 23, 2024, the Company had $697.9 million remaining authorized for issuance under the ATM Agreement. On February 23, 2024, the Company amended the ATM Agreement to increase the amount of shares of the Company’s common stock available for sale under the ATM Agreement to $1.0 billion. During the three months ended June 30, 2024, the Company sold 96,812,695 shares of common stock at a weighted-average sales price of $2.80 per share for gross proceeds of $271.5 million with related issuance costs of $4.8 million. During the six months ended June 30, 2024, the Company sold 176,365,870 shares of common stock at a weighted-average sales price of $3.29 per share for gross proceeds of $580.8 million with related issuance costs of $8.7 million.

Public Offering of Common Stock

On July 22, 2024, the Company sold 78,740,157 shares of its common stock at a public offering price of $2.54 per share for net proceeds of $191.0 million after deduction of the underwriting discount and related offering expenses in an underwritten public offering with Morgan Stanley & Co. LLC. The Company granted the underwriter a 30-day option to purchase up to an additional 11,811,023 shares of common stock at the public offering price, less the underwriting discount.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale securities and foreign currency translation gains and losses. There were no reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023, respectively.

Net current-period other comprehensive income for the three months ended June 30, 2024 increased due to foreign currency translation gains of $7.1 million. Net current-period other comprehensive income for the three months ended June 30, 2023 increased due to unrealized gains on available-for-sale securities of $2.2 million and foreign currency translation gains of $3.1 million.

Net current-period other comprehensive income for the six months ended June 30, 2024 increased due to foreign currency translation gains of $4.9 million. Net current-period other comprehensive income for the six months ended June 30, 2023 increased due to unrealized gains on available-for-securities of $7.5 million and foreign currency translation gains of $4.7 million.

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

On August 24, 2022, 1,000,000 of the 2022 Amazon Warrant Shares associated with tranche 1 vested. The warrant fair value associated with the vested shares of tranche 1 of $20.4 million was capitalized to contract assets based on the grant date fair value and is subsequently amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. As of June 30, 2024 the balance of the contract asset related to tranche 1 was $19.0 million which is recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheet. During the second quarter of 2023, all 1,000,000 of the 2022 Amazon Warrant Shares associated with tranche 2 vested. The warrant fair value associated with the vested shares of tranche 2 was $20.4 million and was determined on the grant date of August 24, 2022. As of June 30, 2024 the balance of the contract asset related to tranche 2 was $19.0 million. Tranche 3 will vest over the next $1.0 billion of collections from Amazon and its affiliates. The grant date fair value of tranche 3 will also be amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. As of June 30, 2024 the balance of the contract asset related to tranche 3 was $1.5 million. Because the exercise price has yet to be determined, the fair value of tranche 4 will be remeasured at each reporting period end and amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement.

As of June 30, 2024 and December 31, 2023, 2,500,000 and 2,000,000 of the 2022 Amazon Warrant Shares had vested, respectively, and the 2022 Amazon Warrant had not been exercised. During the three and six months ended June 30, 2024 and 2023, there were no exercises with respect to the 2022 Amazon Warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the three months ended June 30, 2024 and 2023 was $1.7 million and $1.5 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the six months ended June 30, 2024 and 2023 was $2.4 million and $2.6 million, respectively.

The assumptions used to calculate the valuations of the 2022 Amazon Warrant as of August 24, 2022 and June 30, 2024 are as follows:

	Tranches 1-3	Tranche 4
	August 24, 2022	June 30, 2024
Risk-free interest rate	3.15%	4.24%
Volatility	75.00%	90.00%
Expected average term (years)	7.00	1.15
Exercise price	$22.98	$2.10
Stock price	$20.36	$2.33

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

As of June 30, 2024 and 2023, all 55,286,696 of the 2017 Amazon Warrant Shares had vested and the 2017 Amazon Warrant was exercised with respect to 34,917,912 shares of the Company’s common stock. During the three and six months ended June 30, 2024 and 2023, there were no exercises with respect to the 2017 Amazon Warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2017 Amazon Warrant during the three months ended June 30, 2024 and 2023 was $0.1 million and $0.1 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2017 Amazon Warrant during the six months ended June 30, 2024 and 2023 was $0.2 million and $0.2 million, respectively.

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

The exercise price for the first and second tranches of Walmart Warrant Shares was $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of the Walmart Warrant Shares is $6.28 per share, which was determined pursuant to the terms of the Walmart Warrant as an amount equal to 90% of the 30-day volume weighted average share price of the Company’s common stock as of October 30, 2023, the final vesting date of the second tranche of the Walmart Warrant Shares. The Walmart Warrant is exercisable through July 20, 2027. The Walmart Warrant provides for net share settlement that, if elected by the holder, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Walmart Warrant provides for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. The Walmart Warrant is classified as an equity instrument. As of June 30, 2024, the balance of the contract asset related to the Walmart Warrant was $5.4 million.

As of June 30, 2024 and December 31, 2023, 37,464,010 and 34,917,912 of the Walmart Warrant Shares had vested, respectively, and the Walmart Warrant was exercised with respect to 13,094,217 shares of the Company’s common stock. During the three and six months ended June 30, 2024 and 2023, there were no exercises with respect to the Walmart Warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended June 30, 2024 was $4.0 million compared to a negative provision for common stock warrants recorded as an addition to revenue of $1.5 million for the three months ended June 30, 2023. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the six months ended June 30, 2024 and 2023 was $7.7 million and $11.5 million, respectively.

13. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

Major products/services lines	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Sales of fuel cell systems	$13,148	$72,181	$32,149	$101,033
Sales of hydrogen infrastructure	13,235	58,647	25,531	107,515
Sales of electrolyzers	15,029	6,966	16,381	46,998
Sales of engineered equipment	4,406	8,819	8,622	16,572
Services performed on fuel cell systems and related infrastructure	13,034	8,701	26,057	17,798
Power purchase agreements	19,674	16,130	37,978	24,067
Fuel delivered to customers and related equipment	29,887	17,878	48,173	28,020
Sales of cryogenic equipment and liquefiers	30,970	69,673	62,400	126,262
Other	3,967	1,187	6,323	2,203
Net revenue	$143,350	$260,182	$263,614	$470,468

Contract balances

The following table provides information about receivables, contract assets and deferred revenue and contract liabilities from contracts with customers (in thousands):

	June 30,	December 31,
	2024	2023
Accounts receivable	$189,863	$243,811
Contract assets	162,431	155,989
Deferred revenue and contract liabilities	245,846	288,302

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

Significant changes in the contract assets and the deferred revenue and contract liabilities balances during the period are as follows (in thousands):

Contract assets	Six months ended	Year ended
	June 30, 2024	December 31, 2023
Transferred to receivables from contract assets recognized at the beginning of the period	$(12,959)	$(94,860)
Change in contract assets related to warrants	3,766	14,260
Impairment	—	(2,375)
Revenue recognized and not billed as of the end of the period	15,635	134,677
Net change in contract assets	$6,442	$51,702

Deferred revenue and contract liabilities	Six months ended	Year ended
	June 30, 2024	December 31, 2023
Increases due to customer billings, net of amounts recognized as revenue during the period	$21,195	$151,965
Change in contract liabilities related to warrants	219	440
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(63,870)	(94,001)
Net change in deferred revenue and contract liabilities	$(42,456)	$58,404

Estimated future revenue

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period, including provision for common stock warrants (in thousands):

	June 30,	Expected recognition
	2024	period (years)
Sales of fuel cell systems	$39,989	1 - 2
Sales of hydrogen installations and other infrastructure	30,317	1
Sales of electrolyzers	320,839	1 - 2
Sales of engineered equipment	11,186	1
Services performed on fuel cell systems and related infrastructure	134,469	5 - 10
Power purchase agreements	401,874	5 - 10
Fuel delivered to customers and related equipment	91,984	5 - 10
Sales of cryogenic equipment and other	71,944	1
Total estimated future revenue	$1,102,602

14. Income Taxes

The Company recorded $0.4 million of income tax benefit and $0.9 million of income tax benefit for the three months ended June 30, 2024 and 2023, respectively. The Company recorded $0.2 million of income tax benefit and $2.2 million of income tax benefit for the six months ended June 30, 2024 and 2023, respectively. The income tax benefit for the six months ended June 30, 2024 was due to an incremental change to the valuation allowance recorded in foreign jurisdictions. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its domestic net deferred tax assets, which remain fully reserved, and its valuation allowances recorded in foreign jurisdictions.

The domestic net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

The Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting has proposed a global minimum corporate tax rate of 15% on multi-national corporations, commonly referred to as the Pillar Two rules that has been agreed upon in principle by over 140 countries. Numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective beginning January 1, 2024, or are expected to enact similar legislation. As of June 30, 2024, the Company did not meet the consolidated revenue threshold and is not subject to the GloBE Rules under Pillar Two. The Company will continue to monitor the implementation of rules in the jurisdictions in which it operates.

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

There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2024. Financial instruments not recorded at fair value on a recurring basis include equity method investments that have not been remeasured or impaired in the current period, such as our investments in HyVia, AccionaPlug, SK Plug Hyverse and Clean H2 Infra Fund.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of June 30, 2024
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$90,620	$90,620	$—	$—	$90,620

	As of December 31, 2023
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	126,216	126,216	—	—	126,216

The liabilities measured at fair value on a recurring basis that have unobservable inputs and are therefore categorized as level 3 are related to contingent consideration. The fair value as of June 30, 2024 of $90.6 million is comprised of contingent consideration related to the Joule Processing LLC (“Joule”) acquisition in 2022 and the Frames Holding B.V. (“Frames”) acquisition in 2021.

In connection with the Joule acquisition, the Company initially recorded on its unaudited interim condensed consolidated balance sheet a liability of $41.7 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was $61.4 million and $75.5 million as of June 30, 2024 and December 31, 2023, respectively. The decrease compared to the year ended December 31, 2023 was primarily due to payments that reduced the fair value of the liability by $10.0 million during the first quarter of 2024. A decrease of $4.1 million was recorded in change in fair value of contingent consideration in the unaudited interim condensed consolidated statement of operations for the six months ended June 30, 2024, partially offset by an increase of $3.4 million for the three months ended June 30, 2024.

In connection with the Frames acquisition, the Company initially recorded on its unaudited interim condensed consolidated balance sheet a liability of $29.1 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was $29.2 million and $31.8 million as of June 30, 2024 and December 31, 2023, respectively. The decrease compared to the year ended December 31, 2023 was primarily due to a decrease of $1.6 million recorded in change in fair value of contingent consideration in the unaudited interim condensed consolidated statement of operations for the six months ended June 30, 2024, partially offset by an increase of $0.9 million for the three months ended June 30, 2024. A further decrease of $0.3 million and $1.0 million for the three and six months ended June 30, 2024 was due to foreign currency translation gains.

In connection with the United Hydrogen Group Inc. (“UHG”) acquisition, the Company initially recorded on its unaudited interim condensed consolidated balance sheet a liability of $1.1 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was $0 and $0.9 million as of June 30, 2024 and December 31, 2023, respectively. The decrease of $0.9 million was due to payments that reduced the fair value of the liability by $1.0 million during the three months ended June 30, 2024. Partially offsetting this decrease was an increase of $0 and $0.1 million recorded in change in fair value of contingent consideration in the unaudited interim condensed consolidated statement of operations during the three and six months ended June 30, 2024, respectively. The $1.0 million payment made during the second quarter of 2024 settled the remaining earn-out obligation.

In connection with the Giner acquisition, the Company initially recorded on its unaudited interim condensed consolidated balance sheet a liability of $16.0 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was $0 million and $18.0 million as of June 30, 2024 and December 31, 2023, respectively. The decrease of $18.0 million was due to payments that reduced the fair value of the liability by $18.2 million during the three months ended June 30, 2024. Furthermore, an increase of $0.2 million was recorded in change in fair value of contingent consideration in the unaudited interim condensed consolidated statement of operations for the six months ended June 30, 2024, partially offset by a decrease of $0.5 million for the three months ended June 30, 2024. The $18.2 million payment during the second quarter of 2024 was paid in common stock and warrants and settled the remaining obligation of the earn-out. As part of the $18.2 million settlement of Giner’s earn-out obligation on May 24, 2024, the Company issued warrants to purchase the Company’s shares of common stock and the Company filed a prospectus supplement registering for resale up to 3,461,371 shares of the Company’s common stock issuable upon exercise of the warrants that were issued in connection with such earn-out obligation. The warrants have not been exercised as of June 30, 2024.

In the unaudited interim condensed consolidated balance sheets, contingent consideration is recorded in the contingent consideration, loss accrual for service contracts, and other current liabilities financial statement line item, and was comprised of the following unobservable inputs as of June 30, 2024:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
Contingent consideration	$90,620	Scenario based method	Credit spread	13.51%
			Discount rate	17.91% - 18.41%
	90,620

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
	126,216

The change in the carrying amount of Level 3 liabilities during the six months ended June 30, 2024 was as follows (in thousands):

Six months ended
June 30, 2024
Beginning balance as of December 31, 2023	$126,216
Cash payments	(10,000)
Change in fair value of contingent consideration	(9,200)
Foreign currency translation adjustment	(690)
Ending balance as of March 31, 2024	$106,326
Cash payments	(1,000)
Payment settled in common stock and warrants	(18,241)
Change in fair value of contingent consideration	3,768
Foreign currency translation adjustment	(233)
Ending balance as of June 30, 2024	$90,620

16. Investments

Equity Method Investments

As of June 30, 2024 and December 31, 2023, the Company accounted for the following investments in the investee’s common stock under the equity method, which are included in the investments in non-consolidated entities and non-marketable equity securities on the unaudited interim condensed consolidated balance sheets (amounts in thousands):

		As of June 30, 2024		As of December 31, 2023
	Formation	Common Stock	Carrying	Common Stock	Carrying
Investee	Date	Ownership %	Value	Ownership %	Value
HyVia	Q2 2021	50%	$10,445	50%	$(2,068)
AccionaPlug	Q4 2021	50%	3,816	50%	3,198
Clean H2 Infra Fund	Q4 2021	5%	26,510	5%	13,357
SK Plug Hyverse	Q1 2022	49%	53,424	49%	41,609
			$94,195		$56,096

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

During the three months ended June 30, 2024, the Company contributed approximately $16.1 million, $0, $16.0 million and $9.7 million to HyVia, AccionaPlug, SK Plug Hyverse and Clean H2 Infra Fund, respectively. During the three months ended June 30, 2023, the Company contributed approximately $0, $0.8 million, $0 and $3.3 million to HyVia, AccionaPlug, SK Plug Hyverse and Clean H2 Infra Fund, respectively.

During the six months ended June 30, 2024, the Company contributed approximately $32.3 million, $1.7 million, $16.0 million and $13.7 million to HyVia, AccionaPlug, SK Plug Hyverse and Clean H2 Infra Fund, respectively. During the six months ended June 30, 2023, the Company contributed approximately $22.3 million, $0.8 million, $17.8 million and $3.3 million to HyVia, AccionaPlug, SK Plug Hyverse and Clean H2 Infra Fund, respectively.

The Company’s capital commitments related to its equity method investments as of June 30, 2024 includes $23.7 million to be made during the remainder of 2024.

17. Operating and Finance Lease Liabilities

As of June 30, 2024, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash and security deposits (see also Note 19, “Commitments and Contingencies”) as summarized below. These leases expire over the next one to seven years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote. At the end of the lease term, the leased assets may be returned to the lessor by the Company, the Company may negotiate with the lessor to purchase the assets at fair market value, or the Company may negotiate with the lessor to renew the lease at market rental rates. No residual value guarantees are contained in the leases. No financial covenants are contained within the lease; however, the lease contains customary operational covenants such as the requirement that the Company properly maintain the leased assets and carry appropriate insurance. The leases include credit support in the form of either cash, collateral or letters of credit. See Note 19, “Commitments and Contingencies”, for a description of cash held as security associated with the leases.

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of June 30, 2024 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
Remainder of 2024	$50,083	$6,041	$56,124
2025	95,589	15,000	110,589
2026	86,743	12,142	98,885
2027	73,066	8,260	81,326
2028	50,655	1,931	52,586
2029 and thereafter	149,565	3,300	152,865
Total future minimum payments	505,701	46,674	552,375
Less imputed interest	(175,045)	(5,942)	(180,987)
Total	$330,656	$40,732	$371,388

Rental expense for all operating leases was $25.9 million and $23.3 million for the three months ended June 30, 2024 and 2023, respectively. Rental expense for all operating leases was $52.2 million and $45.2 million for the six months ended June 30, 2024 and 2023, respectively.

As of both June 30, 2024 and December 31, 2023, security deposits associated with sale/leaseback transactions were $7.4 million, and were included in other assets in the unaudited interim condensed consolidated balance sheets.

Other information related to the operating leases are presented in the following table:

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash payments - operating cash flows (in thousands)	$49,932	$43,304
Weighted average remaining lease term (years)	7.15	6.16
Weighted average discount rate	11.3%	11.2%

Finance lease costs include amortization of the right of use assets (i.e., depreciation expense) and interest on lease liabilities (i.e., interest and other expense, net in the unaudited interim condensed consolidated statement of operations) and were $1.8 million and $1.9 million for the three months ended June 30, 2024, and 2023, respectively, and were $3.7 million and $3.7 million for the six months ended June 30, 2024, and 2023, respectively.

As of June 30, 2024 and December 31, 2023, the right of use assets associated with finance leases, net was $54.7 million and $57.3 million, respectively. The accumulated depreciation for these right of use assets was $11.2 million and $9.0 million at June 30, 2024 and December 31, 2023, respectively.

Other information related to the finance leases are presented in the following table:

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash payments - operating cash flows (in thousands)	$1,488	$1,587
Cash payments - financing cash flows (in thousands)	$4,586	$4,153
Weighted average remaining lease term (years)	3.47	3.47
Weighted average discount rate	6.8%	6.8%

18. Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation. The outstanding balance of this obligation as of June 30, 2024 was $314.8 million, $76.7 million and $238.1 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at December 31, 2023 was $350.8 million, $74.0 million and $276.8 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet. The amount is amortized using the effective interest method. Interest expense recorded related to finance obligations for the three months ended June 30, 2024 and 2023 was $9.4 million and $9.8 million, respectively. Interest expense recorded related to finance obligations for the six months ended June 30, 2024 and 2023 was $19.4 million and $19.0 million, respectively.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions as of June 30, 2024 was $15.9 million, $8.9 million and $7.0 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at December 31, 2023 was $17.6 million, $10.0 million and $7.6 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet.

Future minimum payments under finance obligations notes above as of June 30, 2024 were as follows (in thousands):

			Total
	Sale of Future	Sale/Leaseback	Finance
	Revenue - Debt	Financings	Obligations
Remainder of 2024	$54,902	$8,715	$63,617
2025	104,547	2,229	106,776
2026	87,824	2,229	90,053
2027	71,253	2,229	73,482
2028	51,188	2,015	53,203
2029 and thereafter	25,504	1,131	26,635
Total future minimum payments	395,218	18,548	413,766
Less imputed interest	(80,437)	(2,676)	(83,113)
Total	$314,781	$15,872	$330,653

Other information related to the above finance obligations are presented in the following table:

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash payments (in thousands)	$57,319	$49,256
Weighted average remaining term (years)	4.06	4.78
Weighted average discount rate	11.3%	11.2%

The fair value of the Company’s total finance obligations approximated their carrying value as of June 30, 2024 and December 31, 2023.

19. Commitments and Contingencies

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $525.6 million and $573.5 million was required to be restricted as security as of June 30, 2024 and December 31, 2023, respectively, which restricted cash will be released over the lease term. As of June 30, 2024 and December 31, 2023, the Company also had certain letters of credit backed by security deposits totaling $340.7 million and $370.7 million, respectively, of which $305.6 million and $340.0 million are security for the above noted sale/leaseback agreements, respectively, and $35.1 million and $30.7 million are customs related letters of credit, respectively.

As of June 30, 2024 and December 31, 2023, the Company had $77.1 million and $76.8 million held in escrow related to the construction of certain hydrogen production plants, respectively.

The Company also had $0.1 million and $1.2 million of consideration held by our paying agent in connection with each of the Joule and CIS acquisitions, respectively, reported as restricted cash as of June 30, 2024, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheet. Additionally, the Company had $11.8 million and $11.7 million in restricted cash as collateral resulting from the Frames acquisition as of June 30, 2024 and December 31, 2023, respectively.

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

A consolidated stockholder derivative action relating to the claims and allegations in the 2021 Securities Action is pending in the Court of Chancery for the State of Delaware, styled In re Plug Power Inc. Stockholder Derivative Litigation, Cons. C.A. No. 2022-0569-KSJM (Del. Ch.). By stipulation and order, the consolidated action was stayed until motions to dismiss were finally resolved in the 2021 Securities Action. On March 8, 2024, the alleged stockholder plaintiffs filed a consolidated amended complaint in which claims have been asserted against our officers Andrew J. Marsh, Paul B. Middleton, Gerard L. Conway, Jr., and Keith Schmid, and against our current or former directors George C. McNamee, Gary K. Willis, Maureen O. Helmer, Johannes M. Roth, Gregory L. Kenausis, Lucas Schneider, and Jonathan Silver. The Company is named as nominal defendant. Based on allegations in the first and second amended complaints in the 2021 Securities Action, the plaintiffs assert claims against the individual defendants for alleged breaches of fiduciary duty, disgorgement, and unjust enrichment based on alleged transactions in the Company’s securities while allegedly in possession of material non-public information concerning (i) the Company’s financial accounting prior to the announcement that the Company would need to restate certain financial statements and (ii) the potential amendment and termination of a warrant agreement between the Company and a significant customer. On May 10, 2024, the Company, as nominal defendant, and all of the individual defendants filed a motion to dismiss (a) for failure to make a pre-suit demand or to adequately allege demand futility and (b) by the individual defendants, for failure to state a claim. Oral argument has been scheduled on the motion to be held on September 20, 2024.

On May 13, 2021, alleged stockholder Romario St. Clair filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims derivatively on behalf of the Company against certain current or former directors and officers of the Company. The action is styled St. Clair v. Plug Power Inc. et al., Index No. 653167/2021 (N.Y. Sup. Ct., N.Y. Cty.). By stipulation and order, the action was stayed until motions to dismiss were finally resolved in the 2021 Securities Action. On March 25, 2024, the alleged stockholder plaintiff filed an amended complaint in which claims have been asserted against Mr. Marsh, Mr. Middleton, Mr. McNamee, Mr. Willis, Ms. Helmer, Mr. Kenausis, Mr. Roth, Mr. Schneider, and Mr. Silver, with the Company named as nominal defendant. As had been alleged in the 2021 Securities Action, the amended complaint alleges that the individual defendants knew or consciously disregarded that the Company was experiencing known but undisclosed material weaknesses in its internal controls over financial reporting and had made certain accounting errors later corrected in the Company’s financial restatement in 2021. The complaint further alleges that Mr. Marsh and Mr. Middleton engaged in transactions in the Company’s securities before these issues were disclosed. The plaintiff asserts claims against the individual defendants, derivatively on behalf of the Company, for breach of fiduciary and unjust enrichment. On July 12, 2024, the parties filed a stipulation of discontinuance of the action without prejudice, which the Court approved in an order entered on the same date.

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

2024 Securities Litigation

On March 22, 2024, Ete Adote filed a complaint in the United States District Court for the Northern District of New York asserting claims under the federal securities laws against the Company, Mr. Marsh, and Mr. Middleton, on behalf of an alleged class of purchasers of Plug common stock between May 9, 2023 and January 16, 2024, styled Adote v. Plug Power, Inc. et al., No. 1:24-cv-00406-MAD-DJS (N.D.N.Y.). The allegations in the 2024 Securities Action are substantially similar to those in the consolidated 2023 Securities Action but cover a different putative class period that extends into 2024. On April 30, 2024, a second complaint asserting substantially similar claims against the same defendants, but on behalf of a putative class of purchasers of Plug Power common stock between March 1, 2023 and January 16, 2024, was filed in the Northern District of New York, styled Lee v. Plug Power, et al., No. 1:24;cv-0598-MAD-DJS (N.D.N.Y.). The Court has approved stipulations in both actions extending the time for all defendants to respond to any pleading until after the Court appoints lead plaintiff(s).

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

On July 24, 2023, an action entitled Felton v. Plug Power, Inc., Case No. 1:23-cv-887, was filed in the U.S. District Court for the Northern District of New York asserting claims against the Company pursuant to the New York State Human Rights Law. The complaint asserts that the plaintiff is seeking damages to redress injuries suffered as a result of harassment and discrimination on the basis of his race, together with creating a hostile work environment, and retaliation. Plug disagrees with plaintiff’s representations about his time at Plug and intends to vigorously defend against his allegations. Plaintiff’s counsel moved to withdraw from the case, which the court approved on March 18, 2024, and therefore plaintiff is now pro se. The current discovery deadline is October 22, 2024.

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

As of June 30, 2024, one customer comprised approximately 15.2% of the Company’s consolidated accounts receivable balance. At December 31, 2023, one customer comprised approximately 21.5% of the Company’s consolidated accounts receivable balance.

For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer. For the three months ended June 30, 2024 and 2023, three and two customers accounted for 46.8% and 63.0% of total consolidated revenues, respectively. For the six months ended June 30, 2024 and 2023, two customers accounted for 39.9% and 41.9% of total consolidated revenues, respectively.

Guarantee

On May 30, 2023, our joint venture, HyVia, entered into a government grant agreement with Bpifrance. As part of the agreement, our wholly-owned subsidiary, Plug Power France, was required to issue a guarantee to Bpifrance in the amount of €20 million through the end of January 2027. Plug Power France is liable to the extent of the guarantee for sums due to Bpifrance from HyVia under the agreement based on the difference between the total amount paid by Bpifrance and the final amount certified by HyVia and Bpifrance. As part of the agreement, there are certain milestones that HyVia is required to meet, and the nonperformance of these milestones or termination of this agreement could result in this guarantee being called upon. As of June 30, 2024, no payments related to this guarantee have been made by the Company and Plug Power France did not record a liability for this guarantee as the likelihood of the guarantee being called upon is remote.

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

Future payments under non-cancelable unconditional purchase obligations with a remaining term in excess of one year as of June 30, 2024, were as follows (in thousands):

Remainder of 2024	$27,185
2025	8,023
2026	8,023
2027	2,638
2028	—
2029 and thereafter	—
Total	45,869

20. Employee Benefit Plans

2011 and 2021 Stock Option and Incentive Plan

The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options and restricted stock and restricted stock unit awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized, excluding the Company’s matching contributions of $3.1 million and $3.0 million to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were $22.7 million and $36.9 million for the three months ended June 30, 2024 and 2023, respectively. Stock-based compensation costs recognized, excluding the Company’s matching contributions of $6.3 million and $6.0 million to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were $33.1 million and $77.0 million for the six months ended June 30, 2024 and 2023, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in our 2023 Form 10-K.

The components and classification of stock-based compensation expense, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cost of sales	$2,079	$2,439	$4,085	$5,116
Research and development	2,251	1,765	4,593	4,047
Selling, general and administrative	18,416	32,657	24,440	67,886
	$22,746	$36,861	$33,118	$77,049

Option Awards

The Company issues options that are time and performance-based awards. All option awards are determined to be classified as equity awards.

Service Stock Options Awards

The following table reflects the service stock option activity for the six months ended June 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding at December 31, 2023	17,336,362	$11.37	7.86	$11,391
Options exercisable at December 31, 2023	8,288,944	11.84	6.18	7,250
Options unvested at December 31, 2023	9,047,418	10.94	9.39	4,141
Granted	4,968,125	2.51	—	—
Exercised	(32,500)	2.15	—	—
Forfeited	(2,018,782)	18.42	—	—
Options outstanding at June 30, 2024	20,253,205	$8.51	7.53	$464
Options exercisable at June 30, 2024	7,954,524	11.15	5.66	464
Options unvested at June 30, 2024	12,298,681	$6.80	8.75	$—

The weighted average grant date fair value of the service stock options granted during the six months ended June 30, 2024 and 2023 was $1.78 and $6.76, respectively. The total intrinsic fair value of service stock options exercised during the six months ended June 30, 2024 and 2023 was $39 thousand and $1.8 million, respectively. The total fair value of the service stock options that vested during the six months ended June 30, 2024 and 2023 was approximately $8.2 million and $9.8 million, respectively.

Compensation cost associated with service stock options represented approximately $5.4 million and $6.9 million of the total share-based payment expense recorded for the three months ended June 30, 2024 and 2023, respectively. Compensation cost associated with service stock options represented approximately $12.3 million and $15.2 million of the total share-based payment expense recorded for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was approximately $39.7 million of unrecognized compensation cost related to service stock option awards to be recognized over the weighted average remaining period of 1.98 years.

Performance Stock Option Awards

The following table reflects the performance stock option award activity for the six months ended June 30, 2024. Solely for the purposes of this table, the number of performance options is based on participants earning the maximum number of performance options (i.e. 200% of the target number of performance options):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding at December 31, 2023	21,925,000	$21.32	5.27	$—
Options exercisable at December 31, 2023	2,782,000	26.9	4.7	—
Options unvested at December 31, 2023	19,143,000	20.50	5.35	—
Granted	2,452,500	2.41	6.82	—
Exercised	—	—	—	—
Forfeited	(2,250,000)	—	—	—
Options outstanding at June 30, 2024	22,127,500	$19.33	4.94	$—
Options exercisable at June 30, 2024	4,038,667	20.99	4.74	—
Options unvested at June 30, 2024	18,088,833	$18.96	4.98	$—

The weighted average grant-date fair value of the performance stock options granted during the six months ended June 30, 2024 and 2023 was $0.53 and $4.32, respectively. There were no performance stock options exercised during the six months ended June 30, 2024 or 2023. The total fair value of the performance stock options that vested was $5.6 million and $0 during the six months ended June 30, 2024 and 2023, respectively.

Compensation cost associated with performance stock options represented approximately $7.9 million and $17.9 million of the total share-based payment expense recorded for the three months ended June 30, 2024 and 2023, respectively. Compensation cost associated with performance stock options represented approximately $1.8 million and $35.3 million of the total share-based payment expense recorded for the six months ended June 30, 2024 and 2023, respectively. Compensation cost for the six months ended June 30, 2024 includes non-cash reversals due to forfeitures of unvested performance stock options of ($15.2) million during the first quarter of 2024. The non-cash compensation expense reversals were offset by compensation costs of $17.0 million during the six months ended June 30, 2024. As of June 30, 2024, there was approximately $14.4 million of unrecognized compensation cost related to performance stock option awards to be recognized over the weighted average remaining period of 1.43 years.

As of June 30, 2024, there were 3,904,333 unvested performance stock options for which the employee requisite service period had not been rendered but were expected to vest. The aggregate intrinsic value of these unvested performance stock options was $0 as of June 30, 2024. The weighted average exercise price of these unvested performance stock options was $14.66 and the weighted average remaining contractual term was 5.29 years as of June 30, 2024.

Restricted Common Stock and Restricted Stock Unit Awards

The following table reflects the restricted common stock and restricted stock unit activity for the six months ended June 30, 2024 (in thousands except share amounts):

		Weighted	Aggregate
		Average Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested restricted stock at December 31, 2023	6,732,884	$15.66	$30,298
Granted	1,054,057	2.85	—
Vested	(573,045)	17.84	—
Forfeited	(931,081)	17.88	—
Unvested restricted stock at June 30, 2024	6,282,815	$12.98	$14,639

The weighted average grant-date fair value of the restricted common stock and restricted stock unit awards granted during the six months ended June 30, 2024 and 2023 was $2.85 and $10.42, respectively. The total fair value of restricted shares of common stock and restricted stock unit awards that vested for the six months ended June 30, 2024 and 2023 was $10.2 million and $16.8 million, respectively.

Compensation cost associated with restricted common stock and restricted stock unit awards represented approximately $9.4 million and $12.0 million for the three months ended June 30, 2024 and 2023, respectively. Compensation cost associated with restricted common stock and restricted stock unit awards represented approximately $19.0 million and $26.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $51.5 million of unrecognized compensation cost related to restricted common stock and restricted stock unit awards to be recognized over the weighted average period of 1.65 years.

Included in the total unvested restricted common stock and restricted stock units as of June 30, 2024, there were 375,000 restricted common stock units outstanding with a performance target. The Company recorded expense associated with the restricted common stock units with a performance target of $0.7 million and $0 for the three months ended June 30, 2024 and 2023, respectively. The Company recorded expense associated with the restricted common stock units with a performance target of $1.3 million and $0 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 there was $1.8 million of unrecognized compensation cost related to the restricted common stock units outstanding with a performance target to be recognized over the weighted average period of 2.08 years.

401(k) Savings & Retirement Plan

The Company issued 2,085,222 shares of common stock and 547,174 shares of common stock pursuant to the Plug Power Inc. 401(k) Savings & Retirement Plan during the six months ended June 30, 2024 and 2023, respectively.

The Company’s expense for this plan was approximately $3.1 million and $3.0 million during the three months ended June 30, 2024 and 2023, respectively. The Company’s expense for this plan was approximately $6.3 million and $6.0 million during the six months ended June 30, 2024 and 2023, respectively.

Non-Employee Director Compensation

The Company granted 73,632 shares of common stock and 11,466 shares of common stock to non-employee directors as compensation during the three months ended June 30, 2024 and 2023, respectively. The Company granted 127,230 shares of common stock and 21,782 shares of common stock to non-employee directors as compensation during the six months ended June 30, 2024 and 2023, respectively. All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.2 million and $0.1 million during the three months ended June 30, 2024 and 2023, respectively. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.4 million and $0.2 million during the six months ended June 30, 2024 and 2023, respectively.

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

The revenue and long-lived assets based on geographic location are as follows (in thousands):

	Revenues		Revenues		Long-Lived Assets
	Three months ended		Six months ended		As of
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	June 30, 2024	December 31, 2023
North America	$113,113	$235,521	$218,849	$397,327	$1,903,747	$1,881,315
Europe	21,182	12,143	29,756	52,259	151,268	122,489
Asia	4,112	5,998	9,179	9,280	—	—
Other	4,943	6,520	5,830	11,602	2,854	884
Total	$143,350	$260,182	$263,614	$470,468	$2,057,869	$2,004,688

22. Related Party Transactions

HyVia

Our 50/50 joint venture, HyVia, manufactures and sells fuel cell powered electric light commercial vehicles (“FCE-LCVs”) and supplies hydrogen fuel and fueling stations to support the FCE-LCV market, in each case primarily in Europe. For the three months ended June 30, 2024 and 2023, we recognized related party total revenue of $0.7 million and $2.3 million, respectively. For the six months ended June 30, 2024 and 2023, we recognized related party total revenue of $3.8 million and $6.1 million, respectively. As of June 30, 2024 and December 31, 2023, we had related party outstanding accounts receivable of $0.6 million and $2.3 million, respectively.

SK Plug Hyverse

Our 49/51 joint venture, SK Plug Hyverse, aims to provide hydrogen fuel cell systems, hydrogen fueling stations, electrolyzers and clean hydrogen to the Korean and other selected Asian markets. For the three months ended June 30, 2024 and 2023, we recognized related party total revenue of $1.1 million and $0.8 million, respectively. For the six months ended June 30, 2024 and 2023, we recognized related party total revenue of $4.5 million and $1.0 million, respectively. As of June 30, 2024 and December 31, 2023, we had related party outstanding accounts receivable of $0.5 million and $1.7 million, respectively.

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

The determination of when we accrue for involuntary termination benefits under restructuring plans depends on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. We account for involuntary termination benefits that are provided pursuant to one-time benefit arrangements in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”) whereas involuntary termination benefits that are part of an ongoing written or substantive plan are accounted for in accordance with ASC 712, Nonretirement Postemployment Benefits (“ASC 712”). We accrue a liability for termination benefits under ASC 420 in the period in which the plan is communicated to the employees and the plan is not expected to change significantly. For ongoing benefit arrangements, inclusive of statutory requirements, we accrue a liability for termination benefits under ASC 712 when the existing situation or set of circumstances indicates that an obligation has been incurred, it is probable the benefits will be paid, and the amount can be reasonably estimated. The restructuring charges that have been incurred but not yet paid are recorded in accrued expenses and other current liabilities in our unaudited interim condensed consolidated balance sheets, as they are expected to be paid within the next twelve months.

During the three months ended June 30, 2024, we incurred $1.6 million in restructuring costs recorded as severance expenses of $1.6 million and other restructuring costs of $49 thousand in the restructuring financial statement line item in the unaudited interim condensed consolidated statement of operations. During the six months ended June 30, 2024, we incurred $7.6 million in restructuring costs recorded as severance expenses of $6.8 million and other restructuring costs of $0.8 million in the restructuring financial statement line item in the unaudited interim condensed consolidated statement of operations. We expect to incur another $0.1 million in restructuring costs in subsequent quarters, which are primarily related to severance expenses, and are expected to be incurred during the third quarter of 2024. The actual timing and amount of costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.

Severance expense recorded during the three and six months ended June 30, 2024 in accordance with ASC 420 was a result of the separation of full-time employees associated with the Restructuring Plan. As of June 30, 2024, $1.6 million of accrued severance-related costs were included in accrued expenses in our unaudited interim condensed consolidated balance sheets and are expected to be paid during the third quarter of 2024. Other costs are represented by (1) $0.2 million of legal and professional services costs, and (2) $0.6 million of other one-time employee termination benefits. As of June 30, 2024, $28 thousand of accrued other costs were included in accrued expenses in our unaudited interim condensed consolidated balance sheets and are expected to be paid during the third quarter of 2024.

24. Subsequent Events

Common Stock At Market Issuance Sales Agreement

From June 30, 2024 through the date of filing of this Quarterly Report on Form 10-Q, the Company sold 13,045,572 shares of common stock at a weighted-average sales price of $2.35 per share for gross proceeds of $30.7 million with related issuance costs of $0.5 million.

Public Offering of Common Stock

On July 22, 2024, the Company sold 78,740,157 shares of its common stock at a public offering price of $2.54 per share for net proceeds of $191.0 million after deduction of the underwriting discount and related offering expenses in an underwritten public offering with Morgan Stanley & Co. LLC. The Company granted the underwriter a 30-day option to purchase up to an additional 11,811,023 shares of common stock at the public offering price, less the underwriting discount.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim condensed consolidated financial statements and notes thereto included within this Quarterly Report on Form 10-Q, and our audited and notes thereto included in our 2023 Form 10-K. In addition to historical information, this Quarterly Report on Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases, you can identify these statements by forward-looking words such as “believe”, “could”, “continue”, “estimate”, “expect”, “forecast”, “intend”, “may”, “should”, “will”, “would”, “plan”, “project” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

●	the anticipated benefits and actual savings and costs resulting from the implementation of the Restructuring Plan that was announced in February 2024;
●	our ability to achieve our business objectives and to continue to meet our obligations, which is dependent upon our ability to maintain a certain level of liquidity and will depend in part on our ability to manage our cash flows, including successfully implementing our cost savings initiatives;
●	the risk that we continue to incur losses and might never achieve or maintain profitability;
●	the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us;
●	the risk that we may not be able to expand our business or manage our future growth effectively;
●	the risk of loss related to an inability to maintain an effective system of internal control over financial reporting;
●	the risk that delays in or not completing our product development and hydrogen plant construction goals may adversely affect our revenue and profitability;
●	the risk that we may not be able to obtain from our hydrogen suppliers a sufficient supply of hydrogen at competitive prices or the risk that we may not be able to produce hydrogen internally at competitive prices;
●	our ability to achieve the forecasted revenue and costs on the sale of our products;
●	the risk that we may not be able to convert all of our estimated future revenue into revenue and cash flows;
●	the risk that purchase orders may not ship, be installed and/or converted to revenue, in whole or in part;
●	the risk that some or all of the recorded intangible assets and property, plant, and equipment could be subject to impairment;
●	the risks associated with global economic uncertainty, including inflationary pressures, fluctuating interest rates, currency fluctuations, and supply chain disruptions;
●	the risk of elimination, reduction of, or changes in qualifying criteria for government subsidies and economic incentives for alternative energy products, including with regards to the impact of the Inflation Reduction Act on our business;
●	the risk that our lack of extensive experience in manufacturing and marketing of certain of our products may impact our ability to manufacture and market said products on a profitable and large-scale commercial basis;
●	the risk that a sale or issuance of a significant number of shares of stock could depress the market price of our common stock;
●	the risk of dilution to our stockholders and/or impact to our stock price should we need to raise additional capital;
●	the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability;
●	our ability to leverage, attract and retain key personnel;
●	the risk of increased costs associated with legal proceedings and legal compliance;
●	the risk that a loss of one or more of our major customers, or the delay in payment or the failure to pay receivables by one of our major customers, could have a material adverse effect on our financial condition;
●	the risk of potential losses related to any contract disputes;

●	the risk of potential losses related to any product liability claims;
●	the cost and timing of developing, marketing, and selling our products;
●	the risks involved with participating in joint ventures, including our ability or inability to execute our strategic growth plan through joint ventures;
●	our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers;
●	the cost and availability of fuel and fueling infrastructures for our products;
●	the risk that our convertible senior notes, if settled in cash, could have a material adverse effect on our financial results;
●	the risk that our convertible note hedges may affect the value of our convertible senior notes and our common stock;
●	the risks related to the use of flammable fuels in our products;
●	the risks, liabilities, and costs related to environmental, health, and safety matters;
●	market acceptance of our products and services;
●	our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution, and servicing, and the supply of key product components;
●	the risk that we may be unable to successfully pursue, integrate, or execute upon our new business ventures;
●	the cost and availability of components and parts for our products;
●	the risk that possible new tariffs could have a material adverse effect on our business;
●	our ability to develop commercially viable products;
●	our ability to reduce product and manufacturing costs;
●	our ability to successfully market, distribute and service our products and services internationally;
●	our ability to improve system reliability for our products;
●	competitive factors, such as price competition and competition from other traditional and alternative energy companies;
●	our ability to protect our intellectual property;
●	the risks related to our operational dependency on information technology and the risk of the failure of such technology, including failure to effectively prevent, detect, and recover from security compromises or breaches, including cyber-attacks;
●	the cost of complying with current and future federal, state and international governmental regulations;
●	the risks associated with past and potential future acquisitions;
●	the risks associated with geopolitical instability, including the conflicts in the Middle East and between Russia and Ukraine as well as tensions between U.S. and China and neighboring regions; and
●	the volatility of our stock price.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks discussed in the section titled “Risk Factors” included under Part I, Item 1A, in our 2023 Form 10-K and supplemented by Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from these contained in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. These forward-looking statements speak only as of the date on which the statements were made. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

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

The amount of provision for the Amazon and Walmart Warrants recorded as a reduction of revenue during the three and six months ended June 30, 2024 and 2023, respectively, is shown in the table below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Sales of equipment, related infrastructure and other	$(661)	$(692)	$(2,928)	$(1,126)
Services performed on fuel cell systems and related infrastructure	(531)	(311)	(979)	(685)
Power purchase agreements	(1,713)	783	(2,787)	(6,402)
Fuel delivered to customers and related equipment	(2,927)	93	(3,633)	(6,089)
Total	$(5,832)	$(127)	$(10,327)	$(14,302)

Net revenue, cost of revenue, gross profit/(loss) and gross margin/(loss) for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three months ended				Six months ended
	June 30,				June 30,
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin	Net Revenue	Revenue	Profit/(Loss)	Margin/(Loss)
For the period ended June 30, 2024:
Sales of equipment, related infrastructure and other	$76,788	$129,911	$(53,123)	(69.2)%	$145,083	$265,036	$(119,953)	(82.7)%
Services performed on fuel cell systems and related infrastructure	13,034	13,730	(696)	(5.3)%	26,057	26,687	(630)	(2.4)%
Provision for loss contracts related to service	—	16,484	(16,484)	N/A	—	32,229	(32,229)	N/A
Power purchase agreements	19,674	54,312	(34,638)	(176.1)%	37,978	109,540	(71,562)	(188.4)%
Fuel delivered to customers and related equipment	29,887	58,317	(28,430)	(95.1)%	48,173	116,890	(68,717)	(142.6)%
Other	3,967	1,851	2,116	53.3%	6,323	3,562	2,761	43.7%
Total	$143,350	$274,605	$(131,255)	(91.6)%	$263,614	$553,944	$(290,330)	(110.1)%
For the period ended June 30, 2023:
Sales of equipment, related infrastructure and other	$216,286	$187,408	$28,878	13.4%	$398,380	$345,728	$52,652	13.2%
Services performed on fuel cell systems and related infrastructure	8,701	23,449	(14,748)	(169.5)%	17,798	35,670	(17,872)	(100.4)%
Provision for loss contracts related to service	—	7,331	(7,331)	N/A	—	14,220	(14,220)	N/A
Power purchase agreements	16,130	53,976	(37,846)	(234.6)%	24,067	100,792	(76,725)	(318.8)%
Fuel delivered to customers and related equipment	17,878	64,450	(46,572)	(260.5)%	28,020	118,951	(90,931)	(324.5)%
Other	1,187	1,711	(524)	(44.1)%	2,203	2,646	(443)	(20.1)%
Total	$260,182	$338,325	$(78,143)	(30.0)%	$470,468	$618,007	$(147,539)	(31.4)%

Net Revenue

Revenue – sales of equipment, related infrastructure and other. Revenue from sales of equipment, related infrastructure and other represents sales of our GenDrive units, GenSure stationary backup power units, cryogenic stationary and on road storage, hydrogen liquefaction systems, electrolyzers and hydrogen fueling infrastructure referred to at the site level as hydrogen installations. Revenue from sales of equipment, related infrastructure and other for the three months ended June 30, 2024 decreased $139.5 million, or 64.5%, to $76.8 million from $216.3 million for the three months ended June 30, 2023. The decrease in revenue from sales of hydrogen infrastructure of $45.4 million was due to five hydrogen site installations for the three months ended June 30, 2024 compared to 17 for the three months ended June 30, 2023. Additionally, revenue from sales of cryogenic storage equipment and liquefiers decreased $38.7 million for the three months ended June 30, 2024 primarily due to fewer projects and a slower rate of progress on existing projects as they near completion compared to the three months ended June 30, 2023. The decrease in revenue related to sales of fuel cell systems of $59.0 million was due primarily to a decrease in volume of GenDrive units sold, with 725 units sold for the three months ended June 30, 2024 compared to 2,680 units sold for the three months ended June 30, 2023. Additionally, there was a decrease in revenue of $4.4 million related to decreased sales of engineered equipment from the Frames acquisition, for which sales are not expected to continue beyond current commitments. Partially offsetting these decreases, revenue from sales of electrolyzers increased $8.1 million, primarily due to a large-scale electrolyzer project with revenue recognized over time during the three months ended June 30, 2024.

Revenue from sales of equipment, related infrastructure and other for the six months ended June 30, 2024 decreased $253.3 million, or 63.6%, to $145.1 million from $398.4 million for the six months ended June 30, 2023. The revenue related to sales of electrolyzers decreased $30.6 million, primarily due to a decrease in 1MW electrolyzer stack sales during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in sales of hydrogen infrastructure revenue of $82.0 million was due to a decrease in volume with eight hydrogen site installations for the six months ended June 30, 2024 compared to 31 for the six months ended June 30, 2023. Additionally, revenue from sales of cryogenic storage equipment and liquefiers decreased $63.9 million for the six months ended June 30, 2024 primarily due to fewer projects and a slower rate of progress on existing projects as they near completion compared to the six months ended June 30, 2023. The decrease in revenue related to sales of fuel cell systems of $68.9 million was primarily due to a decrease in volume of GenDrive units sold, with 2,023 units sold for the six months ended June 30, 2024 compared to 3,715 units sold for the six months ended June 30, 2023. Additionally, there was a decrease in revenue of $8.0 million related to decreased sales of engineered equipment from the Frames acquisition, for which sales are not expected to continue beyond current commitments.

Revenue – services performed on fuel cell systems and related infrastructure. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2024 increased $4.3 million, or 49.8%, to $13.0 million from $8.7 million for the three months ended June 30, 2023. The increase in revenue from services performed on fuel cell systems and related infrastructure was primarily related to the increase in number of units in service, with the number of GenDrive units under maintenance contracts during the three months ended June 30, 2024 of 21,940 compared to 20,019 for the three months ended June 30, 2023, coupled with an increase in service rates negotiated with certain customers.

Revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2024 increased $8.3 million, or 46.4%, to $26.1 million from $17.8 million for the six months ended June 30, 2023. The increase in revenue from services performed on fuel cell systems and related infrastructure was primarily related to the increase in number of units in service during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, as discussed above, coupled with an increase in service rates negotiated with certain customers.

Revenue – power purchase agreements. Revenue from Power Purchase Agreements (“PPAs”) represents payments received from customers for power generated through the provision of equipment and service. Revenue from PPAs for the three months ended June 30, 2024 increased $3.5 million, or 22.0%, to $19.7 million from $16.1 million for the three months ended June 30, 2023. The increase in revenue was a result of an increase in the number of units and customer sites party to these agreements. There were 31,850 GenDrive units under PPA arrangements during the three months ended June 30, 2024 compared to 30,702 during the three months ended June 30, 2023. In addition, there were 146 hydrogen sites under PPA arrangements during the three months ended June 30, 2024 compared to 129 during the three months ended June 30, 2023. Furthermore, both pricing rates and mix of units to new customer sites were favorable in the second quarter of 2024 compared to the second quarter of 2023. Partially offsetting the increase in revenue was an increase in the provision for common stock warrants recorded as a reduction of revenue, which increased to $1.7 million for the three months ended June 30, 2024 compared to a negative provision of $0.8 million for the three months ended June 30, 2023.

Revenue from PPAs for the six months ended June 30, 2024 increased $13.9 million, or 57.8%, to $38.0 million from $24.1 million for the six months ended June 30, 2023. The increase in revenue was a result of an increase in the number of units and customer sites party to these agreements, as discussed above, as well as more favorable pricing rates and mix of units to new customer sites during the first half of 2024 compared to the first half of 2023. Finally, there was a decrease in the provision for common stock warrants recorded as a reduction of revenue, which decreased to $2.8 million for the six months ended June 30, 2024 compared to $6.4 million for the six months ended June 30, 2023.

Revenue – fuel delivered to customers and related equipment. Revenue associated with fuel and related equipment delivered to customers represents the sale of hydrogen that has been purchased by the Company from a third party or generated at our hydrogen production plant. Revenue associated with fuel delivered to customers for the three months ended June 30, 2024 increased $12.0 million, or 67.2%, to $29.9 million from $17.9 million for the three months ended June 30, 2023. The increase in revenue was primarily due to an increase in the number of sites with fuel contracts, with 257 sites receiving fuel delivery as of June 30, 2024 compared to 229 sites as of June 30, 2023. Furthermore, favorable fuel rates were negotiated with certain customers in the second quarter of 2024. Partially offsetting the increase in revenue was an increase in the provision for common stock warrants recorded as a reduction of revenue, which increased to $2.9 million for the three months ended June 30, 2024 compared to a negative provision of $0.1 million for the three months ended June 30, 2023.

Revenue associated with fuel delivered to customers for the six months ended June 30, 2024 increased $20.2 million, or 71.9%, to $48.2 million from $28.0 million for the six months ended June 30, 2023. The increase in revenue was primarily due to an increase in the number of sites with fuel contracts. Furthermore, favorable fuel rates were negotiated with certain customers in the first half of 2024. Finally, there was a decrease in the provision for common stock warrants recorded as a reduction of revenue, which decreased to $3.6 million for the six months ended June 30, 2024 compared to $6.1 million for the six months ended June 30, 2023.

Cost of Revenue

Cost of revenue – sales of equipment, related infrastructure and other. Cost of revenue from sales of equipment, related infrastructure and other includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary back-up power units, cryogenic stationary and on road storage, and electrolyzers, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations. Cost of revenue from sales of equipment, related infrastructure and other for the three months ended June 30, 2024 decreased $57.5 million, or 30.7%, to $129.9 million from $187.4 million for the three months ended June 30, 2023. The cost of revenue related to sales of hydrogen infrastructure decreased $24.2 million due to the decrease in the number of hydrogen site installations, with five hydrogen site installations for the three months ended June 30, 2024 compared to 17 for the three months ended June 30, 2023. The decrease in cost of revenue related to sales of cryogenic storage equipment and liquefiers of $29.6 million for the three months ended June 30, 2024 is primarily due to fewer projects and a slower rate of progress on existing projects as they near completion compared to the three months ended June 30, 2023. Cost of revenue related to sales of fuel cell systems decreased by $25.6 million primarily due to a decrease in volume of GenDrive units sold, with 725 units sold for the three months ended June 30, 2024 compared to 2,680 units sold for the three months ended June 30, 2023. Additionally, there was a decrease in cost of revenue of $3.7 million related to a decrease in sales of engineered equipment from the Frames acquisition, for which sales are not expected to continue beyond current commitments. Partially offsetting these decreases was an increase in cost of revenue related to sales of electrolyzer stacks and systems of $25.6 million, which was primarily due to a large-scale electrolyzer project with revenue recognized over time during the three months ended June 30, 2024. Gross loss generated from sales of equipment, related infrastructure and other was (69.2%) for the three months ended June 30, 2024 compared to a gross margin of 13.4% for the three months ended June 30, 2023. The decrease from gross margin to gross loss was primarily due to customer mix, lower margins on new product offerings, inventory valuation adjustments and decline in volume which impacted leveraging of labor and overhead in the second quarter of 2024.

Cost of revenue from sales of equipment, related infrastructure and other for the six months ended June 30, 2024 decreased $80.7 million, or 23.3%, to $265.0 million from $345.7 million for the six months ended June 30, 2023. The cost of revenue related to sales of hydrogen infrastructure decreased $42.1 million due to the decrease in the number of hydrogen site installations, with eight hydrogen site installations for the six months ended June 30, 2024 compared to 31 for the six months ended June 30, 2023. The decrease in cost of revenue related to sales of cryogenic storage equipment and liquefiers of $43.2 million for the six months ended June 30, 2024 is primarily due to fewer projects and a slower rate of progress on existing projects as they near completion compared to the six months ended June 30, 2023. Cost of revenue related to sales of fuel cell systems decreased $0.6 million primarily due to a decrease in the volume of GenDrive units sold for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, partially offset by an increase in inventory valuation adjustments and under-absorption of labor and overhead. Additionally, there was a decrease in cost of revenue of $5.6 million related to a decrease in sales of engineered equipment from the Frames acquisition, for which sales are not expected to continue beyond current commitments. Partially offsetting these decreases was an increase in cost of revenue related to sales of electrolyzer stacks and systems of $10.8 million, primarily due to a large-scale electrolyzer project with revenue recognized over time during the six months ended June 30, 2024. Gross loss generated from sales of equipment, related infrastructure and other was (82.7%) for the six months ended June 30, 2024 compared to a gross margin of 13.2% for the six months ended June 30, 2023. The decrease from gross margin to gross loss was primarily due to customer mix, lower margins on new product offerings, inventory valuation adjustments and decline in volume which impacted leveraging of labor and overhead in the first half of 2024.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2024 decreased $9.7 million, or 41.4%, to $13.7 million from $23.4 million for the three months ended June 30, 2023. The decrease in cost of revenue was primarily due to an increase in the release of the loss accrual. Gross loss decreased to (5.3%) for the three months ended June 30, 2024 compared to gross loss of (169.5%) for the three months ended June 30, 2023. The decrease in gross loss was primarily due to an increase in negotiated contract rates discussed above, as well as an increase in the release of the loss accrual during the three months ended June 30, 2024.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2024 decreased $9.0 million, or 25.2%, to $26.7 million from $35.7 million for the six months ended June 30, 2023. The decrease in cost of revenue was primarily due to an increase in the release of the loss accrual. Gross loss decreased to (2.4%) for the six months ended June 30, 2024 compared to gross loss of (100.4%) for the six months ended June 30, 2023. The decrease in gross loss was primarily due to an increase in negotiated contract rates discussed above, as well as an increase in the release of the loss accrual during the six months ended June 30, 2024.

Cost of revenue – provision for loss contracts related to service. The Company also recorded a provision for loss contracts related to service of $16.5 million for the three months ended June 30, 2024 compared to $7.3 million for the three months ended June 30, 2023. The Company increased the provision due to continued cost and inflationary increases of labor, parts and related overhead coupled with the timing of the remaining period of service required, partially offset by an increase in negotiated contract rates with certain customers. Accordingly, the Company increased its estimated projected costs to service fuel cell systems and related infrastructure.

The Company recorded a provision for loss contracts related to service of $32.2 million for the six months ended June 30, 2024 compared to $14.2 million for the six months ended June 30, 2023. The Company increased the provision due to continued cost and inflationary increases of labor, parts and related overhead coupled with the timing of the remaining period of service required, partially offset by an increase in negotiated contract rates with certain customers. Accordingly, the Company increased its estimated projected costs to service fuel cell systems and related infrastructure.

Cost of revenue – power purchase agreements. Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment. Cost of revenue from PPAs for the three months ended June 30, 2024 increased $0.3 million, or 0.6%, to $54.3 million from $54.0 million for the three months ended June 30, 2023. The increase in cost was primarily a result of an increase in units and sites under PPA contracts, partially offset by a decrease in scrap events during the three months ended June 30, 2024. There were 31,850 GenDrive units under PPA arrangements during the three months ended June 30, 2024 compared to 30,702 during the three months ended June 30, 2023. In addition, there were 146 hydrogen sites under PPA arrangements during the three months ended June 30, 2024 compared to 129 during the three months ended June 30, 2023. Gross loss decreased to (176.1%) for the three months ended June 30, 2024 compared to (234.6%) for the three months ended June 30, 2023. The decrease in gross loss was primarily due to improved pricing and mix of units and a reduction of scrap events, partially offset by an increase in provision for common stock warrants.

Cost of revenue from PPAs for the six months ended June 30, 2024 increased $8.7 million, or 8.7%, to $109.5 million from $100.8 million for the six months ended June 30, 2023. The increase in cost was primarily a result of an increase in units and sites under PPA contracts, partially offset by a decrease in scrap events during the three months ended June 30, 2024. Gross loss decreased to (188.4%) for the six months ended June 30, 2024 compared to (318.8%) for the six months ended June 30, 2023. The decrease in gross loss was primarily due to improved pricing and mix of units, a reduction of scrap events and a decrease in provision for common stock warrants.

Cost of revenue – fuel delivered to customers and related equipment. Cost of revenue from fuel delivered to customers and related equipment represents the purchase of hydrogen from suppliers and internally produced hydrogen that is ultimately sold to customers. Cost of revenue from fuel delivered to customers for the three months ended June 30, 2024 decreased $6.1 million, or 9.5%, to $58.3 million from $64.5 million for the three months ended June 30, 2023. The decrease was primarily due to lower costs of purchased fuel, an increase in fuel internally produced by the Company, which is inherently lower in cost, as well as a recognition of the clean hydrogen production tax credit (“PTC”). Gross loss decreased to (95.1%) during the three months ended June 30, 2024 compared to (260.5%) during the three months ended June 30, 2023. The decrease in gross loss was primarily due to favorable fuel rates negotiated with certain customers, lower costs of purchased fuel, an increase in fuel internally produced by the Company and recognition of the PTC.

Cost of revenue from fuel delivered to customers for the six months ended June 30, 2024 decreased $2.1 million, or 1.7%, to $116.9 million from $119.0 million for the six months ended June 30, 2023. The decrease was primarily due to lower costs of purchased fuel, an increase in fuel internally produced by the Company, which is inherently lower in cost, as well as a recognition of the PTC. Gross loss decreased to (142.6%) during the six months ended June 30, 2024 compared to (324.5%) during the six months ended June 30, 2023. The decrease in gross loss was primarily due to favorable fuel rates negotiated with certain customers, lower costs of purchased fuel, an increase in fuel internally produced by the Company and recognition of the PTC.

Expenses

Research and development expense. Research and development expenses include: materials to build development and prototype units, cash and non-cash compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities. Research and development expense for the three months ended June 30, 2024 decreased $10.3 million, or 35.2%, to $18.9 million from $29.3 million for the three months ended June 30, 2023. The decrease was primarily related to headcount reductions.

Research and development expense for the six months ended June 30, 2024 decreased $11.5 million, or 20.6%, to $44.2 million from $55.8 million for the six months ended June 30, 2023. The decrease was primarily related to a decrease in component materials as well as headcount reductions.

Selling, general and administrative expenses. Selling, general and administrative expenses include cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services. Selling, general and administrative expenses for the three months ended June 30, 2024 decreased $16.0 million, or 15.8%, to $85.1 million from $101.2 million for the three months ended June 30, 2023. The decrease was primarily due a decrease in stock compensation, as certain performance awards nearing the end of their vesting period.

Selling, general and administrative expenses for the six months ended June 30, 2024 decreased $42.1 million, or 20.5%, to $163.1 million from $205.2 million for the six months ended June 30, 2023. The decrease was primarily due to a decrease in stock compensation expense, of which $17.2 million is related to stock compensation forfeitures resulting from the Restructuring Plan announced in February 2024, as well as certain performance awards nearing the end of their vesting period.

Restructuring. Expenses related to the Restructuring Plan for the three months ended June 30, 2024 was $1.6 million. The increase was due to severance and benefits related to the Restructuring Plan the Company announced in February 2024.

Expenses related to the Restructuring Plan for the six months ended June 30, 2024 was $7.6 million. The increase was due to severance and benefits related to the Restructuring Plan the Company announced in February 2024.

Impairment. Impairment for the three months ended June 30, 2024 decreased $6.0 million, or 60.6%, to $3.9 million from $10.0 million for the three months ended June 30, 2023. The decrease was primarily related to the Company recording a lower impairment charge on long-lived assets during the three months ended June 30, 2024, partially offset by a $3.0 million impairment charge to a non-marketable equity security.

Impairment for the six months ended June 30, 2024 decreased $6.8 million, or 61.9%, to $4.2 million from $11.1 million for the six months ended June 30, 2023. The decrease was primarily related to the Company recording a lower impairment charge on long-lived assets during the six months ended June 30, 2024, partially offset by a $3.0 million impairment charge to a non-marketable equity security.

Change in fair value of contingent consideration. The change in fair value of contingent consideration is related to earnouts for the Joule Processing LLC (“Joule”) and Frames Holding B.V. (“Frames”) acquisitions. The change in fair value of contingent consideration for the three months ended June 30, 2024 and 2023 was $3.8 million and $15.3 million, respectively. The decrease was primarily due to the Giner ELX, Inc. (“Giner”) and Universal Hydrogen Group Inc. (“UHG”) earn-outs that were still outstanding during the three months ended June 30, 2023 but subsequently settled during the three months ended June 30, 2024. In addition, the fair value of contingent consideration for Joule’s earn-out increased significantly during the three months ended June 30, 2023 due to increased probabilities of achievement.

The change in fair value of contingent consideration for the six months ended June 30, 2024 and 2023 was ($5.4) million and $24.1 million, respectively. The decrease was primarily due to changes in assumptions related to future earn-out payments due to renegotiated agreements during the first half of 2024 as well as the settlement of the UHG and Giner earn-outs.

Interest income. Interest income primarily consists of income generated by our investment holdings, restricted cash escrow accounts, and money market accounts. Interest income for the three months ended June 30, 2024 decreased $8.5 million compared to the three months ended June 30, 2023. The decrease during the three months ended June 30, 2024 compared to June 30, 2023 was primarily due to the maturities and sale of the Company’s available-for-sale portfolio of higher-yielding U.S. treasury securities during 2023.

Interest income for the six months ended June 30, 2024 decreased $16.9 million compared to the six months ended June 30, 2023. The decrease during the six months ended June 30, 2024 compared to June 30, 2023 was primarily due to the maturities and sale of the Company’s available-for-sale portfolio of higher-yielding U.S. treasury securities during 2023.

Interest expense. Interest expense consists of interest expense related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations. Interest expense for the three months ended June 30, 2024 decreased $1.8 million compared to the three months ended June 30, 2023 primarily due to an increase in capitalized interest during the second quarter of 2024.

Interest expense for the six months ended June 30, 2024 decreased $1.1 million compared to the six months ended June 30, 2023 primarily due to an increase in capitalized interest during the second quarter of 2024.

Other expense, net. Other expense, net primarily consists of gains and losses related to energy contracts and foreign currency. Other expense, net for the three months ended June 30, 2024 increased $4.0 million compared to the three months ended June 30, 2023. The increase was primarily due losses related to energy contracts.

Other expense, net for the six months ended June 30, 2024 increased $6.2 million compared to the six months ended June 30, 2023. The increase was primarily due to foreign currency losses as well as losses related to energy contracts.

Change in fair value of equity securities. Change in fair value of equity securities consists of the changes in fair value for equity securities from the purchase date to the end of the period. The change in fair value of equity securities was $0 for the three months ended June 30, 2024 compared to a gain of $3.8 million for the three months ended June 30, 2023. The decrease in the change in fair value of equity securities is due to the Company selling its remaining equity securities during the fourth quarter of 2023.

The change in fair value of equity securities was $0 for the six months ended June 30, 2024 compared to a gain of $8.9 million for the six months ended June 30, 2023. The decrease in the change in fair value of equity securities is due to the Company selling its remaining equity securities during the fourth quarter of 2023.

Loss on equity method investments. Loss on equity method investments consists of our interest in HyVia, which is our 50/50 joint venture with Renault, AccionaPlug, which is our 50/50 joint venture with Acciona, SK Plug Hyverse, which is our 49/51 joint venture with SK E&S, and Clean H2 Infra Fund. For the three months ended June 30, 2024, the Company recorded a loss of $7.2 million on equity method investments compared to a loss of $7.6 million for the three months ended June 30, 2023. These losses are driven from the start-up activities for commercial and production operations of the aforementioned investments.

For the six months ended June 30, 2024, the Company recorded a loss of $20.4 million on equity method investments compared to a loss of $12.9 million for the six months ended June 30, 2023. These losses are driven from the start-up activities for commercial and production operations of the aforementioned investments.

Loss on extinguishment of convertible senior notes. Loss on extinguishment of convertible senior notes arises from the difference between the net carrying amount of the Company’s Convertible Senior Notes and the fair value of the assets transferred to extinguish the Convertible Senior Notes. For the three months ended June 30, 2024 and June 30, 2023, the Company did not record a loss on extinguishment of convertible senior notes.

For the six months ended June 30, 2024, the Company recorded a loss of $14.0 million on extinguishment of convertible senior notes. These losses are driven from the exchange of $138.8 million in aggregate principal amount of the Company’s 3.50% Convertible Senior Notes for $140.4 million in aggregate principal amount of the Company’s new 7.00% Convertible Senior Notes during the first quarter of 2024.

Income Taxes

The Company recorded $0.4 million of income tax benefit and $0.9 million of income tax benefit for the three months ended June 30, 2024 and 2023, respectively. The Company recorded $0.2 million of income tax benefit and $2.2 million of income tax benefit for the six months ended June 30, 2024 and 2023, respectively. The income tax benefit for the six months ended June 30, 2024 was due to an incremental change to the valuation allowance recorded in foreign jurisdictions. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its domestic net deferred tax assets, which remain fully reserved, and its valuation allowances recorded in foreign jurisdictions.

The domestic net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

The Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting has proposed a global minimum corporate tax rate of 15% on multi-national corporations, commonly referred to as the Pillar Two rules that has been agreed upon in principle by over 140 countries. Numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective beginning January 1, 2024, or are expected to enact similar legislation. As of June 30, 2024, the Company did not meet the consolidated revenue threshold and is not subject to the GloBE Rules under Pillar Two. The Company will continue to monitor the implementation of rules in the jurisdictions in which it operates.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, the Company had $62.4 million and $135.0 million, respectively, of cash and cash equivalents and $956.5 million of restricted cash.

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of $558.2 million and $443.0 million for the six months ended June 30, 2024 and 2023, respectively, and had an accumulated deficit of $5.0 billion as of June 30, 2024.

A summary of our consolidated sources and uses of cash, cash equivalents and restricted cash was as follows (in thousands):

	Six months ended
	June 30, 2024	June 30, 2023
Net cash (used in) provided by:
Operating activities	$(422,466)	$(625,011)
Investing activities	(268,658)	605,487
Financing activities	526,751	25,644
	$(164,373)	$6,120

Operating Activities

The net cash used in operating activities for the six months ended June 30, 2024 and 2023 was $422.5 million and $625.0 million, respectively. This decrease in net cash used in operating activities was primarily due to a larger decrease in accounts receivable and a smaller increase in inventory, partially offset by an increase in net loss and an increase in inventory valuation adjustments. The Company’s working capital was $862.8 million as of June 30, 2024, which included unrestricted cash and cash equivalents of $62.4 million.

Investing Activities

The net cash (used in)/provided by investing activities for the six months ended June 30, 2024 and 2023 was ($268.7) million and $605.5 million, respectively. The change from cash inflow to cash outflow from investing activities is primarily due to a decrease in proceeds from maturities of available-for-sale securities during the six months ended June 30, 2024 as the Company no longer holds available-for-sale securities.

Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2024 and 2023 was $526.8 million and $25.6 million, respectively. The increase in cash provided by financing activities was primarily driven by proceeds from the At Market Issuance Sales Agreement during the six months ended June 30, 2024, partially offset by a decrease in proceeds from finance obligations.

The Company’s working capital was $862.8 million as of June 30, 2024, which included unrestricted cash and cash equivalents of $62.4 million and restricted cash of $956.5 million. On January 17, 2024, the Company entered into the At Market Issuance Sales Agreement (the “Original ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $1.0 billion. As of February 23, 2024, the Company had $697.9 million remaining authorized for issuance under the Original ATM Agreement. On February 23, 2024, the Company and B. Riley entered into Amendment No. 1 to the Original ATM Agreement (the “Amendment” and, together with the Original ATM Agreement, the “ATM Agreement”) to increase the aggregate offering price of shares of the Company’s common stock available for future issuance under the Original ATM Agreement to $1.0 billion. Under the ATM Agreement, for a period of 18 months, the Company has the right at its sole discretion to direct B. Riley to act on a principal basis and purchase directly from the Company up to $11.0 million of shares of its common stock on any trading day (the “Maximum Commitment Advance Purchase Amount”) and up to $55.0 million of shares in any calendar week (the “Maximum Commitment Advance Purchase Amount Cap”). On and after June 1, 2024, so long as the Company’s market capitalization is no less than $1.0 billion, the Maximum Commitment Advance Purchase Amount will remain $11.0 million and the Maximum Commitment Advance Purchase Amount Cap will remain $55.0 million. If the Company’s market capitalization is less than $1.0 billion on and after June 1, 2024, the Maximum Commitment Advance Purchase Amount will be decreased to $10.0 million and the Maximum Commitment Advance Purchase Amount Cap will be decreased to $30.0 million. Since January 17, 2024, the Company has sold 189,411,442 shares of common stock for gross proceeds of $611.5 million. As of the date of filing of this Quarterly Report on Form 10-Q, the Company has a remaining $690.6 million available under the ATM Agreement.

On July 22, 2024, the Company sold 78,740,157 shares of its common stock at a public offering price of $2.54 per share for net proceeds of $191.0 million after deduction of the underwriting discount and related offering expenses in an underwritten public offering with Morgan Stanley & Co. LLC. The Company granted the underwriter a 30-day option to purchase up to an additional 11,811,023 shares of common stock at the public offering price, less the underwriting discount.

The Company believes that its working capital and cash position, together with its right to direct B. Riley to purchase shares directly from the Company under the ATM Agreement and its public offering of common stock completed in July 2024, will be sufficient to fund its on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited interim condensed consolidated financial statements.

The Company’s significant obligations consisted of the following as of June 30, 2024:

(i)	Operating and finance leases totaling $330.7 million and $40.7 million, respectively, of which $66.4 million and $10.2 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers. See Note 17, “Operating and Finance Lease Liabilities”, for more details.

(ii)	Finance obligations totaling $330.7 million, of which approximately $85.6 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions. See Note 18, “Finance Obligations”, for more details.

(iii)	Convertible senior notes totaling $208.6 million, none of which is due within the next twelve months. See Note 10, “Convertible Senior Notes”, for more details.

(iv)	Capital commitments totaling $23.7 million related to the Company’s equity method investments, of which all $23.7 million is due within the next 12 months. See Note 16, “Investments”, for more details.

(v)	Future payments under non-cancelable unconditional purchase obligations with a remaining term in excess of one year totaling $45.9 million, of which $31.2 million is due within the next 12 months. See Note 19, “Commitments and Contingencies”, for more details.

(vi)	Contingent consideration with an estimated fair value of approximately $90.6 million, of which $37.9 million is due within the next 12 months. See Note 15, “Fair Value Measurements”, for more details.

Public and Private Offerings of Equity and Debt

At Market Issuance Sales Agreement

As described above, on January 17, 2024, the Company entered into an At Market Issuance Sales Agreement with B. Riley, pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $1.0 billion. As of February 23, 2024, the Company had $697.9 million remaining authorized for issuance under the ATM Agreement. On February 23, 2024, the Company amended the ATM Agreement to increase the amount of shares of the Company’s common stock available for sale under the ATM Agreement to $1.0 billion. During the three months ended June 30, 2024, the Company sold 96,812,695 shares of common stock at a weighted-average sales price of $2.80 per share for gross proceeds of $271.5 million with related issuance costs of $4.8 million. During the six months ended June 30, 2024, the Company sold 176,365,870 shares of common stock at a weighted-average sales price of $3.29 per share for gross proceeds of $580.8 million with related issuance costs of $8.7 million.

Public Offering of Common Stock

On July 22, 2024, the Company sold 78,740,157 shares of its common stock at a public offering price of $2.54 per share for net proceeds of $191.0 million after deduction of the underwriting discount and related offering expenses in an underwritten public offering with Morgan Stanley & Co. LLC. The Company granted the underwriter a 30-day option to purchase up to an additional 11,811,023 shares of common stock at the public offering price, less the underwriting discount.

Secured Debt

During the second quarter of 2024, the Company began repaying principal and interest on a $2.0 million allowance for tenant work related to its manufacturing facility in Slingerlands, NY. In accordance with ASC 842, Leases (“ASC 842”), the allowance is treated as a freestanding financial instrument separate from the facility lease and is accounted for as long-term debt. Plug is required to pay $249 thousand per year during the term which began coinciding with the facility lease commencement date on January 1, 2023. The terms of the allowance state that interest will accrue at 4.5% per annum over a 10 year period. The debt is scheduled to mature in 2032. During the three months ended June 30, 2024 and 2023 the Company repaid $42 thousand and $40 thousand of principal related to this outstanding debt. During the six months ended June 30, 2024 and 2023 the Company repaid $82 thousand and $80 thousand of principal related to this outstanding debt. The outstanding principal and carrying value of the debt was $1.8 million as of June 30, 2024.

In June 2020, the Company acquired debt as part of its acquisition of United Hydrogen Group Inc. During the three months ended June 30, 2024 and 2023, the Company repaid $0.3 million and $5.1 million of principal related to this outstanding debt. During the six months ended June 30, 2024 and 2023, the Company repaid $0.6 million and $5.4 million of principal related to this outstanding debt. The outstanding carrying value of the debt was $3.7 million as of June 30, 2024. The remaining outstanding principal on the debt was $4.9 million and the unamortized debt discount was $1.2 million, bearing varying interest rates ranging from 7.3% to 7.6%. The debt is scheduled to mature in 2026. As of June 30, 2024, the principal balance is due at each of the following dates as follows (in thousands):

December 31, 2024	2,757
December 31, 2025	1,200
December 31, 2026	900
Total outstanding principal	$4,857

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

This transaction was accounted for as an extinguishment of debt. As a result, the Company recorded a loss on extinguishment of debt of $14.0 million in the unaudited interim condensed consolidated statement of operations during the first quarter of 2024. Loss on extinguishment of debt arises from the difference between the net carrying amount of the Company’s debt and the fair value of the assets transferred to extinguish the debt.

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

In certain circumstances, conversions of 7.00% Convertible Senior Notes in connection with “Make-Whole Fundamental Changes” (as defined in the Indenture) or conversions of 7.00% Convertible Senior Notes called for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 282.4859 shares of the Company’s common stock per $1,000 principal amount of 7.00% Convertible Senior Notes, subject to adjustment. In such circumstance, a maximum of 39,659,890 shares of common stock, subject to adjustment, may be issued upon conversion of the 7.00% Convertible Senior Notes. There were no conversions of the 7.00% Convertible Senior Notes during the three and six months ended June 30, 2024.

The 7.00% Convertible Senior Notes consisted of the following (in thousands):

June 30,
2024
Principal amounts:
Principal	$140,396
Unamortized debt premium, net of offering costs (1)	10,126
Net carrying amount	$150,522
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 7.00% Convertible Senior Notes for the three and six months ended June 30, 2024 (in thousands, except for the effective interest rate):

	Three months ended	Six months ended
	June 30, 2024	June 30, 2024
Interest expense	$2,450	$2,746
Amortization of premium	(1,314)	(1,473)
Total	$1,136	$1,273
Effective interest rate	3.0%	3.0%

The estimated fair value of the 7.00% Convertible Senior Notes as of June 30, 2024 was approximately $126.3 million. The fair value estimation was primarily based on a quoted price in an active market.

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of 3.75% Convertible Senior Notes. On March 12, 2024, the Company exchanged $138.8 million in aggregate principal amount of the 3.75% Convertible Senior Notes for $140.4 million in aggregate principal amount of the Company’s new 7.00% Convertible Senior Notes due 2026. Following the exchange, approximately $58.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes remained outstanding with terms unchanged. There were no conversions of the 3.75% Convertible Senior Notes during the three and six months ended June 30, 2024 and 2023.

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Principal amounts:
Principal	$58,462	$197,278
Unamortized debt issuance costs (1)	(408)	(2,014)
Net carrying amount	$58,054	$195,264
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 3.75% Convertible Senior Notes for the three and six months ended June 30, 2024 and 2023 (in thousands, except for the effective interest rate):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$548	$1,849	$2,238	$3,698
Amortization of debt issuance costs	108	334	424	665
Total	$656	$2,183	$2,662	$4,363
Effective interest rate	4.5%	4.5%	4.5%	4.5%

The estimated fair value of the 3.75% Convertible Senior Notes as of June 30, 2024 was approximately $54.5 million. The fair value estimation was primarily based on a quoted price in an active market.

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

There were no shares of common stock that settled in connection with the Common Stock Forward during the three and six months ended June 30, 2024 and 2023.

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

On August 24, 2022, 1,000,000 of the 2022 Amazon Warrant Shares associated with tranche 1 vested. The warrant fair value associated with the vested shares of tranche 1 of $20.4 million was capitalized to contract assets based on the grant date fair value and is subsequently amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. As of June 30, 2024 the balance of the contract asset related to tranche 1 was $19.0 million which is recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheet. During the second quarter of 2023, all 1,000,000 of the 2022 Amazon Warrant Shares associated with tranche 2 vested. The warrant fair value associated with the vested shares of tranche 2 was $20.4 million and was determined on the grant date of August 24, 2022. As of June 30, 2024 the balance of the contract asset related to tranche 2 was $19.0 million. Tranche 3 will vest over the next $1.0 billion of collections from Amazon and its affiliates. The grant date fair value of tranche 3 will also be amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. As of June 30, 2024 the balance of the contract asset related to tranche 3 was $1.5 million. Because the exercise price has yet to be determined, the fair value of tranche 4 will be remeasured at each reporting period end and amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement.

As of June 30, 2024 and December 31, 2023, 2,000,000 of the 2022 Amazon Warrant Shares had vested and the 2022 Amazon Warrant had not been exercised. During the three and six months ended June 30, 2024 and 2023, there were no exercises with respect to the 2022 Amazon Warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the three months ended June 30, 2024 and 2023 was $1.7 million and $1.5 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the six months ended June 30, 2024 and 2023 was $2.4 million and $2.6 million, respectively.

The assumptions used to calculate the valuations of the 2022 Amazon Warrant as of August 24, 2022 and June 30, 2024 are as follows:

	Tranches 1-3	Tranche 4
	August 24, 2022	June 30, 2024
Risk-free interest rate	3.15%	4.24%
Volatility	75.00%	90.00%
Expected average term (years)	7.00	1.15
Exercise price	$22.98	$2.10
Stock price	$20.36	$2.33

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

As of June 30, 2024 and 2023, all 55,286,696 of the 2017 Amazon Warrant Shares had vested and the 2017 Amazon Warrant was exercised with respect to 34,917,912 shares of the Company’s common stock. During the three and six months ended June 30, 2024 and 2023, there were no exercises with respect to the 2017 Amazon Warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2017 Amazon Warrant during the three months ended June 30, 2024 and 2023 was $0.1 million and $0.1 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2017 Amazon Warrant during the six months ended June 30, 2024 and 2023 was $0.2 million and $0.2 million, respectively.

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

The exercise price for the first and second tranches of Walmart Warrant Shares was $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of the Walmart Warrant Shares is $6.28 per share, which was determined pursuant to the terms of the Walmart Warrant as an amount equal to 90% of the 30-day volume weighted average share price of the Company’s common stock as of October 30, 2023, the final vesting date of the second tranche of the Walmart Warrant Shares. The Walmart Warrant is exercisable through July 20, 2027. The Walmart Warrant provides for net share settlement that, if elected by the holder, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Walmart Warrant provides for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. The Walmart Warrant is classified as an equity instrument. As of June 30, 2024, the balance of the contract asset related to the Walmart Warrant was $5.4 million.

As of June 30, 2024 and December 31, 2023, 37,464,010 and 34,917,912 of the Walmart Warrant Shares had vested, respectively, and the Walmart Warrant was exercised with respect to 13,094,217 shares of the Company’s common stock. During the three and six months ended June 30, 2024 and 2023, there were no exercises with respect to the Walmart Warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended June 30, 2024 was $4.0 million compared to a negative provision for common stock warrants recorded as an addition to revenue of $1.5 million for the three months ended June 30, 2023. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the six months ended June 30, 2024 and 2023 was $7.7 million and $11.5 million, respectively.

Operating and Finance Lease Liabilities

As of June 30, 2024, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash and security deposits (see also Note 19, “Commitments and Contingencies”) as summarized below. These leases expire over the next one to seven years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote. At the end of the lease term, the leased assets may be returned to the lessor by the Company, the Company may negotiate with the lessor to purchase the assets at fair market value, or the Company may negotiate with the lessor to renew the lease at market rental rates. No residual value guarantees are contained in the leases. No financial covenants are contained within the lease; however, the lease contains customary operational covenants such as the requirement that the Company properly maintain the leased assets and carry appropriate insurance. The leases include credit support in the form of either cash, collateral or letters of credit. See Note 19, “Commitments and Contingencies”, for a description of cash held as security associated with the leases.

The Company has finance leases associated with its property and equipment in Latham, New York and at fueling customer locations.

Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation. The outstanding balance of this obligation as of June 30, 2024 was $314.8 million, $76.7 million and $238.1 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at December 31, 2023 was $350.8 million, $74.0 million and $276.8 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet. The amount is amortized using the effective interest method. Interest expense recorded related to finance obligations for the three months ended June 30, 2024 and 2023 was $9.4 million and $9.8 million, respectively. Interest expense recorded related to finance obligations for the six months ended June 30, 2024 and 2023 was $19.4 million and $19.0 million, respectively.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of finance obligations related to sale/leaseback transactions as of June 30, 2024 was $15.9 million, $8.9 million and $7.0 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at December 31, 2023 was $17.6 million, $10.0 million and $7.6 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet.

The fair value of the Company’s total finance obligations approximated their carrying value as of June 30, 2024 and December 31, 2023.

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $525.6 million and $573.5 million was required to be restricted as security as of June 30, 2024 and December 31, 2023, respectively, which restricted cash will be released over the lease term. As of June 30, 2024 and December 31, 2023, the Company also had certain letters of credit backed by security deposits totaling $340.7 million and $370.7 million, respectively, of which $305.6 million and $340.0 million are security for the above noted sale/leaseback agreements, respectively, and $35.1 million and $30.7 million are customs related letters of credit, respectively.

As of June 30, 2024 and December 31, 2023, the Company had $77.1 million and $76.8 million held in escrow related to the construction of certain hydrogen production plants, respectively.

The Company also had $0.1 million and $1.2 million of consideration held by our paying agent in connection with each of the Joule and CIS acquisitions, respectively, reported as restricted cash as of June 30, 2024, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheet. Additionally, the Company had $11.8 million and $11.7 million in restricted cash as collateral resulting from the Frames acquisition as of June 30, 2024 and December 31, 2023, respectively.

Guarantee

On May 30, 2023, our joint venture, HyVia, entered into a government grant agreement with Bpifrance. As part of the agreement, our wholly-owned subsidiary, Plug Power France, was required to issue a guarantee to Bpifrance in the amount of €20 million through the end of January 2027. Plug Power France is liable to the extent of the guarantee for sums due to Bpifrance from HyVia under the agreement based on the difference between the total amount paid by Bpifrance and the final amount certified by HyVia and Bpifrance. As part of the agreement, there are certain milestones that HyVia is required to meet, and the nonperformance of these milestones or termination of this agreement could result in this guarantee being called upon. As of June 30, 2024, no payments related to this guarantee have been made by the Company and Plug Power France did not record a liability for this guarantee as the likelihood of the guarantee being called upon is remote.

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

Future payments under non-cancelable unconditional purchase obligations with a remaining term in excess of one year as of June 30, 2024, were as follows (in thousands):

Remainder of 2024	$27,185
2025	8,023
2026	8,023
2027	2,638
2028	—
2029 and thereafter	—
Total	45,869

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

The determination of when we accrue for involuntary termination benefits under restructuring plans depends on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. We account for involuntary termination benefits that are provided pursuant to one-time benefit arrangements in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”) whereas involuntary termination benefits that are part of an ongoing written or substantive plan are accounted for in accordance with ASC 712, Nonretirement Postemployment Benefits (“ASC 712”). We accrue a liability for termination benefits under ASC 420 in the period in which the plan is communicated to the employees and the plan is not expected to change significantly. For ongoing benefit arrangements, inclusive of statutory requirements, we accrue a liability for termination benefits under ASC 712 when the existing situation or set of circumstances indicates that an obligation has been incurred, it is probable the benefits will be paid, and the amount can be reasonably estimated. The restructuring charges that have been incurred but not yet paid are recorded in accrued expenses and other current liabilities in our unaudited interim condensed consolidated balance sheets, as they are expected to be paid within the next twelve months.

During the three months ended June 30, 2024, we incurred $1.6 million in restructuring costs recorded as severance expenses of $1.6 million and other restructuring costs of $49 thousand in the restructuring financial statement line item in the unaudited interim condensed consolidated statement of operations. During the six months ended June 30, 2024, we incurred $7.6 million in restructuring costs recorded as severance expenses of $6.8 million and other restructuring costs of $0.8 million in the restructuring financial statement line item in the unaudited interim condensed consolidated statement of operations. We expect to incur another $0.1 million in restructuring costs in subsequent quarters, which are primarily related to severance expenses, and are expected to be incurred during the third quarter of 2024. The actual timing and amount of costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.

Severance expense recorded during the three and six months ended June 30, 2024 in accordance with ASC 420 was a result of the separation of full-time employees associated with the Restructuring Plan. As of June 30, 2024, $1.6 million of accrued severance-related costs were included in accrued expenses in our unaudited interim condensed consolidated balance sheets and are expected to be paid during the third quarter of 2024. Other costs are represented by (1) $0.2 million of legal and professional services costs, and (2) $0.6 million of other one-time employee termination benefits. As of June 30, 2024, $28 thousand of accrued other costs were included in accrued expenses in our unaudited interim condensed consolidated balance sheets and are expected to be paid during the third quarter of 2024.

Extended Maintenance Contracts

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for sales of equipment, related infrastructure and other that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts, including changes due to the provision for loss accrual, releases to service cost of sales, increase to loss accrual related to customer warrants, and foreign currency translation adjustment (in thousands):

	Six months ended	Year ended
	June 30, 2024	December 31, 2023
Beginning balance	$137,853	$81,066
Provision for loss accrual	32,135	85,375
Releases to service cost of sales	(24,937)	(29,713)
Increase to loss accrual related to customer warrants	94	971
Foreign currency translation adjustment	(149)	154
Ending balance	$144,996	$137,853

The Company increased its loss accrual to $145.0 million for the six months ended June 30, 2024 primarily due to continued cost increases of GenDrive labor, parts and related overhead coupled with new GenDrive contracts entered into requiring provisions to be set up. As a result, the Company increased its estimated projected costs.

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

Other than the standards mentioned in our 2023 Form 10-K, all issued but not yet effective accounting and reporting standards as of June 30, 2024 are either not applicable to the Company or are not expected to have a material impact on the Company.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no material change from the information provided in the Company’s 2023 Form 10-K under the section titled Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024.

Remediation of Material Weaknesses

In late 2023 and during the first six months of 2024, with the oversight of the Audit Committee of the Board of Directors, the Company executed its remediation plan to address the material weaknesses identified in Item 9A of our annual report on Form 10-K for the year ended December 31, 2023 related to (1) inventory reserves, specifically surrounding the calculation of excess and obsolete inventory and the lower of cost or net realizable value adjustments of inventory, and (2) long-lived asset impairment related to the review and calculation of the carrying value of asset groupings and projections used as a basis for performing our impairment assessments of certain asset groups.

The Company took the following actions during the execution of its remediation plan:

●	Implemented inventory valuation controls at all locations and communicated the requirements for effectively operating such controls to all businesses; and
●	Implemented controls over the review of the calculations associated with the Company’s long-lived asset impairment assessment at a more precise level of operation.

Management has determined, through its current year testing, that these controls have been designed and implemented effectively and that these controls operated effectively for a sufficient period of time to conclude that the previously disclosed material weaknesses related to inventory valuation and long-lived asset impairment identified as of December 31, 2023 have been remediated as of the date of the filing of this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended June 30, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 19, “Commitments and Contingencies”, within Item 1 of this Quarterly Report on Form 10-Q for a discussion regarding material legal proceedings.

Except as otherwise noted, there have been no material developments in legal proceedings. For previously reported information about legal proceedings, refer to Part I, Item 3, “Legal Proceedings”, of the Company’s 2023 Form 10-K.

Item 1A – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the Company’s business, financial condition or future results discussed in the Company’s 2023 Form 10-K in Part I, Item 1A “Risk Factors” and the Company’s Form 10-Q for the quarter ended March 31, 2024 in Part II, Item 1A “Risk Factors”. The risks described in the 2023 Form 10-K and the Form 10-Q for the quarter ended March 31, 2024 are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. As a supplement to the risk factors identified in the 2023 Form 10-K and the Form 10-Q for the quarter ended March 31, 2024, below we have set forth an updated risk factor. Other than as provided below, there have been no material changes to the risk factors identified in the 2023 Form 10-K and the Form 10-Q for the quarter ended March 31, 2024.

The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, or the failure to renew such subsidies and incentives, could reduce demand for our products, lead to a reduction in our revenues, and adversely impact our operating results and liquidity. The Company’s ability to benefit from these subsidies and incentives, in particular the Section 45V Credit for Production of Clean Hydrogen and the Section 48E Clean Electricity Investment Credit, is not guaranteed and is dependent upon the federal government’s forthcoming and ongoing implementation, guidance, regulations, and/or rulemakings that have been the subject of substantial public interest and debate.

We believe that the near term growth of alternative energy technologies will be affected by the availability and size of government and economic incentives. Many of these government incentives expire, phase out over time, may be reduced or discontinued, no longer have available funding, may be implemented differently by changes in administrative agencies, or require renewal by the applicable authority. For example, in August 2022, President Biden signed the IRA into law. The IRA contains hundreds of billions in credits and incentives for the development of renewable energy, clean hydrogen, clean fuels, EVs and supporting infrastructure and carbon capture and sequestration, among other provisions. The IRA contains numerous credits and tax incentives that may be relevant to us, including: (i) a new Section 45V Credit for Production of Clean Hydrogen, which provides a production tax credit of up to $3 per kg of qualified clean hydrogen over a 10-year credit period for the production of qualified clean hydrogen at a qualified facility in the United States; (ii) an extension and amendment of the Section 48 Investment Tax Credit (“ITC”) for Qualified Fuel Cell Properties, including fuel cell technology; (iii) a new Section 48 Investment Tax Credit for Energy Storage Technologies, which expands the applicability of the investment tax credit to include standalone energy storage projects, among other things; and (iv) a new Section 48E Clean Electricity Investment Tax Credit, which provides a tax credit for investment in facilities that generate clean electricity, among other provisions.

There is uncertainty as to how the provisions under the IRA will be interpreted and implemented. The Company’s ability to ultimately benefit from IRA tax credits and incentives, including the aforementioned, is not guaranteed and is dependent upon the implementation, guidance, rulemakings, and/or regulations from the federal government. Several of these credits and tax incentives, in particular the new Section 45V Credit for Production of Clean Hydrogen, have received substantial public interest and have been subject to debate, and divergent views on potential implementation, guidance, rules, and regulatory principles by a diverse group of interested parties - some of whom are advocating for limitations to

Section 45V that could be materially adverse to the Company and its near term hydrogen generation projects. Specifically, guidance, rules, or regulations limiting a hydrogen production facility’s use of renewable energy credits, environmental attributes, and grid electricity could limit the Company’s ability to benefit from the Section 45V Credit for Production of Clean Hydrogen. As the Company has endeavored numerous hydrogen generation projects prior to the promulgation of Section 45V’s guidance, there is no guarantee that the Company’s projects will comply with the final eligibility requirements of Section 45V. Furthermore, the U.S. Department of Treasury issued a notice of proposed rulemaking on the Section 45V Credit for Production of Clean Hydrogen in December 2023. The notice contained draft regulatory requirements that, if finalized, could have material adverse impacts to the Company’s hydrogen generation projects - both current and planned. In particular, the draft regulation contains numerous provisions unfavorable for the use of grid electricity and renewable energy credits, which are essential to the Company’s ability to claim the Section 45V credit for hydrogen produced at our projects. Relatedly, draft regulations on the Section 48 Investment Tax Credit for Energy Storage Technology contain provisions preventing taxpayers from claiming the energy storage credit for hydrogen storage property not exclusively used for energy-related purposes; and further, draft regulations on the Section 48E Clean Electricity Investment Credit propose burdensome requirements for fuel cells to be eligible for this credit, specifically examination of the greenhouse gas emissions of hydrogen used by the fuel cell system. There is no guarantee that the U.S. Treasury Department’s final regulations will be more advantageous for the Company; and in fact, the final regulatory requirements could become less favorable than the draft regulation in the notice of proposed rulemaking. The effect of the final regulations on our business is not yet known but if we are not able to comply with the final eligibility requirements and our competitors are able to do so, our business may be adversely affected.

Furthermore, future political administration changes, legislative enactments, administrative actions, expiration or changes to clean energy tax credits, policies, or other incentives might be more favorable to other technologies or could limit, amend, repeal, or terminate policies or other incentives that the Company currently hopes to leverage, such as the U.S. Department of Energy Loan Programs Office Loan Guarantee. For example, the Section 48 ITC for qualified fuel cell properties is scheduled to expire for fuel cell properties beginning construction after December 31, 2024, and if not extended, there is no guarantee that Plug’s fuel cell product will qualify for any federal tax credit thereafter. Any reduction, elimination, or discriminatory application of expiration of tax incentives or other government subsidies and economic incentives, or the failure to renew such tax credits, governmental subsidies, or economic incentives, may result in the diminished economic competitiveness of our products to our customers and could materially and adversely affect the growth of alternative energy technologies, including our products, as well as our future operating results and liquidity.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)	On August 2, 2024, Kyungyeol Song notified the Board of Directors of his decision to resign from the Board of Plug Power Inc. effective immediately. Mr. Song’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

(c) Director and Officer Trading Arrangements

On May 17, 2024, Martin Hull, an executive officer of our Company, adopted a stock trading plan established pursuant to Rule 10b5-1 of the Exchange Act, which was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The trading plan provides for the sale of up to 501,710 shares of the Company’s common stock in the aggregate until the earlier of November 28, 2025 or the date all shares are sold thereunder.

On June 3, 2024, Maureen Helmer, a director of our Company, adopted a stock trading plan established pursuant to Rule 10b5-1 of the Exchange Act, which was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The trading plan provides for the sale of up to 27,056 shares of the Company’s common stock in the aggregate until the earlier of December 3, 2025 or the date all shares are sold thereunder.

On June 14, 2024, Keith Schmid, an executive officer of our Company, adopted a stock trading plan established pursuant to Rule 10b5-1 of the Exchange Act, which was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The trading plan provides for the sale of up to 648,334 shares of the Company’s common stock in the aggregate until the earlier of September 12, 2025 or the date all shares are sold thereunder.

The trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. There were no other Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by the Company’s directors or executive officers during the quarter ended June 30, 2024.

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

3.9	Seventh Amended and Restated By-laws of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 26, 2024 and incorporated by reference herein)
10.1*	Relocation and Retention Agreement, dated May 10, 2024, by and between Plug Power Inc. and Sanjay Shrestha
10.2	Offer Letter, dated July 27, 2024 (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on August 2, 2024 and incorporated by reference herein)
10.3

Executive Employment Agreement, dated July 29, 2024, by and between Plug Power Inc. and Dean C. Fullerton (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on August 2, 2024 and incorporated by reference herein)

10.4*	Rules of the Plug Power Inc. 2021 Stock Option and Incentive Plan for Awards Granted to Participants in France
10.5*	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees
10.6*	Sublease Agreement, dated December 15, 2021, by and between Vista Real Estate Development LLC and Plug Power Inc.
10.7*	First Amendment to Sublease Agreement, dated May 26, 2022, by and between Campus Associates XII LLC and Plug Power Inc.
10.8*	Second Amendment to Sublease Agreement, dated February 14, 2024, by and between Campus Associates XII LLC and Plug Power Inc.
10.9*	Assignment and Modification of Ground Lease Premises 2, dated November 1, 2023, Campus Associates XI LLC, Vista Development Group, LLC and Plug Power Inc.
31.1*	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Submitted electronically herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certification is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: August 8, 2024	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)