Form 10-Q
period 2024-09-30
PLUG POWER INC
filed 2024-11-12
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

The number of shares of common stock, par value of $.01 per share, outstanding as of November 7, 2024 was 911,196,936 shares.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$93,940	$135,033
Restricted cash	216,772	216,552
Accounts receivable, net of allowance of $7,340 as of September 30, 2024 and $8,798 as of December 31, 2023	167,222	243,811
Inventory, net	885,764	961,253
Contract assets	145,499	126,248
Prepaid expenses and other current assets	124,824	104,068
Total current assets	1,634,021	1,786,965

Restricted cash	689,483	817,559
Property, plant, and equipment, net	1,534,056	1,436,177
Right of use assets related to finance leases, net	52,947	57,281
Right of use assets related to operating leases, net	361,009	399,969
Equipment related to power purchase agreements and fuel delivered to customers, net	142,238	111,261
Contract assets	30,333	29,741
Intangible assets, net	175,006	188,886
Investments in non-consolidated entities and non-marketable equity securities	92,767	63,783
Other assets	13,014	11,116
Total assets	$4,724,874	$4,902,738

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$207,224	$257,828
Accrued expenses	107,402	200,544
Deferred revenue and other contract liabilities	132,345	204,139
Operating lease liabilities	66,973	63,691
Finance lease liabilities	10,822	9,441
Finance obligations	83,305	84,031
Current portion of convertible senior notes, net	58,163	—
Current portion of long-term debt	3,232	2,716
Contingent consideration, loss accrual for service contracts, and other current liabilities	117,479	142,410
Total current liabilities	786,945	964,800

Deferred revenue and other contract liabilities	59,529	84,163
Operating lease liabilities	249,191	292,002
Finance lease liabilities	27,134	36,133
Finance obligations	278,250	284,363
Convertible senior notes, net	149,214	195,264
Long-term debt	2,341	1,209
Contingent consideration, loss accrual for service contracts, and other liabilities	142,937	146,679
Total liabilities	1,695,541	2,004,613

Stockholders’ equity:
Common stock, $.01 par value per share; 1,500,000,000 shares authorized; Issued (including shares in treasury): 900,281,573 as of September 30, 2024 and 625,305,025 as of December 31, 2023	9,003	6,254
Additional paid-in capital	8,388,930	7,494,685
Accumulated other comprehensive loss	(1,634)	(6,802)
Accumulated deficit	(5,259,021)	(4,489,744)
Less common stock in treasury: 19,831,594 as of September 30, 2024 and 19,169,366 as of December 31, 2023	(107,945)	(106,268)
Total stockholders’ equity	3,029,333	2,898,125
Total liabilities and stockholders’ equity	$4,724,874	$4,902,738

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenue:
Sales of equipment, related infrastructure and other	$107,141	$145,130	$252,224	$543,510
Services performed on fuel cell systems and related infrastructure	14,148	9,290	40,205	27,088
Power purchase agreements	20,459	20,068	58,437	44,135
Fuel delivered to customers and related equipment	29,791	19,371	77,964	47,391
Other	2,191	4,852	8,514	7,055
Net revenue	173,730	198,711	437,344	669,179
Cost of revenue:
Sales of equipment, related infrastructure and other	149,912	158,989	414,948	504,717
Services performed on fuel cell systems and related infrastructure	9,086	17,916	35,773	53,586
Provision for loss contracts related to service	6,036	41,581	38,265	55,801
Power purchase agreements	51,782	56,981	161,322	157,773
Fuel delivered to customers and related equipment	55,538	59,012	172,428	177,963
Other	1,401	2,197	4,963	4,843
Total cost of revenue	273,755	336,676	827,699	954,683

Gross loss	(100,025)	(137,965)	(390,355)	(285,504)

Operating expenses:
Research and development	19,712	27,651	63,932	83,437
Selling, general and administrative	91,586	105,451	254,689	310,621
Restructuring	514	—	8,154	—
Impairment	4,185	665	8,406	11,734
Change in fair value of contingent consideration	146	2,239	(5,286)	26,316
Total operating expenses	116,143	136,006	329,895	432,108

Operating loss	(216,168)	(273,971)	(720,250)	(717,612)

Interest income	7,423	10,369	24,495	44,392
Interest expense	(9,148)	(11,802)	(29,984)	(33,717)
Other income/(expense), net	15,510	4,987	(566)	(4,866)
Realized gain on investments, net	—	—	—	263
Other-than-temporary impairment of available-for-sale securities	—	(10,831)	—	(10,831)
Change in fair value of equity securities	—	70	—	8,987
Loss on equity method investments	(8,690)	(7,030)	(29,043)	(19,970)
Loss on extinguishment of convertible senior notes	—	—	(14,047)	—

Loss before income taxes	$(211,073)	$(288,208)	$(769,395)	$(733,354)

Income tax (expense)/benefit	(95)	4,729	118	6,916

Net loss	$(211,168)	$(283,479)	$(769,277)	$(726,438)

Net loss per share:
Basic and diluted	$(0.25)	$(0.47)	$(1.03)	$(1.22)

Weighted average number of common stock outstanding	858,442,951	599,465,146	745,827,431	593,417,595

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net loss	$(211,168)	$(283,479)	$(769,277)	$(726,438)
Other comprehensive income/(loss):
Foreign currency translation gain/(loss)	315	(3,021)	5,168	1,711
Change in net unrealized gain on available-for-sale securities	—	4,333	—	11,841
Amounts reclassified from accumulated other comprehensive income/(loss):
Other-than-temporary impairment of available-for-sale securities	—	10,831	—	10,831
Comprehensive loss attributable to the Company, net of tax	$(210,853)	$(271,336)	$(764,109)	$(702,055)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Shares	Amount	Deficit	Equity
December 31, 2023	625,305,025	$6,254	$7,494,685	$(6,802)	19,169,366	$(106,268)	$(4,489,744)	$2,898,125
Net loss	—	—	—	—	—	—	(295,776)	(295,776)
Other comprehensive loss	—	—	—	(2,231)	—	—	—	(2,231)
Stock-based compensation	923,027	9	13,695	—	—	—	—	13,704
Public offerings, common stock, net of issuance costs	79,553,175	796	304,550	—	—	—	—	305,346
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	(176,678)	(2)	43	—	—	—	—	41
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	72,849	(278)	—	(278)
Provision for common stock warrants	—	—	10,236	—	—	—	—	10,236
March 31, 2024	705,604,549	$7,057	$7,823,209	$(9,033)	19,242,215	$(106,546)	$(4,785,520)	$2,929,167
Net loss	—	—	—	—	—	—	(262,333)	(262,333)
Other comprehensive income	—	—	—	7,084	—	—	—	7,084
Stock-based compensation	1,252,258	13	26,296	—	—	—	—	26,309
Public offerings, common stock, net of issuance costs	96,812,695	968	265,806	—	—	—	—	266,774
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	698,280	6	20	—	—	—	—	26
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	118,242	(324)	—	(324)
Earnouts from acquisitions paid in stock	2,625,628	26	18,215	—	—	—	—	18,241
Provision for common stock warrants	—	—	3,636	—	—	—	—	3,636
June 30, 2024	806,993,410	$8,070	$8,137,182	$(1,949)	19,360,457	$(106,870)	$(5,047,853)	$2,988,580
Net loss	—	—	—	—	—	—	(211,168)	(211,168)
Other comprehensive income	—	—	—	315	—	—	—	315
Stock-based compensation	1,299,404	13	24,094	—	—	—	—	24,107
Public offerings, common stock, net of issuance costs	91,785,729	918	220,211	—	—	—	—	221,129
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	203,030	2	27	—	—	—	—	29
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	471,137	(1,075)	—	(1,075)
Provision for common stock warrants	—	—	7,416	—	—	—	—	7,416
September 30, 2024	900,281,573	$9,003	$8,388,930	$(1,634)	19,831,594	$(107,945)	$(5,259,021)	$3,029,333

December 31, 2022	608,421,785	$6,084	$7,297,306	$(26,004)	18,076,127	$(96,261)	$(3,120,911)	$4,060,214
Net loss	—	—	—	—	—	—	(206,561)	(206,561)
Other comprehensive income	—	—	—	6,970	—	—	—	6,970
Stock-based compensation	228,954	2	43,300	—	—	—	—	43,302
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	620,250	6	668	—	—	—	—	674
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	169,787	(2,590)	—	(2,590)
Exercise of warrants	2,680,637	28	(28)	—	—	—	—	—
Provision for common stock warrants	—	—	19,641	—	—	—	—	19,641
March 31, 2023	611,951,626	$6,120	$7,360,887	$(19,034)	18,245,914	$(98,851)	$(3,327,472)	$3,921,650
Net loss	—	—	—	—	—	—	(236,398)	(236,398)
Other comprehensive income	—	—	—	5,270	—	—	—	5,270
Stock-based compensation	338,328	3	39,915	—	—	—	—	39,918
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	246,717	3	55	—	—	—	—	58
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	39,349	(364)	—	(364)
Exercise of warrants	6,623,794	66	(66)	—	—	—	—	—
Provision for common stock warrants	—	—	951	—	—	—	—	951
Earnouts from acquisitions paid in stock	927,042	9	7,991	—	—	—	—	8,000
June 30, 2023	620,087,507	$6,201	$7,409,733	$(13,764)	18,285,263	$(99,215)	$(3,563,870)	$3,739,085
Net loss	—	—	—	—	—	—	(283,479)	(283,479)
Other comprehensive income	—	—	—	12,143	—	—	—	12,143
Stock-based compensation	361,162	4	45,850	—	—	—	—	45,854
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	3,818,384	38	543	—	—	—	—	581
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	594,104	(4,968)	—	(4,968)
Provision for common stock warrants	—	—	70	—	—	—	—	70
September 30, 2023	624,267,053	$6,243	$7,456,196	$(1,621)	18,879,367	$(104,183)	$(3,847,349)	$3,509,286

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2023
Operating activities
Net loss	$(769,277)	$(726,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	51,639	37,810
Amortization of intangible assets	14,194	14,158
Lower of cost or net realizable value inventory adjustment and provision for excess and obsolete inventory	67,768	33,889
Stock-based compensation	64,120	129,074
Loss on extinguishment of convertible senior notes	14,047	—
(Recoveries)/provision for losses on accounts receivable	(1,458)	948
Amortization of (premium)/discount of debt issuance costs on convertible senior notes and long-term debt	(1,731)	1,699
Provision for common stock warrants	16,294	12,737
Deferred income tax benefit	(118)	(621)
Impairment	8,406	11,734
(Recovery)/loss on service contracts	(558)	35,893
Loss on sale of long-lived assets	2,519	—
Fair value adjustment to contingent consideration	(5,286)	26,316
Net realized gain on investments	—	(263)
Other-than-temporary impairment of available-for-sale securities	—	10,831
Accretion of premium on available-for-sale securities	—	(5,144)
Lease origination costs	(3,508)	(7,665)
Change in fair value for equity securities	—	(8,987)
Loss on equity method investments	29,043	19,970
Change in fair value of derivative financial instruments	100	—
Changes in operating assets and liabilities that provide/(use) cash:
Accounts receivable	78,047	(34,685)
Inventory	30,868	(411,737)
Contract assets	(14,849)	(39,040)
Prepaid expenses and other assets	(42,835)	(6,423)
Accounts payable, accrued expenses, and other liabilities	(29,183)	21,221
Payments of contingent consideration	(9,216)	(2,895)
Deferred revenue and other contract liabilities	(96,428)	23,699
Net cash used in operating activities	(597,402)	(863,919)

Investing activities
Purchases of property, plant and equipment	(253,148)	(484,030)
Purchases of equipment related to power purchase agreements and equipment related to fuel delivered to customers	(41,513)	(26,094)
Proceeds from maturities of available-for-sale securities	—	961,160
Proceeds from sales of equity securities	—	76,263
Proceeds from sale of long-lived assets	500	—
Cash paid for non-consolidated entities and non-marketable equity securities	(64,368)	(66,811)
Net cash (used in)/provided by investing activities	(358,529)	460,488

Financing activities
Payments of contingent consideration	(1,841)	(10,105)
Proceeds from public and private offerings, net of transaction costs	793,249	—
Payments of tax withholding on behalf of employees for net stock settlement of stock-based compensation	(1,677)	(7,922)
Proceeds from exercise of stock options	96	1,313
Principal payments on long-term debt	(726)	(5,710)
Proceeds from finance obligations	54,416	90,265
Principal repayments of finance obligations and finance leases	(64,342)	(53,394)
Net cash provided by financing activities	779,175	14,447
Effect of exchange rate changes on cash	7,807	2,130
Decrease in cash and cash equivalents	(41,093)	(579,821)
(Decrease)/increase in restricted cash	(127,856)	192,967
Cash, cash equivalents, and restricted cash beginning of period	1,169,144	1,549,344
Cash, cash equivalents, and restricted cash end of period	$1,000,195	$1,162,490

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $8.3 million as of September 30, 2024 and $6.0 million as of September 30, 2023	$26,946	$29,207

Summary of non-cash activity
Recognition of right of use asset - finance leases	$163	$5,338
Recognition of right of use asset - operating leases	6,835	77,500
Net transfers between inventory and long-lived assets	22,411	725
Earnouts from acquisitions paid in common stock and warrants	18,241	8,000
Purchases of long-lived asset from financing agreement	2,000	—
Accrued purchase of fixed assets, cash to be paid in subsequent period	51,033	131,774

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

Liquidity and Capital Resources

The Company’s working capital was $847.1 million as of September 30, 2024, which included unrestricted cash and cash equivalents of $93.9 million and restricted cash of $906.3 million. On January 17, 2024, the Company entered into the At Market Issuance Sales Agreement (the “Original ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion. As of February 23, 2024, the Company had $697.9 million remaining authorized for issuance under the Original ATM Agreement. On February 23, 2024, the Company and B. Riley entered into Amendment No. 1 to the Original ATM Agreement (“Amendment No. 1” and, together with the Original ATM Agreement, the “ATM Agreement”) to increase the aggregate gross sales price of shares of the Company’s common stock available for future issuance under the Original ATM Agreement to $1.0 billion. Under the ATM Agreement, the Company has the right at its sole discretion to direct B. Riley to act on a principal basis and purchase directly from the Company up to $11.0 million of shares of its common stock on any trading day (the “Maximum Commitment Advance Purchase Amount”) if the Company’s market capitalization is more than $1.0 billion (or up to $10.0 million if the Company’s market capitalization is less than $1.0 billion) and up to $55.0 million of shares in any calendar week (the “Maximum Commitment Advance Purchase Amount Cap”) if the Company’s market capitalization is more than $1.0 billion (or up to $30.0 million if the Company’s market capitalization is less than $1.0 billion). As of November 7, 2024, the Company had offered and sold 219,835,221 shares of common stock having an aggregate gross sales price of approximately $677.2 million under the ATM Agreement and shares of the Company’s common stock having an aggregate gross sales price of approximately $624.8 million remained available for issuance and sale under the ATM Agreement.

On November 7, 2024, the Company entered into Amendment No. 2 to the Original ATM Agreement (“Amendment No. 2” and together with the ATM Agreement, the “Amended ATM Agreement”) with B. Riley. Amendment No. 2 increased the aggregate gross sales price of the Company’s common stock the Company may offer and sell pursuant to the Amended ATM Agreement by approximately $375.2 million to $1.0 billion. From and after November 7, 2024, through and including February 7, 2025, the Company has the right at its sole discretion to direct B. Riley to act on a principal basis and purchase from the Company up to the Maximum Commitment Advance Purchase Amount of $11.0 million and up to the Maximum Commitment Advance Purchase Amount Cap of $55.0 million (including any shares sold by B. Riley in agency transactions) in any calendar week. If the Company’s market capitalization is less than $1.0 billion on and after February 8, 2025, the Maximum Commitment Advance Purchase Amount shall be decreased to $10.0 million and the Maximum Commitment Advance Purchase Amount Cap shall be decreased to $30.0 million.

On November 11, 2024, the Company entered into a Debenture Purchase Agreement with YA II PN, Ltd. under which the Company agreed to sell and issue to the Investor an unsecured convertible debenture in aggregate principal amount of $200.0 million in exchange for the payment by the Investor to the Company of $190.0 million. The Company expects to close the issuance of the Convertible Debenture on or about November 12, 2024, subject to customary closing conditions. For more information, see Note 24, “Subsequent Events”.

On July 22, 2024, the Company sold 78,740,157 shares of its common stock at a public offering price of $2.54 per share for net proceeds of $191.0 million after deducting the underwriting discount and related offering expenses.

The Company believes that its working capital and cash position, together with its right to direct B. Riley to purchase shares directly from the Company under the Amended ATM Agreement, will be sufficient to fund its on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited interim condensed consolidated financial statements.

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

Clean Hydrogen Production Tax Credit

Beginning in the second quarter of 2024, the Company determined that it qualifies for the clean hydrogen production tax credit (“PTC”) under Section 45V as part of the Inflation Reduction Act of 2022 (“IRA”) resulting from operation of the Company’s hydrogen production plant located in Georgia. The PTC is available for qualified clean hydrogen produced and sold during the 10-year period beginning on the date the qualified clean hydrogen production facility was originally placed in service. The Company has chosen elective pay, also referred to as direct pay, for the 2024 taxable year. This election makes the PTC refundable, as the Company can receive the full value of the credit from the Internal Revenue Service. This election will apply to the 2024 taxable year and the four subsequent taxable years unless revoked. During the remaining five years of the 10-year period to receive the PTC, the Company can elect to transfer all or a portion of the PTC to a third party buyer in exchange for cash. The Company has analogized the accounting of the PTC to accounting for government grants due to the ability to receive payment for the credit regardless of whether the Company has an income tax liability. As a result, the Company recorded approximately $1.6 million and $2.9 million for the three and nine months ended September 30, 2024, respectively, as a reduction to the “fuel delivered to customers and related equipment” costs of revenue financial statement line item in the unaudited interim condensed consolidated statement of operations and $3.3 million as of September 30, 2024 as an increase to the “other assets” financial statement line item in the unaudited interim condensed consolidated balance sheet.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

There have been no significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

Recent Accounting Guidance Not Yet Effective

Other than the standards mentioned in our 2023 Form 10-K, all issued but not yet effective accounting and reporting standards as of September 30, 2024 are either not applicable to the Company or are not expected to have a material impact on the Company.

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

	Nine months ended	Year ended
	September 30, 2024	December 31, 2023
Beginning balance	$137,853	$81,066
Provision for loss accrual	37,997	85,375
Releases to service cost of sales	(38,823)	(29,713)
Increase to loss accrual related to customer warrants	268	971
Foreign currency translation adjustment	214	154
Ending balance	$137,509	$137,853

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

The potentially dilutive securities are summarized as follows:

	As of September 30,
	2024	2023
Stock options outstanding (1)	33,180,236	35,463,759
Restricted stock and restricted stock units outstanding (2)	4,824,497	7,261,132
Common stock warrants (3)	82,022,634	78,561,263
Convertible Senior Notes (4)	44,661,605	39,170,766
Number of dilutive potential shares of common stock	164,688,972	160,456,920
(1)	During the three months ended September 30, 2024 and 2023, the Company granted options for 1,726,500 and 2,255,096 shares of common stock, respectively. During the nine months ended September 30, 2024 and 2023, the Company granted options for 9,147,125 and 9,131,689 shares of common stock, respectively.

(2)	During the three months ended September 30, 2024 and 2023, the Company granted 21,500 and 3,217,700 shares of restricted stock and restricted stock units, respectively. During the nine months ended September 30, 2024 and 2023, the Company granted 1,075,557 and 3,606,393 shares of restricted stock and restricted stock units, respectively.

(3)	In May 2024, the Company issued warrants in connection with an earn-out settlement agreement with Giner ELX, Inc. (“Giner”) as described in Note 15, “Fair Value Measurements”, and the Company registered for resale up to 3,461,371 shares of the Company’s common stock issuable upon exercise of the warrants. The warrants had not been exercised as of September 30, 2024.

In August 2022, the Company issued a warrant to acquire up to 16,000,000 shares of the Company’s common stock as part of a transaction agreement with Amazon.com, Inc. (“Amazon”), subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements”. The warrant had not been exercised as of September 30, 2024 and 2023, respectively.

In April 2017, the Company issued a warrant to acquire up to 55,286,696 shares of the Company’s common stock as part of a transaction agreement with Amazon, subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements”. The warrant had been exercised with respect to 34,917,912 shares of the Company’s common stock as of September 30, 2024 and 2023.

In July 2017, the Company issued a warrant to acquire up to 55,286,696 shares of the Company’s common stock as part of a transaction agreement with Walmart, Inc. (“Walmart”), subject to certain vesting events, as described in Note 12, “Warrant Transaction Agreements”. The warrant had been exercised with respect to 13,094,217 shares of the Company’s common stock as of September 30, 2024 and 2023.

(4)	In March 2024, the Company exchanged $138.8 million in aggregate principal amount of the 3.75% Convertible Senior Notes for $140.4 million in aggregate principal amount of the 7.00% Convertible Senior Notes due 2026 (the “7.00% Convertible Senior Notes”) as described in Note 10, “Convertible Senior Notes”. There were no conversions of the 7.00% Convertible Senior Notes during the three and nine months ended September 30, 2024 and 2023.

In May 2020, the Company issued $212.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes due 2025 (the “3.75% Convertible Senior Notes”) as described in Note 10, “Convertible Senior Notes”. There were no conversions of the 3.75% Convertible Senior Notes during the three and nine months ended September 30, 2024 and 2023.

5. Inventory

Inventory as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials and supplies - production locations	$522,332	$564,818
Raw materials and supplies - customer locations	26,988	20,751
Work-in-process	146,441	149,574
Finished goods	190,003	226,110
Inventory	$885,764	$961,253

Inventory is comprised of raw materials and supplies, work-in-process, and finished goods. The Company had inventory reserves made up of excess and obsolete items and related lower of cost or net realizable value adjustments of $89.5 million and $85.2 million as of September 30, 2024 and December 31, 2023, respectively.

6. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Land	$5,845	$6,049
Construction in progress	930,505	1,109,896
Hydrogen production plants	370,104	77,107
Leasehold improvements	97,022	95,229
Software, machinery, and equipment	249,091	229,352
Property, plant, and equipment	1,652,567	1,517,633
Less: accumulated depreciation	(118,511)	(81,456)
Property, plant, and equipment, net	$1,534,056	$1,436,177

Construction in progress is primarily comprised of construction of three hydrogen production plants. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of capital asset construction and amortized over the useful lives of the related assets. During the three months ended September 30, 2024 and 2023, the Company capitalized $3.1 million and $2.0 million of interest, respectively. During the nine months ended September 30, 2024 and 2023, the Company capitalized $8.3 million and $6.0 million of interest, respectively.

Depreciation expense related to property, plant and equipment was $12.6 million and $10.2 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense related to property, plant and equipment was $37.3 million and $23.0 million for the nine months ended September 30, 2024 and 2023, respectively.

7. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of September 30, 2024 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	14 years	$103,144	$(25,902)	$77,242
Dry stack electrolyzer technology	10 years	29,000	(7,492)	21,508
Customer relationships, trade name, and other	13 years	104,473	(28,217)	76,256
		$236,617	$(61,611)	$175,006

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2023 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	14 years	$103,060	$(20,204)	$82,856
Dry stack electrolyzer technology	10 years	29,000	(5,317)	23,683
Customer relationships, trade name, and other	13 years	103,981	(21,634)	82,347
		$236,041	$(47,155)	$188,886

The change in the gross carrying amount of the acquired technology and customer relationships, trade name and other from December 31, 2023 to September 30, 2024 was due to foreign currency translation.

Amortization expense for acquired identifiable intangible assets for the three months ended September 30, 2024 and 2023 was $4.8 million and $4.4 million, respectively. Amortization expense for acquired identifiable intangible assets for the nine months ended September 30, 2024 and 2023 was $14.2 million and $14.2 million, respectively.

The estimated amortization expense for subsequent years is as follows (in thousands):

Remainder of 2024	$4,724
2025	18,228
2026	16,603
2027	16,596
2028	16,187
2029 and thereafter	102,668
Total	$175,006

8. Accrued Expenses

Accrued expenses as of September 30, 2024 and December 31, 2023 consisted of (in thousands):

	September 30,	December 31,
	2024	2023
Accrued payroll and compensation related costs	$23,699	$32,584
Accrual for capital expenditures	16,378	83,781
Accrued accounts payable	40,249	64,767
Accrued sales and other taxes	22,301	17,207
Accrued interest	4,107	562
Accrued other	668	1,643
Total	$107,402	$200,544

9. Long-Term Debt

During the second quarter of 2024, the Company began repaying the principal and interest on a $2.0 million allowance for tenant work related to its manufacturing facility in Slingerlands, NY. In accordance with Accounting Standard Codification (“ASC”) 842, Leases (“ASC 842”), the allowance is treated as a freestanding financial instrument separate from the facility lease and is accounted for as long-term debt. The outstanding principal and carrying value of the debt was $1.7 million as of September 30, 2024.

In June 2020, the Company acquired debt as part of its acquisition of United Hydrogen Group Inc. During the three months ended September 30, 2024 and 2023, the Company repaid $0 and $0.3 million of principal related to this outstanding debt. During the nine months ended September 30, 2024 and 2023, the Company repaid $0.6 million and $5.7 million of principal related to this outstanding debt. The outstanding carrying value of the debt was $3.9 million as of September 30, 2024. The remaining outstanding principal on the debt was $4.9 million and the unamortized debt discount was $1.0 million, bearing varying interest rates ranging from 7.3% to 7.6%. The debt is scheduled to mature in 2026. As of September 30, 2024, the principal balance was due at each of the following dates as follows (in thousands):

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

In certain circumstances, conversions of 7.00% Convertible Senior Notes in connection with “Make-Whole Fundamental Changes” (as defined in the Indenture) or conversions of 7.00% Convertible Senior Notes called for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 282.4859 shares of the Company’s common stock per $1,000 principal amount of 7.00% Convertible Senior Notes, subject to adjustment. In such circumstance, a maximum of 39,659,890 shares of common stock, subject to adjustment, may be issued upon conversion of the 7.00% Convertible Senior Notes. There were no conversions of the 7.00% Convertible Senior Notes during the three and nine months ended September 30, 2024.

The 7.00% Convertible Senior Notes consisted of the following (in thousands):

September 30,
2024
Principal amounts:
Principal	$140,396
Unamortized debt premium, net of offering costs (1)	8,818
Net carrying amount	$149,214
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 7.00% Convertible Senior Notes for the three and nine months ended September 30, 2024 (in thousands, except for the effective interest rate):

	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024
Interest expense	$2,478	$5,224
Amortization of premium	(1,308)	(2,781)
Total	$1,170	$2,443
Effective interest rate	3.0%	3.0%

The estimated fair value of the 7.00% Convertible Senior Notes as of September 30, 2024 was approximately $120.0 million. The fair value estimation was primarily based on a quoted price in an active market.

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of 3.75% Convertible Senior Notes. On March 12, 2024, the Company exchanged $138.8 million in aggregate principal amount of the 3.75% Convertible Senior Notes for $140.4 million in aggregate principal amount of the Company’s new 7.00% Convertible Senior Notes due 2026. Following the exchange, approximately $58.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes remained outstanding with terms unchanged. There were no conversions of the 3.75% Convertible Senior Notes during the three and nine months ended September 30, 2024 and 2023.

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Principal amounts:
Principal	$58,462	$197,278
Unamortized debt issuance costs (1)	(299)	(2,014)
Net carrying amount	$58,163	$195,264
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 3.75% Convertible Senior Notes for the three and nine months ended September 30, 2024 and 2023 (in thousands, except for the effective interest rate):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$549	$1,849	$2,787	$5,547
Amortization of debt issuance costs	108	338	532	1,003
Total	$657	$2,187	$3,319	$6,550
Effective interest rate	4.5%	4.5%	4.5%	4.5%

The estimated fair value of the 3.75% Convertible Senior Notes as of September 30, 2024 was approximately $54.1 million. The fair value estimation was primarily based on a quoted price in an active market.

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

The net cost incurred in connection with the 3.75% Notes Capped Call was recorded as a reduction to additional paid-in capital in the unaudited interim condensed consolidated balance sheets at the time the transactions were entered into. The book value of the 3.75% Notes Capped Call is not remeasured.

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

The net cost incurred in connection with the Common Stock Forward of $27.5 million was recorded as an increase in treasury stock in the unaudited interim condensed consolidated balance sheets at the time the transactions were entered into. The related shares were accounted for as a repurchase of common stock. The book value of the Common Stock Forward is not remeasured.

There were no shares of common stock that settled in connection with the Common Stock Forward during the three and nine months ended September 30, 2024 and 2023.

11. Stockholders’ Equity

At Market Issuance Sales Agreement

On January 17, 2024, the Company entered into an At Market Issuance Sales Agreement with B. Riley, pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $1.0 billion. As of February 23, 2024, the Company had $697.9 million remaining authorized for issuance under the ATM Agreement. On February 23, 2024, the Company amended the ATM Agreement to increase the amount of shares of the Company’s common stock available for sale under the ATM Agreement to $1.0 billion. During the three months ended September 30, 2024, the Company sold 13,045,572 shares of common stock at a weighted-average sales price of $2.35 per share for gross proceeds of $30.7 million with related issuance costs of $0.5 million. During the nine months ended September 30, 2024, the Company sold 189,411,442 shares of common stock at a weighted-average sales price of $3.23 per share for gross proceeds of $611.5 million with related issuance costs of $9.2 million.

Public Offering of Common Stock

On July 22, 2024, the Company sold 78,740,157 shares of its common stock at a public offering price of $2.54 per share for net proceeds of $191.0 million after deducting the underwriting discount and related offering expenses.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale securities (prior periods ending September 30, 2023 only) and foreign currency translation gains and losses. There were no reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023, respectively.

Net current-period other comprehensive income for the three months ended September 30, 2024 increased due to foreign currency translation gains of $0.3 million. Net current-period other comprehensive income for the three months ended September 30, 2023 increased due to unrealized gains on available-for-sale securities of $4.3 million, partially offset by foreign currency translation losses of $3.0 million.

Net current-period other comprehensive income for the nine months ended September 30, 2024 increased due to foreign currency translation gains of $5.2 million. Net current-period other comprehensive income for the nine months ended September 30, 2023 increased due to unrealized gains on available-for-securities of $11.8 million and foreign currency translation gains of $1.7 million.

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

On August 24, 2022, 1,000,000 of the 2022 Amazon Warrant Shares associated with tranche 1 vested. The warrant fair value associated with the vested shares of tranche 1 of $20.4 million was capitalized to contract assets based on the grant date fair value and is subsequently amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. As of September 30, 2024, the balance of the contract asset related to tranche 1 was $18.8 million which is recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheet. During the second quarter of 2023, all 1,000,000 of the 2022 Amazon Warrant Shares associated with tranche 2 vested. The warrant fair value associated with the vested shares of tranche 2 was $20.4 million and was determined on the grant date of August 24, 2022. As of September 30, 2024, the balance of the contract asset related to tranche 2 was $18.8 million. Tranche 3 will vest over the next $1.0 billion of collections from Amazon and its affiliates. The grant date fair value of tranche 3 will also be amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. As of September 30, 2024, the balance of the contract asset related to tranche 3 was $3.6 million. Because the exercise price has yet to be determined, the fair value of tranche 4 will be remeasured at each reporting period end and amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement.

As of September 30, 2024 and December 31, 2023, 2,500,000 and 2,000,000 of the 2022 Amazon Warrant Shares had vested, respectively, and none of the 2022 Amazon Warrant Shares had been exercised. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the three months ended September 30, 2024 and 2023 was $2.0 million and $1.6 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the nine months ended September 30, 2024 and 2023 was $4.4 million and $4.3 million, respectively.

The assumptions used to calculate the valuations of the 2022 Amazon Warrant as of August 24, 2022 and September 30, 2024 are as follows:

	Tranches 1-3	Tranche 4
	August 24, 2022	September 30, 2024
Risk-free interest rate	3.15%	3.51%
Volatility	75.00%	95.00%
Expected average term (years)	7.00	1.15
Exercise price	$22.98	$2.03
Stock price	$20.36	$2.26

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

The exercise price for the first and second tranches of Walmart Warrant Shares was $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of the Walmart Warrant Shares is $6.28 per share, which was determined pursuant to the terms of the Walmart Warrant as an amount equal to 90% of the 30-day volume weighted average share price of the Company’s common stock as of October 30, 2023, the final vesting date of the second tranche of the Walmart Warrant Shares. The Walmart Warrant is exercisable through July 20, 2027. The Walmart Warrant provides for net share settlement that, if elected by the holder, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Walmart Warrant provides for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. The Walmart Warrant is classified as an equity instrument. As of September 30, 2024, the balance of the contract asset related to the Walmart Warrant was $5.4 million.

As of September 30, 2024 and December 31, 2023, 40,010,108 and 34,917,912 of the Walmart Warrant Shares had vested, respectively, and the Walmart Warrant was exercised with respect to 13,094,217 shares of the Company’s common stock. During the three and nine months ended September 30, 2024 and 2023, there were no exercises with respect to the Walmart Warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended September 30, 2024 was $3.9 million compared to a negative provision for common stock warrants recorded as an addition to revenue of $3.1 million for the three months ended September 30, 2023. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the nine months ended September 30, 2024 and 2023 was $11.6 million and $8.4 million, respectively.

13. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

Major products/services lines	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales of fuel cell systems	$8,131	$37,650	$40,282	$138,682
Sales of hydrogen infrastructure	11,869	38,225	37,399	145,740
Sales of electrolyzers	57,789	26,628	74,169	73,627
Sales of engineered equipment	7,302	7,212	15,924	23,784
Services performed on fuel cell systems and related infrastructure	14,148	9,290	40,205	27,088
Power purchase agreements	20,459	20,068	58,437	44,135
Fuel delivered to customers and related equipment	29,791	19,371	77,964	47,391
Sales of cryogenic equipment and liquefiers	22,050	35,415	84,450	161,677
Other	2,191	4,852	8,514	7,055
Net revenue	$173,730	$198,711	$437,344	$669,179

Contract balances

The following table provides information about receivables, contract assets and deferred revenue and contract liabilities from contracts with customers (in thousands):

	September 30,	December 31,
	2024	2023
Accounts receivable	$167,222	$243,811
Contract assets	175,832	155,989
Deferred revenue and contract liabilities	191,874	288,302

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

Significant changes in the contract assets and the deferred revenue and contract liabilities balances during the period are as follows (in thousands):

Contract assets	Nine months ended	Year ended
	September 30, 2024	December 31, 2023
Transferred to receivables from contract assets recognized at the beginning of the period	$(10,697)	$(94,860)
Change in contract assets related to warrants	5,324	14,260
Impairment	—	(2,375)
Revenue recognized and not billed as of the end of the period	25,216	134,677
Net change in contract assets	$19,843	$51,702

Deferred revenue and contract liabilities	Nine months ended	Year ended
	September 30, 2024	December 31, 2023
Increases due to customer billings, net of amounts recognized as revenue during the period	$19,936	$151,965
Change in contract liabilities related to warrants	330	440
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(116,694)	(94,001)
Net change in deferred revenue and contract liabilities	$(96,428)	$58,404

Estimated future revenue

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period, including provision for common stock warrants (in thousands):

	As of	Expected recognition
	September 30, 2024	period (years)
Sales of fuel cell systems	$34,553	1 - 2
Sales of hydrogen installations and other infrastructure	34,740	1
Sales of electrolyzers	269,371	1 - 2
Sales of engineered equipment	7,264	1
Services performed on fuel cell systems and related infrastructure	131,112	5 - 10
Power purchase agreements	375,119	5 - 10
Fuel delivered to customers and related equipment	82,733	5 - 10
Sales of cryogenic equipment and other	60,610	1
Total estimated future revenue	$995,502

14. Income Taxes

The Company recorded $0.1 million of income tax expense and $4.7 million of income tax benefit for the three months ended September 30, 2024 and 2023, respectively. The Company recorded $0.1 million of income tax benefit and $6.9 million of income tax benefit for the nine months ended September 30, 2024 and 2023, respectively. The income tax benefit for the nine months ended September 30, 2024 was due to an incremental change to the valuation allowance recorded in foreign jurisdictions. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its domestic net deferred tax assets, which remain fully reserved, and its valuation allowances recorded in foreign jurisdictions.

The domestic net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

The Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting has proposed a global minimum corporate tax rate of 15% on multi-national corporations, commonly referred to as the Pillar Two rules that has been agreed upon in principle by over 140 countries. While the United States has not adopted the Pillar Two rules, numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective beginning January 1, 2024, or are expected to enact similar legislation. As of September 30, 2024, the Company did not meet the consolidated revenue threshold and is not subject to the GloBE Rules under Pillar Two. The Company will continue to monitor the implementation of rules in the jurisdictions in which it operates.

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

There were no transfers between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2024. Financial instruments not recorded at fair value on a recurring basis include equity method investments that have not been remeasured or impaired in the current period, such as our investments in HyVia, AccionaPlug, SK Plug Hyverse and Clean H2 Infra Fund.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of September 30, 2024
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$91,987	$91,987	$—	$—	$91,987

	As of December 31, 2023
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	126,216	126,216	—	—	126,216

The liabilities measured at fair value on a recurring basis that have unobservable inputs and are therefore categorized as level 3 are related to contingent consideration. The fair value as of September 30, 2024 of $92.0 million is comprised of contingent consideration related to the Joule Processing LLC (“Joule”) acquisition in 2022 and the Frames Holding B.V. (“Frames”) acquisition in 2021.

In connection with the Joule acquisition, the Company initially recorded on its unaudited interim condensed consolidated balance sheet a liability of $41.7 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was $60.0 million and $75.5 million as of September 30, 2024 and December 31, 2023, respectively. The decrease compared to the year ended December 31, 2023 was primarily due to payments that reduced the fair value of the liability by $10.0 million during the first quarter of 2024 and by $57 thousand during the third quarter of 2024. A decrease of $1.4 million and $5.5 million was recorded in change in fair value of contingent consideration in the unaudited interim condensed consolidated statement of operations for the three and nine months ended September 30, 2024, respectively.

In connection with the Frames acquisition, the Company initially recorded on its unaudited interim condensed consolidated balance sheet a liability of $29.1 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was $32.0 million and $31.8 million as of September 30, 2024 and December 31, 2023, respectively. The increase compared to the year ended December 31, 2023 was primarily due to an increase in foreign currency translation losses of $1.3 million and $0.3 million for the three and nine months ended September 30, 2024, respectively. The increase was partially offset by a decrease of $0.1 million recorded in change in fair value of contingent consideration in the unaudited interim condensed consolidated statement of operations for the nine months ended September 30, 2024, partially offset by an increase of $1.5 million recorded in change in fair value of contingent consideration in the unaudited interim condensed consolidated statement of operations for the three months ended September 30, 2024.

In connection with the United Hydrogen Group Inc. (“UHG”) acquisition, the Company initially recorded on its unaudited interim condensed consolidated balance sheet a liability of $1.1 million representing the fair value of contingent consideration payable. The contingent consideration was fully settled during the second quarter of 2024 and the fair value of this contingent consideration was $0.9 million as of December 31, 2023. The decrease of $0.9 million was due to payments that reduced the fair value of the liability by $1.0 million during the second quarter of 2024. Partially offsetting this decrease was an increase of $0.1 million recorded in change in fair value of contingent consideration in the unaudited interim condensed consolidated statement of operations during the nine months ended September 30, 2024. The $1.0 million payment made during the second quarter of 2024 settled the remaining earn-out obligation.

In connection with the Giner acquisition, the Company initially recorded on its unaudited interim condensed consolidated balance sheet a liability of $16.0 million representing the fair value of contingent consideration payable. The contingent consideration was fully settled during the second quarter of 2024 and the fair value of this contingent consideration was $18.0 million as of December 31, 2023. The decrease of $18.0 million was due to payments that reduced the fair value of the liability by $18.2 million during the second quarter of 2024. Partially offsetting this decrease was an increase of $0.2 million recorded in change in fair value of contingent consideration in the unaudited interim condensed consolidated statement of operations during the nine months ended September 30, 2024. The $18.2 million payment during the second quarter of 2024 was paid in common stock and warrants and settled the remaining obligation of the earn-out. As part of the $18.2 million settlement of Giner’s earn-out obligation on May 24, 2024, the Company issued warrants to the sellers of Giner and the Company registered for resale up to 3,461,371 shares of the Company’s common stock issuable upon exercise of the warrants. The warrants had not been exercised as of September 30, 2024.

In the unaudited interim condensed consolidated balance sheets, contingent consideration is recorded in the contingent consideration, loss accrual for service contracts, and other current liabilities financial statement line item, and was comprised of the following unobservable inputs as of September 30, 2024:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
Contingent consideration	$91,987	Scenario based method	Credit spread	12.21% - 13.51%
			Discount rate	15.73% - 18.38%
	91,987

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
	126,216

The change in the carrying amount of Level 3 liabilities during the nine months ended September 30, 2024 was as follows (in thousands):

Nine months ended
September 30, 2024
Beginning balance as of December 31, 2023	$126,216
Cash payments	(10,000)
Change in fair value of contingent consideration	(9,200)
Foreign currency translation adjustment	(690)
Ending balance as of March 31, 2024	$106,326
Cash payments	(1,000)
Payment settled in common stock and warrants	(18,241)
Change in fair value of contingent consideration	3,768
Foreign currency translation adjustment	(233)
Ending balance as of June 30, 2024	$90,620
Cash payments	(57)
Change in fair value of contingent consideration	146
Foreign currency translation adjustment	1,278
Ending balance as of September 30, 2024	$91,987

16. Investments

Equity Method Investments

As of September 30, 2024 and December 31, 2023, the Company accounted for the following investments in the investee’s common stock under the equity method, which are included in the investments in non-consolidated entities and non-marketable equity securities on the unaudited interim condensed consolidated balance sheets (amounts in thousands):

		As of September 30, 2024		As of December 31, 2023
	Formation	Common Stock	Carrying	Common Stock	Carrying
Investee	Date	Ownership %	Value	Ownership %	Value
HyVia	Q2 2021	50%	$2,420	50%	$(2,068)
AccionaPlug	Q4 2021	50%	4,062	50%	3,198
Clean H2 Infra Fund	Q4 2021	5%	27,392	5%	13,357
SK Plug Hyverse	Q1 2022	49%	56,274	49%	41,609
			$90,148		$56,096

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

During the three months ended September 30, 2024, the Company contributed approximately $0, $0.7 million, $0 and $0 to HyVia, AccionaPlug, SK Plug Hyverse and Clean H2 Infra Fund, respectively. During the three months ended September 30, 2023, the Company contributed approximately $0, $1.8 million, $16.0 million and $4.8 million to HyVia, AccionaPlug, SK Plug Hyverse and Clean H2 Infra Fund, respectively.

During the nine months ended September 30, 2024, the Company contributed approximately $32.3 million, $2.4 million, $16.0 million and $13.7 million to HyVia, AccionaPlug, SK Plug Hyverse and Clean H2 Infra Fund, respectively. During the nine months ended September 30, 2023, the Company contributed approximately $22.3 million, $2.6 million, $33.8 million and $8.1 million to HyVia, AccionaPlug, SK Plug Hyverse and Clean H2 Infra Fund, respectively.

The Company’s capital commitments related to its equity method investments as of September 30, 2024 includes $38.9 million to be made during the remainder of 2024.

17. Operating and Finance Lease Liabilities

As of September 30, 2024, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash and security deposits (see also Note 19, “Commitments and Contingencies”) as summarized below. These leases expire over the next one to seven years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

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

The Company has finance leases associated with its property and equipment in Slingerlands, New York and at customer fueling locations.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of September 30, 2024 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
Remainder of 2024	$25,078	$2,978	$28,056
2025	95,840	14,792	110,632
2026	86,964	11,934	98,898
2027	73,267	8,256	81,523
2028	50,874	1,941	52,815
2029 and thereafter	151,713	3,299	155,012
Total future minimum payments	483,736	43,200	526,936
Less imputed interest	(167,572)	(5,244)	(172,816)
Total	$316,164	$37,956	$354,120

Rental expense for all operating leases was $26.0 million and $25.0 million for the three months ended September 30, 2024 and 2023, respectively. Rental expense for all operating leases was $78.2 million and $70.2 million for the nine months ended September 30, 2024 and 2023, respectively.

As of both September 30, 2024 and December 31, 2023, security deposits associated with sale/leaseback transactions were $7.4 million and were included in other assets in the unaudited interim condensed consolidated balance sheets.

Other information related to the operating leases are presented in the following table:

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Cash payments - operating cash flows (in thousands)	$75,057	$66,970
Weighted average remaining lease term (years)	7.14	6.01
Weighted average discount rate	11.3%	11.3%

Finance lease costs include amortization of the right of use assets (i.e., depreciation expense) and interest on lease liabilities (i.e., interest and other expense, net in the unaudited interim condensed consolidated statement of operations) and were $1.8 million and $1.9 million for the three months ended September 30, 2024, and 2023, respectively, and were $5.5 million and $5.6 million for the nine months ended September 30, 2024, and 2023, respectively.

As of September 30, 2024 and December 31, 2023, the right of use assets associated with finance leases, net was $52.9 million and $57.3 million, respectively. The accumulated depreciation for these right of use assets was $12.0 million and $9.0 million at September 30, 2024 and December 31, 2023, respectively.

Other information related to the finance leases are presented in the following table:

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Cash payments - operating cash flows (in thousands)	$2,119	$2,329
Cash payments - financing cash flows (in thousands)	$6,988	$6,345
Weighted average remaining lease term (years)	3.28	3.26
Weighted average discount rate	6.8%	6.9%

18. Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation. The outstanding balance of this obligation as of September 30, 2024 was $296.0 million, $77.3 million and $218.7 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at December 31, 2023 was $350.8 million, $74.0 million and $276.8 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet. The amount is amortized using the effective interest method. Interest expense recorded related to finance obligations for the three months ended September 30, 2024 and 2023 was $9.0 million and $10.4 million, respectively. Interest expense recorded related to finance obligations for the nine months ended September 30, 2024 and 2023 was $28.4 million and $29.4 million, respectively.

During the third quarter of 2024, the Company entered into additional failed sale/leaseback transactions that were accounted for as financing obligations resulting in $56.9 million of additional finance obligations. No gain or loss was recorded as a result of these transactions. The outstanding balance of finance obligations related to sale/leaseback transactions as of September 30, 2024 was $65.6 million, $6.0 million and $59.6 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet with a residual value of $33.6 million. The outstanding balance of this obligation at December 31, 2023 was $17.6 million, $10.0 million and $7.6 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet.

Future minimum payments under finance obligations notes above as of September 30, 2024 were as follows (in thousands):

			Total
	Sale of Future	Sale/Leaseback	Finance
	Revenue - Debt	Financings	Obligations
Remainder of 2024	$27,451	$5,430	$32,881
2025	104,547	15,553	120,100
2026	87,824	13,954	101,778
2027	71,253	13,954	85,207
2028	51,188	13,741	64,929
2029 and thereafter	25,503	22,038	47,541
Total future minimum payments	367,766	84,670	452,436
Less imputed interest	(71,751)	(52,691)	(124,442)
Total	$296,015	$31,979	$327,994

Other information related to the above finance obligations are presented in the following table:

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Cash payments (in thousands)	$86,397	$76,747
Weighted average remaining term (years)	4.25	4.62
Weighted average discount rate	12.3%	11.3%

The fair value of the Company’s total finance obligations approximated their carrying value as of September 30, 2024 and December 31, 2023.

19. Commitments and Contingencies

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $507.8 million and $573.5 million was required to be restricted as security as of September 30, 2024 and December 31, 2023, respectively, which restricted cash will be released over the lease term. As of September 30, 2024 and December 31, 2023, the Company also had certain letters of credit backed by security deposits totaling $307.9 million and $370.7 million, respectively, of which $276.5 million and $340.0 million are security for the above noted sale/leaseback agreements, respectively, and $31.4 million and $30.7 million are customs related letters of credit, respectively.

As of September 30, 2024 and December 31, 2023, the Company had $80.0 million and $76.8 million held in escrow related to the construction of certain hydrogen production plants, respectively.

The Company also had $0.1 million and $1.2 million of consideration held by our paying agent in connection with each of the Joule and CIS acquisitions, respectively, reported as restricted cash as of September 30, 2024, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheet. Additionally, the Company had $9.3 million and $11.7 million in restricted cash as collateral resulting from the Frames acquisition as of September 30, 2024 and December 31, 2023, respectively.

Litigation

Legal matters are handled in the ordinary course of business. The outcome of any such matters, regardless of the merits, is inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. While we are not in a position to accurately predict the outcome of any legal or other proceedings, where there is at least a reasonable possibility that a loss may be incurred, GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss, if material, or make a statement that such an estimate cannot be made. Except for a $0.6 million accrual relating to a settled matter subject to pending court approval, which has not been paid as of September 30, 2024, a reasonably possible loss or range of loss associated with any individual legal proceeding cannot be currently estimated.

Securities Litigation and Related Stockholder Derivative Litigation

2021 Securities Action and Related Derivative Litigation

One action is pending in which alleged stockholders of the Company assert claims derivatively, on the Company’s behalf, based on allegations and claims that were asserted in In re Plug Power, Inc. Securities Litigation, No. 1:21-cv-2004 (S.D.N.Y.), an earlier putative securities class action that is no longer pending (the “2021 Securities Action”). In an opinion and order entered in August 2023, the district court dismissed the 2021 Securities Action with prejudice, and the plaintiffs in that action did not appeal.

A consolidated stockholder derivative action relating to the claims and allegations in the 2021 Securities Action is pending in the Court of Chancery for the State of Delaware, styled In re Plug Power Inc. Stockholder Derivative Litigation, Cons. C.A. No. 2022-0569-KSJM (Del. Ch.). By stipulation and order, the action was stayed until motions to dismiss were finally resolved in the 2021 Securities Action. On March 8, 2024, the alleged stockholder plaintiffs filed a consolidated amended complaint asserting claims against our officers Andrew J. Marsh, Paul B. Middleton, Gerard L. Conway, Jr., and Keith Schmid, and against our current or former directors George C. McNamee, Gary K. Willis, Maureen O. Helmer, Johannes M. Roth, Gregory L. Kenausis, Lucas Schneider, and Jonathan Silver. The Company is named as nominal defendant. Primarily based on allegations in the 2021 Securities Action, the plaintiffs assert claims against the individual defendants for alleged breaches of fiduciary duty, disgorgement, and unjust enrichment based on alleged transactions in the Company’s securities while allegedly in possession of material non-public information concerning (i) the Company’s financial accounting prior to the announcement that the Company would need to restate certain financial statements and (ii) the potential amendment and termination of a warrant agreement between the Company and a significant customer. On May 10, 2024, the Company, as nominal defendant, and all of the individual defendants filed a motion to dismiss (a) for failure to make a pre-suit demand or to adequately allege demand futility and (b) by the individual defendants, for failure to state a claim. Oral argument on the motion was held on November 4, 2024.

2023 Securities Action and Related Derivative Litigation

A consolidated action is pending in the United States District Court for the District of Delaware asserting claims under the federal securities laws against the Company and certain of its senior officers on behalf of a putative class of purchasers of the Company’s securities, styled In re Plug Power, Inc. Securities Litigation, No. 1:23-cv-00576-MN (the “2023 Securities Action”). The plaintiffs filed a consolidated complaint on September 28, 2023, in which they assert claims under the federal securities laws against the Company and four of its senior officers, Mr. Marsh, Mr. Middleton, Sanjay Shrestha, and former officer David Mindnich, on behalf of a putative class of purchasers of the Company’s common stock between January 19, 2022 and March 1, 2023. The complaint alleges that the defendants made “materially false and/or misleading statements” about the Company’s business and operations, including the Company’s revenue goals for 2022, its ability to effectively manage its supply chain and product manufacturing, and its progress in construction of new hydrogen production capacity. The defendants filed a motion to dismiss the complaint on December 14, 2023, and briefing was completed in March 2024. All proceedings are stayed pending resolution of the motion to dismiss.

Beginning on September 13, 2023, three separate actions were filed in the U.S. District Court for the District of Delaware and in the U.S. District Court for the Southern District of New York asserting claims derivatively, on behalf of the Company, against certain former and current Company officers and directors based on the allegations and claims in the 2023 Securities Action. Those cases have been consolidated in the District of Delaware under the caption In re Plug Power, Inc. Stockholder Deriv. Litig., No. 1:23-cv-01007-MN (D. Del.). The defendants named in the constituent complaint were Mr. Marsh, Mr. Middleton, Mr. Mindnich, Martin Hull, Ms. Helmer, Mr. Kenausis, Mr. McNamee, Mr.

Schneider, Mr. Silver, Mr. Willis, and current or former directors Jean Bua, Kavita Mahtani, and Kyungyeol Song. In an order entered on April 26, 2024, the Court approved the parties’ stipulation to stay all proceedings until motions to dismiss have been resolved in the 2023 Securities Action.

2024 Securities Litigation

On March 22, 2024, Ete Adote filed a complaint in the United States District Court for the Northern District of New York asserting claims under the federal securities laws against the Company, Mr. Marsh, and Mr. Middleton, on behalf of an alleged class of purchasers of the Company’s common stock between May 9, 2023 and January 16, 2024, styled Adote v. Plug Power, Inc. et al., No. 1:24-cv-00406-MAD-DJS (N.D.N.Y.). The complaint alleges that the defendants made misstatements concerning the Company’s progress in construction of new hydrogen production capacity and its ability to effectively manage its supply chain. On April 30, 2024, a second complaint asserting substantially similar claims against the same defendants, but on behalf of a putative class of purchasers of the Company’s common stock between March 1, 2023 and January 16, 2024, was filed in the Northern District of New York, styled Lee v. Plug Power, et al., No. 1:24;cv-0598-MAD-DJS (N.D.N.Y.). The Court has approved stipulations in both actions extending the time for all defendants to respond to any pleading until after the Court appoints lead plaintiff(s).

Other Litigation

On May 2, 2023, a lawsuit entitled Jacob Thomas and JTurbo Engineering & Technology, LLC v. Joule Processing, LLC and Plug Power Inc., Case No. 4:23-cv-01615, was filed in the United States District Court for the Southern District of Texas against Joule Processing, LLC and the Company. The only claims that remain are misappropriation of trade secrets under the federal Defend Trade Secrets Act of 2016, 18 U.S.C. § 1836, misappropriation of trade secrets under the Texas Uniform Trade Secrets Act, and breach of contract. Currently pending before the United States District Court for the Southern District of Texas is Plaintiff[s’] Verified Amended Application for Temporary Restraining Order, Preliminary Injunction and Permanent Injunctive Relief, which was filed on November 17, 2023. Also pending is Defendants Joule Processing, LLC’s and the Company’s Motion for Summary Judgment, which was filed on August 19, 2024, and Plaintiffs’ Amended Motion for Partial Summary Judgment, which was filed on October 1, 2024.

On July 24, 2023, an action entitled Felton v. Plug Power, Inc., Case No. 1:23-cv-887, was filed in the U.S. District Court for the Northern District of New York asserting claims against the Company pursuant to the New York State Human Rights Law. The complaint asserts that the plaintiff is seeking damages to redress injuries suffered as a result of harassment and discrimination on the basis of his race, together with creating a hostile work environment, and retaliation. The Company disagrees with plaintiff’s representations about his time at the Company and intends to vigorously defend against his allegations. Plaintiff’s counsel moved to withdraw from the case, which the court approved on March 18, 2024, and therefore plaintiff is now pro se. The current discovery deadline is January 31, 2025.

On October 23, 2024, a case entitled First Solar, Inc. v. Plug Power Inc., Index No. 655610/2024 was filed in the New York State Supreme Court, New York County, asserting a claim for breach of contract associated with a purchase order for solar panels manufactured by First Solar to be purchased by the Company. The complaint seeks monetary relief along with pre-judgment interest.

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

As of September 30, 2024, one customer individually exceeded 10% of total consolidated accounts receivable balance with a balance of $34.1 million, or 20.4%, of the Company’s consolidated accounts receivable balance. At December 31, 2023, one customer individually exceeded 10% of total consolidated accounts receivable balance with a balance of $52.4 million, or 21.5%, of the Company’s consolidated accounts receivable balance.

For purposes of assigning a customer to a sale/leaseback transaction completed with a financial institution, the Company considers the end user of the assets to be the ultimate customer. For the three months ended September 30, 2024, two customers individually exceeded 10% of total consolidated revenues. One of the customers accounted for $29.0 million, or 16.7%, and one of the customers accounted for $24.6 million, or 14.2%, of total consolidated revenues. For the three months ended September 30, 2023, three customers individually exceeded 10% of total consolidated revenues. One of the customers accounted for $35.1 million, or 17.7%, one of the customers accounted for $30.7 million, or 15.4%, and one of the customers accounted for $22.2 million, or 11.2%, of total consolidated revenues.

For the nine months ended September 30, 2024, two customers individually exceeded 10% of total consolidated revenues. One of the customers accounted for $81.2 million, or 18.6%, and one of the customers accounted for $77.7 million, or 17.8%, of total consolidated revenues. For the nine months ended September 30, 2023, three customers individually exceeded 10% of total consolidated revenues. One of the customers accounted for $169.0 million, or 25.2%, one of the customers accounted for $72.3 million, or 10.8%, and one of the customers accounted for $70.6 million, or 10.6%, of total consolidated revenues, respectively.

Guarantee

On May 30, 2023, our joint venture, HyVia, entered into a government grant agreement with Bpifrance. As part of the agreement, our wholly-owned subsidiary, Plug Power France, was required to issue a guarantee to Bpifrance in the amount of €20 million through the end of January 2027. Plug Power France is liable to the extent of the guarantee for sums due to Bpifrance from HyVia under the agreement based on the difference between the total amount paid by Bpifrance and the final amount certified by HyVia and Bpifrance. As part of the agreement, there are certain milestones that HyVia is required to meet, and the nonperformance of these milestones or termination of this agreement could result in this guarantee being called upon. As of September 30, 2024, no payments related to this guarantee have been made by the Company and Plug Power France did not record a liability for this guarantee as the likelihood of the guarantee being called upon is remote.

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

Future payments under non-cancelable unconditional purchase obligations with a remaining term in excess of one year as of September 30, 2024, were as follows (in thousands):

Remainder of 2024	$25,989
2025	8,023
2026	8,023
2027	2,638
2028	—
2029 and thereafter	—
Total	44,673

20. Employee Benefit Plans

2011 and 2021 Stock Option and Incentive Plan

The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options and restricted stock and restricted stock unit awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized, excluding the Company’s matching contributions of $2.6 million and $3.0 million to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were $21.3 million and $42.4 million for the three months ended September 30, 2024 and 2023, respectively. Stock-based compensation costs recognized, excluding the Company’s matching contributions of $8.9 million and $9.0 million to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were $54.4 million and $119.5 million for the nine months ended September 30, 2024 and 2023, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in our 2023 Form 10-K.

The components and classification of stock-based compensation expense, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cost of sales	$1,459	$3,115	$5,544	$8,231
Research and development	2,028	2,935	6,621	6,982
Selling, general and administrative	17,784	36,392	42,224	104,278
	$21,271	$42,442	$54,389	$119,491

Option Awards

The Company issues options that are time and performance-based awards. All option awards are determined to be classified as equity awards.

Service Stock Options Awards

The following table reflects the service stock option activity for the nine months ended September 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding as of December 31, 2023	17,336,362	$11.37	7.86	$11,391
Options exercisable as of December 31, 2023	8,288,944	11.84	6.18	7,250
Options unvested as of December 31, 2023	9,047,418	10.94	9.39	4,141
Granted	6,194,625	2.45	—	—
Exercised	(47,500)	2.09	—	—
Forfeited	(2,869,251)	15.98	—	—
Options outstanding as of September 30, 2024	20,614,236	$8.07	7.35	$476
Options exercisable as of September 30, 2024	8,733,294	11.56	5.63	342
Options unvested as of September 30, 2024	11,880,942	$5.51	8.62	$134

The weighted average grant date fair value of the service stock options granted during the nine months ended September 30, 2024 and 2023 was $1.73 and $8.44, respectively. The total intrinsic fair value of service stock options exercised during the nine months ended September 30, 2024 and 2023 was $43 thousand and $4.2 million, respectively.

The total fair value of the service stock options that vested during the nine months ended September 30, 2024 and 2023 was approximately $16.9 million and $24.4 million, respectively.

Compensation cost associated with service stock options represented approximately $3.7 million and $8.6 million of the total share-based payment expense recorded for the three months ended September 30, 2024 and 2023, respectively. Compensation cost associated with service stock options represented approximately $16.0 million and $23.8 million of the total share-based payment expense recorded for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was approximately $32.9 million of unrecognized compensation cost related to service stock option awards to be recognized over the weighted average remaining period of 1.87 years.

Market Condition Stock Option Awards

The following table reflects the market condition stock option award activity for the nine months ended September 30, 2024. Solely for the purposes of this table, the number of market condition stock options is based on participants earning the maximum number of market condition stock options (i.e. 200% of the target number of market condition stock options). These market condition stock options are subject to both market conditions tied to the achievement of stock price hurdles and time-based requisite service vesting:

			Weighted
			Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding as of December 31, 2023	21,925,000	$21.32	5.27	$—
Options exercisable as of December 31, 2023	2,782,000	26.9	4.7	—
Options unvested as of December 31, 2023	19,143,000	20.50	5.35	—
Granted	2,952,500	2.42	—	—
Exercised	—	—	—	—
Forfeited	(12,311,500)	25.45	—	—
Options outstanding as of September 30, 2024	12,566,000	$12.83	5.44	$—
Options exercisable as of September 30, 2024	5,372,667	22.46	4.36	—
Options unvested as of September 30, 2024	7,193,333	$5.63	6.24	$—

The weighted average grant-date fair value of the market condition stock options granted during the nine months ended September 30, 2024 and 2023 was $0.49 and $4.32, respectively. There were no market condition stock options exercised during the nine months ended September 30, 2024 and 2023. The total fair value of the market condition stock options that vested was $25.5 million and $20.8 million during the nine months ended September 30, 2024 and 2023, respectively.

Compensation cost associated with market condition stock options represented approximately $9.3 million and $18.4 million of the total share-based payment expense recorded for the three months ended September 30, 2024 and 2023, respectively. Compensation cost associated with market condition stock options represented approximately $11.1 million and $53.6 million of the total share-based payment expense recorded for the nine months ended September 30, 2024 and 2023, respectively. Compensation costs associated with these awards are recognized as the requisite service period is rendered, regardless of when, if ever, the market condition is satisfied. Compensation cost for the nine months ended September 30, 2024 includes non-cash reversals due to forfeitures of unvested market condition stock options of during the first quarter of 2024. Forfeitures represent the expense related to awards for which the requisite service period was not met. The non-cash compensation expense reversals were offset by compensation costs of $23.2 million during the nine months ended September 30, 2024. As of September 30, 2024, there was approximately $7.8 million of unrecognized compensation cost related to market condition stock option awards to be recognized over the weighted average remaining period of 1.76 years.

As of September 30, 2024, there were 2,513,333 unvested market condition stock options for which the employee requisite service period had not been rendered but were expected to vest. The aggregate intrinsic value of these unvested market condition stock options was $0 as of September 30, 2024. The weighted average exercise price of these unvested market condition stock options was $7.87 and the weighted average remaining contractual term was 5.63 years as of September 30, 2024.

Restricted Stock and Restricted Stock Unit Awards

The following table reflects the restricted stock and restricted stock unit activity for the nine months ended September 30, 2024 (in thousands except share amounts):

		Weighted	Aggregate
		Average Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested restricted stock as of December 31, 2023	6,732,884	$15.66	$30,298
Granted	1,075,557	2.81	—
Vested	(1,784,759)	15.81	—
Forfeited	(1,199,185)	17.22	—
Unvested restricted stock as of September 30, 2024	4,824,497	$12.35	$10,903

The weighted average grant-date fair value of the restricted stock and restricted stock unit awards granted during the nine months ended September 30, 2024 and 2023 was $2.81 and $12.57, respectively. The total fair value of restricted shares of stock and restricted stock unit awards that vested for the nine months ended September 30, 2024 and 2023 was $28.2 million and $41.0 million, respectively.

Compensation cost associated with restricted stock and restricted stock unit awards represented approximately $8.3 million and $15.0 million for the three months ended September 30, 2024 and 2023, respectively. Compensation cost associated with restricted stock and restricted stock unit awards represented approximately $27.3 million and $42.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $39.2 million of unrecognized compensation cost related to restricted stock and restricted stock unit awards to be recognized over the weighted average period of 1.49 years.

Included in the total unvested restricted stock and restricted stock units as of September 30, 2024, there were 375,000 restricted stock units outstanding with a performance target. The Company recorded expense associated with the restricted stock units with a performance target of $0.4 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded expense associated with the restricted stock units with a performance target of $1.7 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 there was $1.4 million of unrecognized compensation cost related to the restricted stock units outstanding with a performance target to be recognized over the weighted average period of 1.83 years.

401(k) Savings & Retirement Plan

The Company issued 3,305,494 shares of common stock and 872,026 shares of common stock pursuant to the Plug Power Inc. 401(k) Savings & Retirement Plan during the nine months ended September 30, 2024 and 2023, respectively.

The Company’s expense for this plan was approximately $2.6 million and $3.0 million during the three months ended September 30, 2024 and 2023, respectively. The Company’s expense for this plan was approximately $8.9 million and $9.0 million during the nine months ended September 30, 2024 and 2023, respectively.

Non-Employee Director Compensation

The Company granted 83,085 shares of common stock and 13,662 shares of common stock to non-employee directors as compensation during the three months ended September 30, 2024 and 2023, respectively. The Company granted 210,315 shares of common stock and 35,444 shares of common stock to non-employee directors as compensation during the nine months ended September 30, 2024 and 2023, respectively. All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.1 million and $0.1 million during the three months ended September 30, 2024 and 2023, respectively. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.5 million and $0.3 million during the nine months ended September 30, 2024 and 2023, respectively.

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

The revenue and long-lived assets based on geographic location are as follows (in thousands):

	Revenues		Revenues		Long-Lived Assets
	Three months ended		Nine months ended		As of
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	September 30, 2024	December 31, 2023
North America	$107,798	$156,645	$326,647	$557,644	$1,923,649	$1,881,315
Europe	50,958	34,097	80,714	86,367	162,748	122,489
Asia	11,155	3,128	20,334	12,746	143	—
Other	3,819	4,841	9,649	12,422	3,710	884
Total	$173,730	$198,711	$437,344	$669,179	$2,090,250	$2,004,688

22. Related Party Transactions

HyVia

Our 50/50 joint venture, HyVia, manufactures and sells fuel cell powered electric light commercial vehicles (“FCE-LCVs”) and supplies hydrogen fuel and fueling stations to support the FCE-LCV market, in each case primarily in Europe. For the three months ended September 30, 2024 and 2023, we recognized related party total revenue of $0.9 million and $3.1 million, respectively. For the nine months ended September 30, 2024 and 2023, we recognized related party total revenue of $4.7 million and $9.2 million, respectively. As of September 30, 2024 and December 31, 2023, we had related party outstanding accounts receivable of $1.4 million and $2.3 million, respectively.

SK Plug Hyverse

Our 49/51 joint venture, SK Plug Hyverse, aims to provide hydrogen fuel cell systems, hydrogen fueling stations, electrolyzers and clean hydrogen to the Korean and other selected Asian markets. For the three months ended September 30, 2024 and 2023, we recognized related party total revenue of $1.2 million and $0, respectively. For the nine months ended September 30, 2024 and 2023, we recognized related party total revenue of $5.7 million and $1.0 million, respectively. As of September 30, 2024 and December 31, 2023, we had related party outstanding accounts receivable of $0.8 million and $1.7 million, respectively.

23. Restructuring

In February 2024, in a strategic move to enhance our financial performance and ensure long-term value creation in a competitive market, we approved a comprehensive initiative that encompasses a broad range of measures, including operational consolidation, strategic workforce adjustments, and various other cost-saving actions (the “Restructuring Plan”). These measures are aimed at increasing efficiency, improving scalability, and maintaining our leadership position in the renewable energy industry. We began executing the Restructuring Plan in February 2024 and expect the Restructuring Plan to be completed in the fourth quarter of 2024, subject to local law and consultation requirements.

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

During the three months ended September 30, 2024, we incurred $0.6 million in restructuring costs recorded as severance expenses of $0.1 million and other restructuring costs of $0.5 million in the restructuring financial statement line item in the unaudited interim condensed consolidated statement of operations. During the nine months ended September 30, 2024, we incurred $8.2 million in restructuring costs recorded as severance expenses of $6.9 million and other restructuring costs of $1.3 million in the restructuring financial statement line item in the unaudited interim condensed consolidated statement of operations. Future restructuring costs are not expected to be material in subsequent quarters. The actual timing and amount of costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.

Severance expense recorded during the three and nine months ended September 30, 2024 in accordance with ASC 420 was a result of the separation of full-time employees associated with the Restructuring Plan. As of September 30, 2024, $0.1 million of accrued severance-related costs were included in accrued expenses in our unaudited interim condensed consolidated balance sheets and are expected to be paid during the fourth quarter of 2024. For the three months ended September 30, 2024, other costs were represented by $0.5 million of other one-time employee termination benefits. For the nine months ended September 30, 2024, other costs were represented by (1) $0.2 million of legal and professional services costs, and (2) $1.1 million of other one-time employee termination benefits. As of September 30, 2024, $29 thousand of accrued other costs were included in accrued expenses in our unaudited interim condensed consolidated balance sheets and are expected to be paid during the fourth quarter of 2024.

24. Subsequent Events

At Market Issuance Sales Agreement

From September 30, 2024 through the date of filing of this Quarterly Report on Form 10-Q, the Company sold 30,423,779 shares of common stock at a weighted-average sales price of $2.16 per share for gross proceeds of $65.8 million with related issuance costs of $1.2 million.

On November 7, 2024, the Company entered into Amendment No. 2 to the Original ATM Agreement (“Amendment No. 2” and together with the ATM Agreement, the “Amended ATM Agreement”) with B. Riley. Amendment No. 2 increased the aggregate gross sales price of the Company’s common stock the Company may offer and sell pursuant to the Amended ATM Agreement by approximately $375.2 million to $1.0 billion. From and after November 7, 2024, through and including February 7, 2025, the Company has the right at its sole discretion to direct B. Riley to act on a principal basis and purchase from the Company up to the Maximum Commitment Advance Purchase Amount of $11.0 million and up to the Maximum Commitment Advance Purchase Amount Cap of $55.0 million (including any shares sold by B. Riley in agency transactions) in any calendar week. If the Company’s market capitalization is less than $1.0 billion on and after February 8, 2025, the Maximum Commitment Advance Purchase Amount shall be decreased to $10.0 million and the Maximum Commitment Advance Purchase Amount Cap shall be decreased to $30.0 million.

Debenture Purchase Agreement

On November 11, 2024, the Company entered into a Debenture Purchase Agreement with YA II PN, Ltd. (the “Investor”) under which the Company agreed to sell and issue to the Investor an unsecured convertible debenture in aggregate principal amount of $200.0 million (the “Convertible Debenture”) in exchange for the payment by the Investor to the Company of $190.0 million. The Company expects to close the issuance of the Convertible Debenture on or about November 12, 2024, subject to customary closing conditions, including the Company’s filing of a prospectus supplement registering the resale of the shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), that may be issuable upon conversion of the Convertible Debenture. The Convertible Debenture ranks pari passu in right of payment with all other outstanding and future senior indebtedness of the Company. The Convertible Debenture will be issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act.

The Convertible Debenture bears interest at a rate of 6.00% per annum and is payable on the second year anniversary of the issuance date of the Convertible Debenture (the “Maturity Date”) or earlier redemption date.

The Investor may convert all or any portion of the principal amount of the Convertible Debenture and if there are certain events of default, the Investor may require the Company to amortize $22.5 million of the principal amount of the Convertible Debenture. The Company has the right to redeem the Convertible Debenture under certain circumstances.

The Convertible Debenture includes customary covenants and events of default that are typical for transactions of this type and certain affirmative and negative covenants.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim condensed consolidated financial statements and notes thereto included within this Quarterly Report on Form 10-Q, and our audited and notes thereto included in our 2023 Form 10-K. In addition to historical information, this Quarterly Report on Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases, you can identify these statements by forward-looking words such as “believe”, “could”, “continue”, “estimate”, “expect”, “forecast”, “intend”, “may”, “should”, “will”, “would”, “plan”, “project” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

●	the anticipated benefits, actual savings and the amount and timing of the costs resulting from the implementation of the Restructuring Plan that was announced in February 2024;
●	our ability to achieve our business objectives and to continue to meet our obligations, which is dependent upon our ability to maintain a certain level of liquidity and will depend in part on our ability to manage our cash flows, including successfully implementing our cost savings initiatives;
●	the risk that we continue to incur losses and might never achieve or maintain profitability;
●	the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us;
●	the risk that we may not be able to expand our business or manage our future growth effectively;
●	the risk of loss related to an inability to maintain an effective system of internal control over financial reporting;
●	the risk that delays in or not completing our product development and hydrogen plant construction goals may adversely affect our revenue and profitability;
●	the risk that we may not be able to obtain from our hydrogen suppliers a sufficient supply of hydrogen at competitive prices or the risk that we may not be able to produce hydrogen internally at competitive prices;
●	our ability to achieve the forecasted revenue and costs on the sale of our products;
●	the risk that we may not be able to convert all of our estimated future revenue into revenue and cash flows;
●	the risk that purchase orders may not ship, be installed and/or converted to revenue, in whole or in part;
●	the risk that some or all of the recorded intangible assets and property, plant, and equipment could be subject to impairment;
●	the risks associated with global economic uncertainty, including inflationary pressures, fluctuating interest rates, currency fluctuations, and supply chain disruptions;
●	the risk of elimination, reduction of, or changes in qualifying criteria for government subsidies and economic incentives for alternative energy products, including with regards to the impact of the Inflation Reduction Act on our business;
●	the risk that the funding of our loan guarantee from the Department of Energy may be delayed and the risk that we may not be able to satisfy all of the technical, legal, environmental or financial conditions acceptable to the Department of Energy to receive the loan guarantee;
●	the risk that our lack of extensive experience in manufacturing and marketing of certain of our products may impact our ability to manufacture and market said products on a profitable and large-scale commercial basis;
●	the risk that a sale or issuance of a significant number of shares of stock could depress the market price of our common stock;
●	the risk of dilution to our stockholders and/or impact to our stock price should we need to raise additional capital;
●	the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability;
●	our ability to leverage, attract and retain key personnel;

●	the risks associated with legal proceedings and legal compliance, including the challenges of predicting the outcome of legal proceedings and similar disputes with certainty and the significant judgment calls required to determine reserves for any litigation;
●	the risk that a loss of one or more of our major customers, or the delay in payment or the failure to pay receivables by one of our major customers, could have a material adverse effect on our financial condition;
●	the risk of potential losses related to any contract disputes;
●	the risk of potential losses related to any product liability claims;
●	the cost and timing of developing, marketing, and selling our products;
●	the risks involved with participating in joint ventures, including our ability or inability to execute our strategic growth plan through joint ventures;
●	our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers;
●	the cost and availability of fuel and fueling infrastructures for our products;
●	the risk that our convertible senior notes, if settled in cash, could have a material adverse effect on our financial results;
●	the risk that our convertible note hedges may affect the value of our convertible senior notes and our common stock;
●	the risks related to the use of flammable fuels in our products;
●	the risks, liabilities, and costs related to environmental, health, and safety matters;
●	market acceptance of our products and services;
●	our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution, and servicing, and the supply of key product components;
●	the risk that we may be unable to successfully pursue, integrate, or execute upon our new business ventures;
●	the cost and availability of components and parts for our products;
●	the risk that possible new tariffs could have a material adverse effect on our business;
●	our ability to develop commercially viable products;
●	our ability to reduce product and manufacturing costs;
●	our ability to successfully market, distribute and service our products and services internationally;
●	our ability to improve system reliability for our products;
●	competitive factors, such as price competition and competition from other traditional and alternative energy companies;
●	our ability to protect our intellectual property;
●	the risks related to our operational dependency on information technology and the risk of the failure of such technology, including failure to effectively prevent, detect, and recover from security compromises or breaches, including cyber-attacks;
●	the cost of complying with current and future federal, state and international governmental regulations;
●	the risks associated with past and potential future acquisitions;
●	the risks associated with geopolitical instability, including the conflicts in the Middle East and between Russia and Ukraine as well as tensions between U.S. and China and neighboring regions; and
●	the volatility of our stock price.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks discussed in the section titled “Risk Factors” included under Part I, Item 1A, in our 2023 Form 10-K and supplemented by Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 and Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from these contained in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. These forward-looking statements speak only as of the date on which the statements were made. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

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

Provision for Common Stock Warrants

On August 24, 2022, the Company issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the “2022 Amazon Warrant”) to acquire up to 16,000,000 shares of the Company’s common stock (the “2022 Amazon Warrant Shares”), subject to certain vesting events described below under “Common Stock Transactions – Amazon Transaction Agreement in 2022”.

In 2017, the Company issued a warrant to Walmart (the “Walmart Warrant”) to purchase up to 55,286,696 shares of the Company’s common stock (the “Walmart Shares”), subject to certain vesting events described below under “Common Stock Transactions – Walmart Transaction Agreement”. The Company recorded a portion of the estimated fair value of the warrants as a reduction of revenue based upon the projected number of shares of common stock expected to vest under the warrants, the proportion of purchases by Walmart and their affiliates within the period relative to the aggregate purchase levels required for vesting of the respective warrants, and the fair value of the warrants.

The amount of provision for the Amazon and Walmart Warrants recorded as a (reduction)/increase to revenue during the three and nine months ended September 30, 2024 and 2023, respectively, is shown in the table below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales of equipment, related infrastructure and other	$(486)	$(765)	$(3,414)	$(1,891)
Services performed on fuel cell systems and related infrastructure	(631)	(268)	(1,610)	(953)
Power purchase agreements	(1,632)	1,767	(4,419)	(4,635)
Fuel delivered to customers and related equipment	(3,218)	831	(6,851)	(5,258)
Total	$(5,967)	$1,565	$(16,294)	$(12,737)

Net revenue, cost of revenue, gross profit/(loss) and gross margin/(loss) for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three months ended				Nine months ended
	September 30,				September 30,
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin	Net Revenue	Revenue	Profit/(Loss)	Margin/(Loss)
For the period ended September 30, 2024:
Sales of equipment, related infrastructure and other	$107,141	$149,912	$(42,771)	(39.9)%	$252,224	$414,948	$(162,724)	(64.5)%
Services performed on fuel cell systems and related infrastructure	14,148	9,086	5,062	35.8%	40,205	35,773	4,432	11.0%
Provision for loss contracts related to service	—	6,036	(6,036)	N/A	—	38,265	(38,265)	N/A
Power purchase agreements	20,459	51,782	(31,323)	(153.1)%	58,437	161,322	(102,885)	(176.1)%
Fuel delivered to customers and related equipment	29,791	55,538	(25,747)	(86.4)%	77,964	172,428	(94,464)	(121.2)%
Other	2,191	1,401	790	36.1%	8,514	4,963	3,551	41.7%
Total	$173,730	$273,755	$(100,025)	(57.6)%	$437,344	$827,699	$(390,355)	(89.3)%
For the period ended September 30, 2023:
Sales of equipment, related infrastructure and other	$145,130	$158,989	$(13,859)	(9.5)%	$543,510	$504,717	$38,793	7.1%
Services performed on fuel cell systems and related infrastructure	9,290	17,916	(8,626)	(92.9)%	27,088	53,586	(26,498)	(97.8)%
Provision for loss contracts related to service	—	41,581	(41,581)	N/A	—	55,801	(55,801)	N/A
Power purchase agreements	20,068	56,981	(36,913)	(183.9)%	44,135	157,773	(113,638)	(257.5)%
Fuel delivered to customers and related equipment	19,371	59,012	(39,641)	(204.6)%	47,391	177,963	(130,572)	(275.5)%
Other	4,852	2,197	2,655	54.7%	7,055	4,843	2,212	31.4%
Total	$198,711	$336,676	$(137,965)	(69.4)%	$669,179	$954,683	$(285,504)	(42.7)%

Net Revenue

Revenue – sales of equipment, related infrastructure and other. Revenue from sales of equipment, related infrastructure and other represents sales of our GenDrive units, GenSure stationary backup power units, cryogenic stationary and on road storage, hydrogen liquefaction systems, electrolyzers and hydrogen fueling infrastructure referred to at the site level as hydrogen installations. Revenue from sales of equipment, related infrastructure and other for the three months ended September 30, 2024 decreased $38.0 million, or 26.2%, to $107.1 million from $145.1 million for the three months ended September 30, 2023. Primarily contributing to the decrease in revenue was a decrease in sales of hydrogen infrastructure, sales of cryogenic equipment and liquefiers and sales of fuel cell systems, partially offset by an increase in sales of electrolyzers. The decrease in revenue from sales of hydrogen infrastructure of $26.4 million was due to three hydrogen site installations for the three months ended September 30, 2024 compared to ten for the three months ended September 30, 2023. Additionally, revenue from sales of cryogenic equipment and liquefiers decreased $13.4 million for the three months ended September 30, 2024 primarily due to product mix with respect to cryogenic equipment and fewer projects and a slower rate of progress on existing liquefier projects as they near completion compared to the three months ended September 30, 2023. The decrease in revenue related to sales of fuel cell systems of $29.5 million was due primarily to a decrease in volume of GenDrive units sold, with 522 units sold for the three months ended September 30, 2024 compared to 1,452 units sold for the three months ended September 30, 2023. Also, the pace of development of the hydrogen economy has been slower than anticipated and has impacted hydrogen equipment deployments. Partially offsetting these decreases, revenue from sales of electrolyzers increased $31.2 million, primarily due to an increase in electrolyzer systems for which revenue was recognized, with 16 systems sold for the three months ended September 30, 2024 compared to one system sold for the three months ended September 30, 2023.

Revenue from sales of equipment, related infrastructure and other for the nine months ended September 30, 2024 decreased $291.3 million, or 53.6%, to $252.2 million from $543.5 million for the nine months ended September 30, 2023. Primarily contributing to the decrease in revenue was a decrease in sales of hydrogen infrastructure, sales of cryogenic equipment and liquefiers and sales of fuel cell systems, partially offset by an increase in sales of electrolyzers. The decrease in sales of hydrogen infrastructure revenue of $108.3 million was due to a decrease in volume with 11 hydrogen site installations for the nine months ended September 30, 2024 compared to 41 for the nine months ended September 30, 2023. Additionally, revenue from sales of cryogenic equipment and liquefiers decreased $77.2 million for the nine months ended September 30, 2024 primarily due to product mix with respect to cryogenic equipment, fewer projects and a slower rate of progress on existing liquefier projects as they near completion compared to the nine months ended September 30, 2023. The decrease in revenue related to sales of fuel cell systems of $98.4 million was primarily due to a decrease in volume of GenDrive units sold, with 2,545 units sold for the nine months ended September 30, 2024 compared to 5,167 units sold for the nine months ended September 30, 2023. Additionally, there was a decrease in revenue of $7.9 million related to decreased sales of engineered equipment from the Frames acquisition, for which sales are not expected to continue beyond current commitments. Furthermore, there was an increase in the provision for common stock warrants recorded as a reduction of revenue to $3.4 million for the nine months ended September 30, 2024 compared to a provision of $1.9 million for the nine months ended September 30, 2023. Also, the pace of development of the hydrogen economy has been slower than anticipated and has impacted hydrogen equipment deployments. Partially offsetting the decrease in revenue was an increase in revenue from sales of electrolyzers of $0.3 million primarily due to an increase in electrolyzer systems for which revenue was recognized discussed above offset by a decrease in electrolyzer stack sales during the first half of 2024.

Revenue – services performed on fuel cell systems and related infrastructure. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2024 increased $4.8 million, or 51.6%, to $14.1 million from $9.3 million for the three months ended September 30, 2023. The increase in revenue from services performed on fuel cell systems and related infrastructure was primarily related to the increase in number of units in service, with the number of GenDrive units under maintenance contracts during the three months ended September 30, 2024 of 22,235 compared to 20,417 for the three months ended September 30, 2023, coupled with an increase in contract rates negotiated with certain customers.

Revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2024 increased $13.1 million, or 48.3%, to $40.2 million from $27.1 million for the nine months ended September 30, 2023. The increase in revenue from services performed on fuel cell systems and related infrastructure was primarily related to the increase in number of units in service during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, as discussed above, coupled with an increase in contract rates negotiated with certain customers.

Revenue – power purchase agreements. Revenue from Power Purchase Agreements (“PPAs”) represents payments received from customers for power generated through the provision of equipment and service. Revenue from PPAs for the three months ended September 30, 2024 increased $0.4 million, or 2.0%, to $20.5 million from $20.1 million for the three months ended September 30, 2023. The increase in revenue was a result of an increase in the number of units and customer sites party to these agreements as well as an increase in pricing rates, partially offset by an increase in the provision for common stock warrants. There were 31,715 GenDrive units under PPA arrangements as of September 30, 2024 compared to 31,484 as of September 30, 2023. In addition, there were 154 hydrogen sites under PPA arrangements as of September 30, 2024 compared to 138 as of September 30, 2023. Furthermore, pricing rates were favorable in the third quarter of 2024 compared to the third quarter of 2023. Offsetting the increase in revenue was an increase in the provision for common stock warrants recorded as a reduction of revenue, which increased to $1.6 million for the three months ended September 30, 2024 compared to a negative provision of $1.8 million for the three months ended September 30, 2023.

Revenue from PPAs for the nine months ended September 30, 2024 increased $14.3 million, or 32.4%, to $58.4 million from $44.1 million for the nine months ended September 30, 2023. The increase in revenue was a result of an increase in the number of units and customer sites party to these agreements, as discussed above, as well as more favorable pricing rates during the first three quarters of 2024 compared to the first three quarters of 2023. Finally, the provision for common stock warrants recorded as a reduction of revenue was relatively flat, decreasing to $4.4 million for the nine months ended September 30, 2024 compared to $4.6 million for the nine months ended September 30, 2023.

Revenue – fuel delivered to customers and related equipment. Revenue associated with fuel and related equipment delivered to customers represents the sale of hydrogen that has been purchased by the Company from a third party or generated at our hydrogen production plant. Revenue associated with fuel delivered to customers for the three months ended September 30, 2024 increased $10.4 million, or 53.6%, to $29.8 million from $19.4 million for the three months ended September 30, 2023. The increase in revenue was primarily due to an increase in the number of sites with fuel contracts, with 260 sites receiving fuel delivery as of September 30, 2024 compared to 237 sites as of September 30, 2023. Furthermore, increased fuel prices were negotiated with certain customers during the second quarter of 2024. Partially offsetting the increase in revenue was an increase in the provision for common stock warrants recorded as a reduction of revenue, which increased to $3.2 million for the three months ended September 30, 2024 compared to a negative provision of $0.8 million for the three months ended September 30, 2023.

Revenue associated with fuel delivered to customers for the nine months ended September 30, 2024 increased $30.6 million, or 64.6%, to $78.0 million from $47.4 million for the nine months ended September 30, 2023. The increase in revenue was primarily due to an increase in the number of sites with fuel contracts. Furthermore, increased fuel prices were negotiated with certain customers in the second quarter of 2024. Partially offsetting the decrease, there was an increase in the provision for common stock warrants recorded as a reduction of revenue to $6.9 million for the nine months ended September 30, 2024 compared to $5.3 million for the nine months ended September 30, 2023.

Cost of Revenue

Cost of revenue – sales of equipment, related infrastructure and other. Cost of revenue from sales of equipment, related infrastructure and other includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary back-up power units, cryogenic stationary and on road storage, and electrolyzers, as well as hydrogen fueling infrastructure referred to at the site level as hydrogen installations. Cost of revenue from sales of equipment, related infrastructure and other for the three months ended September 30, 2024 decreased $9.1 million, or 5.7%, to $149.9 million from $159.0 million for the three months ended September 30, 2023. Primarily contributing to the decrease in cost of revenue was a decrease in sales of hydrogen infrastructure, sales of cryogenic equipment and liquefiers, sales of fuel cell systems and inventory valuation adjustments, partially offset by an increase in sales of electrolyzers.

The cost of revenue related to sales of hydrogen infrastructure decreased $13.8 million primarily due to the decrease in the number of hydrogen site installations, with three hydrogen site installations for the three months ended September 30, 2024 compared to ten for the three months ended September 30, 2023. Included in cost of revenue related to sales of hydrogen infrastructure were inventory valuation adjustments of $1.3 million for the three months ended September 30, 2024 compared to $0.1 million for the three months ended September 30, 2023.

The decrease in cost of revenue related to sales of cryogenic equipment and liquefiers of $6.8 million for the three months ended September 30, 2024 was primarily due to product mix with respect to cryogenic equipment, fewer projects and a slower rate of progress on existing liquefier projects as they near completion compared to the three months ended September 30, 2023. Included in cost of revenue related to sales of cryogenic equipment and liquefiers were inventory valuation adjustments of $1.1 million for the three months ended September 30, 2024 compared to $0.2 million for the three months ended September 30, 2023.

Cost of revenue related to sales of fuel cell systems decreased by $19.8 million primarily due to a decrease in volume of GenDrive units sold, with 522 units sold for the three months ended September 30, 2024 compared to 1,452 units sold for the three months ended September 30, 2023. Included in cost of revenue related to sales of fuel cell systems were inventory valuation adjustments of $3.4 million for the three months ended September 30, 2024 compared to $3.3 million for the three months ended September 30, 2023.

Additionally, there was a decrease in cost of revenue of $3.1 million related to a decrease in sales of engineered equipment from the Frames acquisition, for which sales are not expected to continue beyond current commitments.

Cost of revenue related to sales of electrolyzer stacks and systems increased by $34.4 million, which was primarily due to an increase in electrolyzer systems for which revenue was recognized, with 16 systems sold for the three months ended September 30, 2024 compared to one system sold for the three months ended September 30, 2023. Included in cost of revenue related to sales of electrolyzer stacks and systems were inventory valuation adjustments of $6.5 million for the three months ended September 30, 2024 compared to $16.5 million for the three months ended September 30, 2023. The decrease in inventory valuation adjustments during the three months ended September 30, 2024 were primarily related to higher sales prices on recently signed contracts with customers resulting in decreased lower of cost or net realizable valuation adjustments.

Gross loss generated from sales of equipment, related infrastructure and other increased to (39.9%) for the three months ended September 30, 2024 compared to (9.5%) for the three months ended September 30, 2023. The increase in gross loss was primarily due to customer mix, lower margins on new product offerings and decline in volume which impacted leveraging of labor and overhead in the third quarter of 2024. The increase in gross loss was partially offset by the decrease in inventory valuation adjustments of described above.

Cost of revenue from sales of equipment, related infrastructure and other for the nine months ended September 30, 2024 decreased $89.8 million, or 17.8%, to $414.9 million from $504.7 million for the nine months ended September 30, 2023. Primarily contributing to the decrease in cost of revenue was a decrease in sales of hydrogen infrastructure, sales of cryogenic equipment and liquefiers, sales of fuel cell systems and inventory valuation adjustments, partially offset by an increase in sales of electrolyzers.

The cost of revenue related to sales of hydrogen infrastructure decreased $55.9 million due to the decrease in the number of hydrogen site installations, with 11 hydrogen site installations for the nine months ended September 30, 2024 compared to 41 for the nine months ended September 30, 2023. Included in cost of revenue related to sales of hydrogen infrastructure were inventory valuation adjustments of $4.2 million for the nine months ended September 30, 2024 compared to $1.3 million for the nine months ended September 30, 2023.

The decrease in cost of revenue related to sales of cryogenic equipment and liquefiers of $50.0 million for the nine months ended September 30, 2024 was primarily due to product mix with respect to cryogenic equipment and fewer projects and a slower rate of progress on existing liquefier projects as they near completion compared to the nine months ended September 30, 2023. Included in cost of revenue related to sales of cryogenic equipment and liquefiers were inventory valuation adjustments of $3.2 million for the nine months ended September 30, 2024 compared to $1.1 million for the nine months ended September 30, 2023.

Cost of revenue related to sales of fuel cell systems decreased $20.4 million primarily due to a decrease in the volume of GenDrive units sold for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, with 2,545 units sold for the nine months ended September 30, 2024 compared to 5,167 units sold for the nine months ended September 30, 2023. Included in cost of revenue related to sales of fuel cell systems were inventory valuation adjustments of $29.1 million for the nine months ended September 30, 2024 compared to $5.8 million for the nine months ended September 30, 2023. The increase in inventory valuation adjustments were primarily related to lower sales volume at lower sales prices than previously experienced which resulted in higher lower of cost or realizable valuation adjustments.

Additionally, there was a decrease in cost of revenue of $8.7 million related to a decrease in sales of engineered equipment from the Frames acquisition, for which sales are not expected to continue beyond current commitments.

Partially offsetting these decreases was an increase in cost of revenue related to sales of electrolyzer stacks and systems of $45.2 million, primarily due to an increase in electrolyzer systems for which revenue was recognized, with 16 systems sold for the nine months ended September 30, 2024 compared to two systems sold for the nine months ended September 30, 2023. Included in cost of revenue related to sales of electrolyzer stacks and systems were inventory valuation adjustments of $27.9 million for the nine months ended September 30, 2024 compared to $19.9 million for the nine months ended September 30, 2023. The increase in inventory valuation adjustments were primarily related to additional costs incurred during the nine months ended September 30, 2024 as projects neared completion requiring additional lower of cost or net realizable valuation adjustments.

Gross loss generated from sales of equipment, related infrastructure and other was (64.5%) for the nine months ended September 30, 2024 compared to a gross margin of 7.1% for the nine months ended September 30, 2023. The decrease from gross margin to gross loss was primarily due to the inventory valuation adjustments described above, customer mix, lower margins on new product offerings and decline in volume which impacted leveraging of labor and overhead in the first three quarters of 2024.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2024 decreased $8.8 million, or 49.2%, to $9.1 million from $17.9 million for the three months ended September 30, 2023. The decrease in cost of revenue was primarily due to an increase in the release of the loss accrual, with a release of $13.9 million during the three months ended September 30, 2024 compared to a release of $6.5 million during the three months ended September 30, 2023. Included in cost of revenue related to services performed on fuel cell systems and related infrastructure were inventory valuation adjustments of $0.1 million for the three months ended September 30, 2024 compared to $0.2 million for the three months ended September 30, 2023. Gross margin increased to 35.8% for the three months ended September 30, 2024 compared to gross loss of (92.9%) for the three months ended September 30, 2023. The increase in gross margin was primarily due to an increase in negotiated contract rates discussed above, as well as an increase in the release of the loss accrual during the three months ended September 30, 2024.

Cost of revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2024 decreased $17.8 million, or 33.2%, to $35.8 million from $53.6 million for the nine months ended September 30, 2023. The decrease in cost of revenue was primarily due to an increase in the release of the loss accrual, with a release of $38.8 million during the nine months ended September 30, 2024 compared to a release of $19.9 million during the nine months ended September 30, 2023. Included in cost of revenue related to services performed on fuel cell systems and related infrastructure were inventory valuation adjustments of $0.2 million for the nine months ended September 30, 2024 compared to $0.4 million for the nine months ended September 30, 2023. Gross margin increased to 11.0% for the nine months ended September 30, 2024 compared to gross loss of (97.8%) for the nine months ended September 30, 2023. The increase in gross margin was primarily due to an increase in negotiated contract rates discussed above, as well as an increase in the release of the loss accrual during the nine months ended September 30, 2024.

Cost of revenue – provision for loss contracts related to service. The Company also recorded a provision for loss contracts related to service of $6.0 million for the three months ended September 30, 2024 compared to $41.6 million for the three months ended September 30, 2023. The Company decreased the provision primarily due to relatively flat costs of labor, parts and related overhead coupled with an increase in negotiated contract rates with certain customers.

The Company recorded a provision for loss contracts related to service of $38.3 million for the nine months ended September 30, 2024 compared to $55.8 million for the nine months ended September 30, 2023. The Company decreased the provision primarily due to relatively flat costs of labor, parts and related overhead coupled with an increase in negotiated contract rates with certain customers.

Cost of revenue – power purchase agreements. Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment. Cost of revenue from PPAs for the three months ended September 30, 2024 decreased $5.2 million, or 9.1%, to $51.8 million from $57.0 million for the three months ended September 30, 2023. The decrease in cost was primarily due to a decrease in cost of parts. Gross loss decreased to (153.1%) for the three months ended September 30, 2024 compared to (183.9%) for the three months ended September 30, 2023. The decrease in gross loss was primarily due to improved pricing and a reduction in cost of parts, partially offset by an increase in provision for common stock warrants of $3.4 million as discussed above.

Cost of revenue from PPAs for the nine months ended September 30, 2024 increased $3.5 million, or 2.2%, to $161.3 million from $157.8 million for the nine months ended September 30, 2023. The increase in cost was primarily a result of an increase in units and sites under PPA contracts. Gross loss decreased to (176.1%) for the nine months ended September 30, 2024 compared to (257.5%) for the nine months ended September 30, 2023. The decrease in gross loss was primarily due to improved pricing which began in the first quarter of 2024.

Cost of revenue – fuel delivered to customers and related equipment. Cost of revenue from fuel delivered to customers and related equipment represents the purchase of hydrogen from suppliers and internally produced hydrogen that is ultimately sold to customers. Cost of revenue from fuel delivered to customers for the three months ended September 30, 2024 decreased $3.5 million, or 5.9%, to $55.5 million from $59.0 million for the three months ended September 30, 2023. The decrease was primarily due to lower costs of purchased fuel, an increase in fuel internally produced by the Company, which is inherently lower in cost, as well as a recognition of the clean hydrogen production tax credit (“PTC”) of $1.6 million. Included in cost of revenue related to fuel delivered to customers and related equipment were inventory valuation adjustments of $0.4 million for the three months ended September 30, 2024 compared to $2.0 million for the three months ended September 30, 2023. Gross loss decreased to (86.4%) during the three months ended September 30, 2024 compared to (204.6%) during the three months ended September 30, 2023. The decrease in gross loss was primarily due to favorable fuel rates negotiated with certain customers, lower costs of purchased fuel, an increase in fuel internally produced by the Company, the decrease in inventory valuation adjustments described above and recognition of the PTC.

Cost of revenue from fuel delivered to customers for the nine months ended September 30, 2024 decreased $5.6 million, or 3.1%, to $172.4 million from $178.0 million for the nine months ended September 30, 2023. The decrease was primarily due to lower costs of purchased fuel, an increase in fuel internally produced by the Company, which is inherently lower in cost, as well as a recognition of the PTC of $2.9 million. Included in cost of revenue related to fuel delivered to customers and related equipment were inventory valuation adjustments of $3.1 million for the three months ended September 30, 2024 compared to $5.3 million for the three months ended September 30, 2023. Gross loss decreased to (121.2%) during the nine months ended September 30, 2024 compared to (275.5%) during the nine months ended September 30, 2023. The decrease in gross loss was primarily due to favorable fuel rates negotiated with certain customers, lower costs of purchased fuel, an increase in fuel internally produced by the Company, the decrease in inventory valuation adjustments described above and recognition of the PTC.

Expenses

Research and development. Research and development expenses include: materials to build development and prototype units, cash and non-cash stock compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities. Research and development expense for the three months ended September 30, 2024 decreased $8.0 million, or 28.9%, to $19.7 million from $27.7 million for the three months ended September 30, 2023. The decrease was primarily related to headcount reductions.

Research and development expense for the nine months ended September 30, 2024 decreased $19.5 million, or 23.4%, to $63.9 million from $83.4 million for the nine months ended September 30, 2023. The decrease was primarily related to headcount reductions as well as a decrease in component materials which are used for testing, prototypes and proof of concept.

Selling, general and administrative. Selling, general and administrative expenses include cash and non-cash stock compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services. Selling, general and administrative expenses for the three months ended September 30, 2024 decreased $13.9 million, or 13.2%, to $91.6 million from $105.5 million for the three months ended September 30, 2023. The decrease was primarily due to a decrease in stock compensation as certain market-condition awards near the end of their vesting period as well as stock compensation forfeitures.

Selling, general and administrative expenses for the nine months ended September 30, 2024 decreased $55.9 million, or 18.0%, to $254.7 million from $310.6 million for the nine months ended September 30, 2023. The decrease was primarily due to a decrease in stock compensation expense related to stock compensation forfeitures resulting from the Restructuring Plan announced in February 2024 as well as certain market-condition awards nearing the end of their vesting period.

Restructuring. Expenses related to the Restructuring Plan for the three months ended September 30, 2024 was $0.5 million. The increase was due to severance and benefits related to the Restructuring Plan the Company announced in February 2024.

Expenses related to the Restructuring Plan for the nine months ended September 30, 2024 was $8.2 million. The increase was due to severance and benefits related to the Restructuring Plan the Company announced in February 2024.

Impairment. Impairment for the three months ended September 30, 2024 increased $3.5 million, or 500.0%, to $4.2 million from $0.7 million for the three months ended September 30, 2023. The increase was primarily related to the Company recording a higher impairment charge on long-lived assets due to the cancellation of certain projects during the three months ended September 30, 2024.

Impairment for the nine months ended September 30, 2024 decreased $3.3 million, or 28.2%, to $8.4 million from $11.7 million for the nine months ended September 30, 2023. The decrease was primarily related to the Company recording a lower impairment charge on long-lived assets during the nine months ended September 30, 2024, and due to the cancellation of a specific contract during the nine months ended September 30, 2023.

Change in fair value of contingent consideration. The change in fair value of contingent consideration is related to earnouts for the Joule Processing LLC (“Joule”) and Frames Holding B.V. (“Frames”) acquisitions. The change in fair value of contingent consideration for the three months ended September 30, 2024 and 2023 was $0.1 million and $2.2 million, respectively. The decrease was primarily due to the Giner ELX, Inc. (“Giner”) and Universal Hydrogen Group Inc. (“UHG”) earn-outs that were still outstanding during the three months ended September 30, 2023 but subsequently settled during the second quarter of 2024. In addition, the fair value of contingent consideration for Joule’s earn-out increased by $2.9 million during the three months ended September 30, 2023 due to passage of time.

The change in fair value of contingent consideration for the nine months ended September 30, 2024 and 2023 was ($5.3) million and $26.3 million, respectively. The decrease was primarily due to changes in assumptions related to future earn-out payments due to renegotiated agreements during the first quarter of 2024 as well as the settlement of the UHG and Giner earn-outs.

Interest income. Interest income primarily consists of income generated by our investment holdings, restricted cash escrow accounts, and money market accounts. Interest income for the three months ended September 30, 2024 decreased $3.0 million compared to the three months ended September 30, 2023. The decrease during the three months ended September 30, 2024 compared to September 30, 2023 was primarily due to the maturities and sale of the Company’s available-for-sale portfolio of higher-yielding U.S. treasury securities during 2023.

Interest income for the nine months ended September 30, 2024 decreased $19.9 million compared to the nine months ended September 30, 2023. The decrease during the nine months ended September 30, 2024 compared to September 30, 2023 was primarily due to the maturities and sale of the Company’s available-for-sale portfolio of higher-yielding U.S. treasury securities during 2023.

Interest expense. Interest expense consists of interest expense related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations. Interest expense for the three months ended September 30, 2024 decreased $2.7 million compared to the three months ended September 30, 2023 primarily due to an increase in capitalized interest during the third quarter of 2024.

Interest expense for the nine months ended September 30, 2024 decreased $3.7 million compared to the nine months ended September 30, 2023 primarily due to an increase in capitalized interest during the second and third quarters of 2024.

Other income/(expense), net. Other income/(expense), net primarily consists of gains and losses related to energy contracts and foreign currency. Other income/(expense), net for the three months ended September 30, 2024 increased $10.5 million compared to the three months ended September 30, 2023. The increase was primarily due to foreign currency gains as well as gains related to energy contracts.

Other income/(expense), net for the nine months ended September 30, 2024 increased $4.3 million compared to the nine months ended September 30, 2023. The increase was primarily due to gains related to energy contracts, partially offset by overall foreign currency losses for the nine months ended September 30, 2024.

Other-than-temporary impairment of available-for-sale securities. For the three and nine months ended September 30, 2023, the Company recorded an other-than-temporary impairment charge of $10.8 million on the Company's available-for-sale securities due to a change in the Company's ability and intent to retain the investments for a period of time sufficient to allow for any anticipated recovery in the fair value. The other-than-temporary charge was realized when the Company sold its remaining available-for-sale securities and equity securities during the fourth quarter of 2023. There was no such charge recorded in the three and nine months ended September 30, 2024.

Change in fair value of equity securities. Change in fair value of equity securities consists of the changes in fair value for equity securities from the purchase date to the end of the period. The change in fair value of equity securities was $0 for the three months ended September 30, 2024 compared to a gain of $70 thousand for the three months ended September 30, 2023. The decrease in the change in fair value of equity securities is due to the Company selling its remaining equity securities during the fourth quarter of 2023.

The change in fair value of equity securities was $0 for the nine months ended September 30, 2024 compared to a gain of $9.0 million for the nine months ended September 30, 2023. The decrease in the change in fair value of equity securities is due to the Company selling its remaining equity securities during the fourth quarter of 2023.

Loss on equity method investments. Loss on equity method investments consists of our interest in HyVia, which is our 50/50 joint venture with Renault, AccionaPlug, which is our 50/50 joint venture with Acciona, SK Plug Hyverse, which is our 49/51 joint venture with SK E&S, and Clean H2 Infra Fund. For the three months ended September 30, 2024, the Company recorded a loss of $8.7 million on equity method investments compared to a loss of $7.0 million for the three months ended September 30, 2023. These losses are driven from the start-up activities for commercial and production operations of the aforementioned investments.

For the nine months ended September 30, 2024, the Company recorded a loss of $29.0 million on equity method investments compared to a loss of $20.0 million for the nine months ended September 30, 2023. These losses are driven from the start-up activities for commercial and production operations of the aforementioned investments.

Loss on extinguishment of convertible senior notes. Loss on extinguishment of convertible senior notes arises from the difference between the net carrying amount of the Company’s Convertible Senior Notes and the fair value of the assets transferred to extinguish the Convertible Senior Notes. For the three months ended September 30, 2024 and September 30, 2023, the Company did not record a loss on extinguishment of convertible senior notes.

For the nine months ended September 30, 2024, the Company recorded a loss of $14.0 million on extinguishment of convertible senior notes. These losses are driven from the exchange of $138.8 million in aggregate principal amount of the Company’s 3.50% Convertible Senior Notes for $140.4 million in aggregate principal amount of the Company’s new 7.00% Convertible Senior Notes during the first quarter of 2024.

Income Taxes

The Company recorded $0.1 million of income tax expense and $4.7 million of income tax benefit for the three months ended September 30, 2024 and 2023, respectively. The Company recorded $0.1 million of income tax benefit and $6.9 million of income tax benefit for the nine months ended September 30, 2024 and 2023, respectively. The income tax benefit for the nine months ended September 30, 2024 was due to an incremental change to the valuation allowance recorded in foreign jurisdictions. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its domestic net deferred tax assets, which remain fully reserved, and its valuation allowances recorded in foreign jurisdictions.

The domestic net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

The Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting has proposed a global minimum corporate tax rate of 15% on multi-national corporations, commonly referred to as the Pillar Two rules that has been agreed upon in principle by over 140 countries. While the United States has not adopted the Pillar Two rules, numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective beginning January 1, 2024, or are expected to enact similar legislation. As of September 30, 2024, the Company did not meet the consolidated revenue threshold and is not subject to the GloBE Rules under Pillar Two. The Company will continue to monitor the implementation of rules in the jurisdictions in which it operates.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, the Company had $93.9 million and $135.0 million, respectively, of cash and cash equivalents and $906.3 million of restricted cash as of September 30, 2024.

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of $769.3 million and $726.4 million for the nine months ended September 30, 2024 and 2023, respectively, and had an accumulated deficit of $5.3 billion as of September 30, 2024.

A summary of our consolidated sources and uses of cash, cash equivalents and restricted cash was as follows (in thousands):

	Nine months ended
	September 30, 2024	September 30, 2023
Net cash (used in) provided by:
Operating activities	$(597,402)	$(863,919)
Investing activities	(358,529)	460,488
Financing activities	779,175	14,447
	$(176,756)	$(388,984)

Operating Activities

The net cash used in operating activities for the nine months ended September 30, 2024 and 2023 was $597.4 million and $863.9 million, respectively. This decrease in net cash used in operating activities was primarily due to cash inflows related to the Company’s accounts receivables and inventory, partially offset by an increase in net loss, a decrease in accounts payable, accrued expenses, and other liabilities and a decrease in deferred revenue and other contract liabilities.

The Company’s working capital was $847.1 million as of September 30, 2024, which included unrestricted cash and cash equivalents of $93.9 million.

Investing Activities

The net cash (used in)/provided by investing activities for the nine months ended September 30, 2024 and 2023 was ($358.5) million and $460.5 million, respectively. The change from cash inflow to cash outflow from investing activities was primarily due to a decrease in proceeds from maturities of available-for-sale securities during the nine months ended September 30, 2024 as the Company no longer holds available-for-sale securities.

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2024 and 2023 was $779.2 million and $14.4 million, respectively. The increase in cash provided by financing activities was primarily driven by proceeds from the At Market Issuance Sales Agreement, as amended (as described below), with B. Riley Securities, Inc. (“B. Riley”) during the nine months ended September 30, 2024, partially offset by a decrease in proceeds from finance obligations.

The Company’s working capital was $847.1 million as of September 30, 2024, which included unrestricted cash and cash equivalents of $93.9 million and restricted cash of $906.3 million. On January 17, 2024, the Company entered into the At Market Issuance Sales Agreement (the “Original ATM Agreement”) with B. Riley pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion. As of February 23, 2024, the Company had $697.9 million remaining authorized for issuance under the Original ATM Agreement. On February 23, 2024, the Company and B. Riley entered into Amendment No. 1 to the Original ATM Agreement (“Amendment No. 1” and, together with the Original ATM Agreement, the “ATM Agreement”) to increase the aggregate gross sales price of shares of the Company’s common stock available for future issuance under the Original ATM Agreement to $1.0 billion. Under the ATM Agreement, the Company has the right at its sole discretion to direct B. Riley to act on a principal basis and purchase directly from the Company up to $11.0 million of shares of its common stock on any trading day (the “Maximum Commitment Advance Purchase Amount”) if the Company’s market capitalization is more than $1.0 billion (or up to $10.0 million if the Company’s market capitalization is less than $1.0 billion) and up to $55.0 million of shares in any calendar week (the “Maximum Commitment Advance Purchase Amount Cap”) if the Company’s market capitalization is more than $1.0 billion (or up to $30.0 million if the Company’s market capitalization is less than $1.0 billion). As of November 7, 2024, the Company had offered and sold 219,835,221 shares of common stock having an aggregate gross sales price of approximately $677.2 million under the ATM Agreement and shares of the Company’s common stock having an aggregate gross sales price of approximately $624.8 million remained available for issuance and sale under the ATM Agreement.

On November 7, 2024, the Company entered into Amendment No. 2 to the Original ATM Agreement (“Amendment No. 2” and together with the ATM Agreement, the “Amended ATM Agreement”) with B. Riley. Amendment No. 2 increased the aggregate gross sales price of the Company’s common stock the Company may offer and sell pursuant to the Amended ATM Agreement by approximately $375.2 million to $1.0 billion.  From and after November 7, 2024, through and including February 7, 2025, the Company has the right at its sole discretion to direct B. Riley to act on a principal basis and purchase from the Company up to the Maximum Commitment Advance Purchase Amount of $11.0 million and up to the Maximum Commitment Advance Purchase Amount Cap of $55.0 million (including any shares sold by B. Riley in agency transactions) in any calendar week.  If the Company’s market capitalization is less than $1.0 billion on and after February 8, 2025, the Maximum Commitment Advance Purchase Amount shall be decreased to $10.0 million and the Maximum Commitment Advance Purchase Amount Cap shall be decreased to $30.0 million.

On November 11, 2024, the Company entered into a Debenture Purchase Agreement with YA II PN, Ltd. (the “Investor”) under which the Company agreed to sell and issue to the Investor an unsecured convertible debenture in aggregate principal amount of $200.0 million (the “Convertible Debenture”) in exchange for the payment by the Investor to the Company of $190.0 million. The Company expects to close the issuance of the Convertible Debenture on or about November 12, 2024, subject to customary closing conditions. For more information, see Note 24, “Subsequent Events”.

On July 22, 2024, the Company sold 78,740,157 shares of its common stock at a public offering price of $2.54 per share for net proceeds of $191.0 million after deducting the underwriting discount and related offering expenses.

The Company believes that its working capital and cash position, together with its right to direct B. Riley to purchase shares directly from the Company under the Amended ATM Agreement, will be sufficient to fund its on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited interim condensed consolidated financial statements.

The Company’s significant obligations consisted of the following as of September 30, 2024:

(i)	Operating and finance leases totaling $316.2 million and $38.0 million, respectively, of which $67.0 million and $10.8 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers. See Note 17, “Operating and Finance Lease Liabilities”, for more details.

(ii)	Finance obligations totaling $361.6 million, of which approximately $83.3 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions. See Note 18, “Finance Obligations”, for more details.

(iii)	Convertible senior notes totaling $207.4 million, of which $58.2 million is due within the next twelve months. See Note 10, “Convertible Senior Notes”, for more details.

(iv)	Capital commitments totaling $38.9 million related to the Company’s equity method investments, of which all $38.9 million is due within the next 12 months. See Note 16, “Investments”, for more details.

(v)	Future payments under non-cancelable unconditional purchase obligations with a remaining term in excess of one year totaling $44.7 million, of which $32.0 million is due within the next 12 months. See Note 19, “Commitments and Contingencies”, for more details.

(vi)	Contingent consideration with an estimated fair value of approximately $92.0 million, of which $53.1 million is due within the next 12 months. See Note 15, “Fair Value Measurements”, for more details.

Public and Private Offerings of Equity and Debt

At Market Issuance Sales Agreement

The Company entered into the Amended ATM Agreement with B. Riley, pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $1.0 billion. During the three months ended September 30, 2024, the Company sold 13,045,572 shares of common stock at a weighted-average sales price of $2.35 per share for gross proceeds of $30.7 million with related issuance costs of $0.5 million. During the nine months ended September 30, 2024, the Company sold 189,411,442 shares of common stock at a weighted-average sales price of $3.23 per share for gross proceeds of $611.5 million with related issuance costs of $9.2 million.

Public Offering of Common Stock

On July 22, 2024, the Company sold 78,740,157 shares of its common stock at a public offering price of $2.54 per share for net proceeds of $191.0 million after deducting the underwriting discount and related offering expenses.

Secured Debt

During the second quarter of 2024, the Company began repaying the principal and interest on a $2.0 million allowance for tenant work related to its manufacturing facility in Slingerlands, NY. In accordance with Accounting Standard Codification (“ASC”) 842, Leases (“ASC 842”), the allowance is treated as a freestanding financial instrument separate from the facility lease and is accounted for as long-term debt. The outstanding principal and carrying value of the debt was $1.7 million as of September 30, 2024.

In June 2020, the Company acquired debt as part of its acquisition of United Hydrogen Group Inc. During the three months ended September 30, 2024 and 2023, the Company repaid $0 and $0.3 million of principal related to this outstanding debt. During the nine months ended September 30, 2024 and 2023, the Company repaid $0.6 million and $5.7 million of principal related to this outstanding debt. The outstanding carrying value of the debt was $3.9 million as of September 30, 2024. The remaining outstanding principal on the debt was $4.9 million and the unamortized debt discount was $1.0 million, bearing varying interest rates ranging from 7.3% to 7.6%. The debt is scheduled to mature in 2026. As of September 30, 2024, the principal balance was due at each of the following dates as follows (in thousands):

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

In certain circumstances, conversions of 7.00% Convertible Senior Notes in connection with “Make-Whole Fundamental Changes” (as defined in the Indenture) or conversions of 7.00% Convertible Senior Notes called for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 282.4859 shares of the Company’s common stock per $1,000 principal amount of 7.00% Convertible Senior Notes, subject to adjustment. In such circumstance, a maximum of 39,659,890 shares of common stock, subject to adjustment, may be issued upon conversion of the 7.00% Convertible Senior Notes. There were no conversions of the 7.00% Convertible Senior Notes during the three and nine months ended September 30, 2024.

The 7.00% Convertible Senior Notes consisted of the following (in thousands):

September 30,
2024
Principal amounts:
Principal	$140,396
Unamortized debt premium, net of offering costs (1)	8,818
Net carrying amount	$149,214
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 7.00% Convertible Senior Notes for the three and nine months ended September 30, 2024 (in thousands, except for the effective interest rate):

	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024
Interest expense	$2,478	$5,224
Amortization of premium	(1,308)	(2,781)
Total	$1,170	$2,443
Effective interest rate	3.0%	3.0%

The estimated fair value of the 7.00% Convertible Senior Notes as of September 30, 2024 was approximately $120.0 million. The fair value estimation was primarily based on a quoted price in an active market.

3.75% Convertible Senior Notes

On May 18, 2020, the Company issued $200.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due June 1, 2025 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On May 29, 2020, the Company issued an additional $12.5 million in aggregate principal amount of 3.75% Convertible Senior Notes. On March 12, 2024, the Company exchanged $138.8 million in aggregate principal amount of the 3.75% Convertible Senior Notes for $140.4 million in aggregate principal amount of the Company’s new 7.00% Convertible Senior Notes due 2026. Following the exchange, approximately $58.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes remained outstanding with terms unchanged. There were no conversions of the 3.75% Convertible Senior Notes during the three and nine months ended September 30, 2024 and 2023.

The 3.75% Convertible Senior Notes consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Principal amounts:
Principal	$58,462	$197,278
Unamortized debt issuance costs (1)	(299)	(2,014)
Net carrying amount	$58,163	$195,264
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 3.75% Convertible Senior Notes for the three and nine months ended September 30, 2024 and 2023 (in thousands, except for the effective interest rate):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$549	$1,849	$2,787	$5,547
Amortization of debt issuance costs	108	338	532	1,003
Total	$657	$2,187	$3,319	$6,550
Effective interest rate	4.5%	4.5%	4.5%	4.5%

The estimated fair value of the 3.75% Convertible Senior Notes as of September 30, 2024 was approximately $54.1 million. The fair value estimation was primarily based on a quoted price in an active market.

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

The net cost incurred in connection with the 3.75% Notes Capped Call was recorded as a reduction to additional paid-in capital in the unaudited interim condensed consolidated balance sheets at the time the transactions were entered into. The book value of the 3.75% Notes Capped Call is not remeasured.

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

The net cost incurred in connection with the Common Stock Forward of $27.5 million was recorded as an increase in treasury stock in the unaudited interim condensed consolidated balance sheets at the time the transactions were entered into. The related shares were accounted for as a repurchase of common stock. The book value of the Common Stock Forward is not remeasured.

There were no shares of common stock that settled in connection with the Common Stock Forward during the three and nine months ended September 30, 2024 and 2023.

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

On August 24, 2022, 1,000,000 of the 2022 Amazon Warrant Shares associated with tranche 1 vested. The warrant fair value associated with the vested shares of tranche 1 of $20.4 million was capitalized to contract assets based on the grant date fair value and is subsequently amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. As of September 30, 2024, the balance of the contract asset related to tranche 1 was $18.8 million which is recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheet. During the second quarter of 2023, all 1,000,000 of the 2022 Amazon Warrant Shares associated with tranche 2 vested. The warrant fair value associated with the vested shares of tranche 2 was $20.4 million and was determined on the grant date of August 24, 2022. As of September 30, 2024, the balance of the contract asset related to tranche 2 was $18.8 million. Tranche 3 will vest over the next $1.0 billion of collections from Amazon and its affiliates. The grant date fair value of tranche 3 will also be amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. As of September 30, 2024, the balance of the contract asset related to tranche 3 was $3.6 million. Because the exercise price has yet to be determined, the fair value of tranche 4 will be remeasured at each reporting period end and amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement.

As of September 30, 2024 and December 31, 2023, 2,500,000 and 2,000,000 of the 2022 Amazon Warrant Shares had vested, respectively, and none of the 2022 Amazon Warrant Shares had been exercised. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the three months ended September 30, 2024 and 2023 was $2.0 million and $1.6 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the nine months ended September 30, 2024 and 2023 was $4.4 million and $4.3 million, respectively.

The assumptions used to calculate the valuations of the 2022 Amazon Warrant as of August 24, 2022 and September 30, 2024 are as follows:

	Tranches 1-3	Tranche 4
	August 24, 2022	September 30, 2024
Risk-free interest rate	3.15%	3.51%
Volatility	75.00%	95.00%
Expected average term (years)	7.00	1.15
Exercise price	$22.98	$2.03
Stock price	$20.36	$2.26

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

The exercise price for the first and second tranches of Walmart Warrant Shares was $2.1231 per share. After Walmart has made payments to the Company totaling $200.0 million, the third tranche of 20,368,784 Walmart Warrant Shares will vest in eight installments of 2,546,098 Walmart Warrant Shares each time Walmart or its affiliates, directly or indirectly through third parties, make an aggregate of $50.0 million in payments for goods and services to the Company, up to payments totaling $400.0 million in the aggregate. The exercise price of the third tranche of the Walmart Warrant Shares is $6.28 per share, which was determined pursuant to the terms of the Walmart Warrant as an amount equal to 90% of the 30-day volume weighted average share price of the Company’s common stock as of October 30, 2023, the final vesting date of the second tranche of the Walmart Warrant Shares. The Walmart Warrant is exercisable through July 20, 2027. The Walmart Warrant provides for net share settlement that, if elected by the holder, will reduce the number of shares issued upon exercise to reflect net settlement of the exercise price. The Walmart Warrant provides for certain adjustments that may be made to the exercise price and the number of shares of common stock issuable upon exercise due to customary anti-dilution provisions based on future events. The Walmart Warrant is classified as an equity instrument. As of September 30, 2024, the balance of the contract asset related to the Walmart Warrant was $5.4 million.

As of September 30, 2024 and December 31, 2023, 40,010,108 and 34,917,912 of the Walmart Warrant Shares had vested, respectively, and the Walmart Warrant was exercised with respect to 13,094,217 shares of the Company’s common stock. During the three and nine months ended September 30, 2024 and 2023, there were no exercises with respect to the Walmart Warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the three months ended September 30, 2024 was $3.9 million compared to a negative provision for common stock warrants recorded as an addition to revenue of $3.1 million for the three months ended September 30, 2023. The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the nine months ended September 30, 2024 and 2023 was $11.6 million and $8.4 million, respectively.

Operating and Finance Lease Liabilities

As of September 30, 2024, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash and security deposits (see also Note 19, “Commitments and Contingencies”) as summarized below. These leases expire over the next one to seven years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

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

The Company has finance leases associated with its property and equipment in Slingerlands, New York and at customer fueling locations.

Finance Obligation

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation. The outstanding balance of this obligation as of September 30, 2024 was $296.0 million, $77.3 million and $218.7 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet. The outstanding balance of this obligation at December 31, 2023 was $350.8 million, $74.0 million and $276.8 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet. The amount is amortized using the effective interest method. Interest expense recorded related to finance obligations for the three months ended September 30, 2024 and 2023 was $9.0 million and $10.4 million, respectively. Interest expense recorded related to finance obligations for the nine months ended September 30, 2024 and 2023 was $28.4 million and $29.4 million, respectively.

During the third quarter of 2024, the Company entered into additional failed sale/leaseback transactions that were accounted for as financing obligations resulting in $56.9 million of additional finance obligations. No gain or loss was recorded as a result of these transactions. The outstanding balance of finance obligations related to sale/leaseback transactions as of September 30, 2024 was $65.6 million, $6.0 million and $59.6 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet with a residual value of $33.6 million. The outstanding balance of this obligation at December 31, 2023 was $17.6 million, $10.0 million and $7.6 million of which was classified as short-term and long-term, respectively, on the unaudited interim condensed consolidated balance sheet.

The fair value of the Company’s total finance obligations approximated their carrying value as of September 30, 2024 and December 31, 2023.

Restricted Cash

In connection with certain of the above noted sale/leaseback agreements, cash of $507.8 million and $573.5 million was required to be restricted as security as of September 30, 2024 and December 31, 2023, respectively, which restricted cash will be released over the lease term. As of September 30, 2024 and December 31, 2023, the Company also had certain letters of credit backed by security deposits totaling $307.9 million and $370.7 million, respectively, of which $276.5 million and $340.0 million are security for the above noted sale/leaseback agreements, respectively, and $31.4 million and $30.7 million are customs related letters of credit, respectively.

As of September 30, 2024 and December 31, 2023, the Company had $80.0 million and $76.8 million held in escrow related to the construction of certain hydrogen production plants, respectively.

The Company also had $0.1 million and $1.2 million of consideration held by our paying agent in connection with each of the Joule and CIS acquisitions, respectively, reported as restricted cash as of September 30, 2024, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheet. Additionally, the Company had $9.3 million and $11.7 million in restricted cash as collateral resulting from the Frames acquisition as of September 30, 2024 and December 31, 2023, respectively.

Guarantee

On May 30, 2023, our joint venture, HyVia, entered into a government grant agreement with Bpifrance. As part of the agreement, our wholly-owned subsidiary, Plug Power France, was required to issue a guarantee to Bpifrance in the amount of €20 million through the end of January 2027. Plug Power France is liable to the extent of the guarantee for sums due to Bpifrance from HyVia under the agreement based on the difference between the total amount paid by Bpifrance and the final amount certified by HyVia and Bpifrance. As part of the agreement, there are certain milestones that HyVia is required to meet, and the nonperformance of these milestones or termination of this agreement could result in this guarantee being called upon. As of September 30, 2024, no payments related to this guarantee have been made by the Company and Plug Power France did not record a liability for this guarantee as the likelihood of the guarantee being called upon is remote.

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

Future payments under non-cancelable unconditional purchase obligations with a remaining term in excess of one year as of September 30, 2024, were as follows (in thousands):

Remainder of 2024	$25,989
2025	8,023
2026	8,023
2027	2,638
2028	—
2029 and thereafter	—
Total	44,673

Restructuring

In February 2024, in a strategic move to enhance our financial performance and ensure long-term value creation in a competitive market, we approved a comprehensive initiative that encompasses a broad range of measures, including operational consolidation, strategic workforce adjustments, and various other cost-saving actions (the “Restructuring Plan”). These measures are aimed at increasing efficiency, improving scalability, and maintaining our leadership position in the renewable energy industry. We began executing the Restructuring Plan in February 2024 and expect the Restructuring Plan to be completed in the fourth quarter of 2024, subject to local law and consultation requirements.

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

During the three months ended September 30, 2024, we incurred $0.6 million in restructuring costs recorded as severance expenses of $0.1 million and other restructuring costs of $0.5 million in the restructuring financial statement line item in the unaudited interim condensed consolidated statement of operations. During the nine months ended September 30, 2024, we incurred $8.2 million in restructuring costs recorded as severance expenses of $6.9 million and other restructuring costs of $1.3 million in the restructuring financial statement line item in the unaudited interim condensed consolidated statement of operations. Future restructuring costs are not expected to be material in subsequent quarters. The actual timing and amount of costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.

Severance expense recorded during the three and nine months ended September 30, 2024 in accordance with ASC 420 was a result of the separation of full-time employees associated with the Restructuring Plan. As of September 30, 2024, $0.1 million of accrued severance-related costs were included in accrued expenses in our unaudited interim condensed consolidated balance sheets and are expected to be paid during the fourth quarter of 2024. For the three months ended September 30, 2024, other costs were represented by $0.5 million of other one-time employee termination benefits. For the nine months ended September 30, 2024, other costs were represented by (1) $0.2 million of legal and professional services costs, and (2) $1.1 million of other one-time employee termination benefits. As of September 30, 2024, $29 thousand of accrued other costs were included in accrued expenses in our unaudited interim condensed consolidated balance sheets and are expected to be paid during the fourth quarter of 2024.

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

	Nine months ended	Year ended
	September 30, 2024	December 31, 2023
Beginning balance	$137,853	$81,066
Provision for loss accrual	37,997	85,375
Releases to service cost of sales	(38,823)	(29,713)
Increase to loss accrual related to customer warrants	268	971
Foreign currency translation adjustment	214	154
Ending balance	$137,509	$137,853

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

Other than the standards mentioned in our 2023 Form 10-K, all issued but not yet effective accounting and reporting standards as of September 30, 2024 are either not applicable to the Company or are not expected to have a material impact on the Company.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended September 30, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the Company’s business, financial condition or future results discussed in the Company’s 2023 Form 10-K in Part I, Item 1A “Risk Factors” and the Company’s Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 in Part II, Item 1A “Risk Factors”. The risks described in the 2023 Form 10-K and the Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. As a supplement to the risk factors identified in the 2023 Form 10-K and the Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, below we have set forth updated risk factors. Other than as provided below, there have been no material changes to the risk factors identified in the 2023 Form 10-K and the Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024.

The funding of the loan guarantee from the Department of Energy may be delayed, and we may not be able to satisfy all of the technical, legal, environmental or financial conditions acceptable to the Department of Energy to receive the loan guarantee.

As previously announced, the Company received a conditional commitment for an up to $1.66 billion loan guarantee from the Department of Energy’s (“DOE”) Loan Programs Office to finance the development, construction, and ownership of up to six green hydrogen production facilities. Our ability to benefit from this loan guarantee is subject to certain technical, legal, environmental and financial conditions, including negotiation of definitive financing documents, to be satisfied before funding of the loan guarantee. Whether and when our DOE loan guarantee will be funded is subject to a number of factors outside of our control, including political administration changes, legislative enactments, administrative actions. The funding of such loan guarantee may take longer than we expect, and if we are not able to satisfy all of the technical, legal, environmental or financial conditions acceptable to the DOE to receive the loan guarantee, our business may be adversely affected.

We are subject to legal proceedings and legal compliance risks that could harm our business.

We are currently, and in the future may continue to be, subject to legal proceedings and similar disputes. In connection with any disputes or litigation in which we are involved, we may incur costs and expenses in connection with defending ourselves or in connection with the payment of any settlement or judgment or compliance with any ruling in connection therewith. It is often challenging to predict the outcome of legal proceedings and similar disputes with certainty. Determining reserves for any litigation is a complex and fact-intensive process that requires significant judgment calls. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, including diversion of management resources, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(c) Director and Officer Trading Arrangements

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
10.1

Amendment No. 2 to At Market Issuance Sales Agreement, dated November 7, 2024, by and between Plug Power Inc. and B. Riley Securities, Inc. (filed as Exhibit 1.1 to Plug Power Inc.’s Current Report on Form 8-K filed on November 7, 2024 and incorporated by reference herein)

10.2*	Debenture Purchase Agreement, dated November 11, 2024, by and between Plug Power Inc. and YA II PN, Ltd.
31.1*	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Submitted electronically herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certification is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: November 12, 2024	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)