Form 10-K/A
period 2024-12-31
PLUG POWER INC
filed 2025-04-30
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34392

Plug Power Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3672377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Vista Boulevard Slingerlands, NY	12159
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (518) 782-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	PLUG	The NASDAQ Capital Market

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

As of April 25, 2025, 1,022,914,821 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Plug Power Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025, only for the purpose of including the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the omitted information to be incorporated in the Original Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.

This Amendment No. 1 amends and restates only Part III, Items 10, 11, 12, 13, and 14, and amends Part IV, Item 15 of the Original Form 10-K. In addition, this Amendment No. 1 deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K. No other Items of the Original Form 10-K have been amended or revised in this Amendment No. 1, and all such other Items shall be as set forth in the Original Form 10-K.

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

In addition, no other information has been updated for any subsequent events occurring after March 3, 2025, the date of the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings made with the SEC subsequent to the filing of the Original Form 10-K. Unless the context otherwise requires, references in this Amendment No. 1 to “Plug,” “Plug Power,” the “Company,” “we,” “our,” or “us” mean Plug Power Inc., a Delaware corporation, and its consolidated subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding the directors of the Company as of the date of this Amendment No. 1. The biographies of each of the directors below contains information regarding the relevant experiences, qualifications, attributes or skills that caused the Corporate Governance and Nominating Committee and the Board of Directors of the Company (the “Board”) to determine that the person should serve as a director.

Class I Directors

Andrew J. Marsh
Age: 69 Director since 2008 Board Committee: None Class I Director: Continuing in Office until the 2027 Annual Meeting

Andrew J. Marsh joined the Company as President and Chief Executive Officer in April 2008 and has been our director since 2008. As President and Chief Executive Officer, Mr. Marsh plans and directs all aspects of the organization’s policies and objectives, and is focused on building a company that leverages Plug Power’s combination of technological expertise, talented people and focus on sales growth and profitability to continue the Company’s leadership stance in the future alternative energy economy. Mr. Marsh also serves on the board of directors of Gevo, Inc., a publicly traded renewable chemicals and advanced biofuels company.

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

Mr. Marsh is a prominent voice leading the hydrogen and fuel cell industry. Nationally, he is the former Chairman of the Fuel Cell and Hydrogen Energy Association, and was a member of the Hydrogen and Fuel Cell Technical Advisory Committee (“HTAC”) within the Department of Energy’s Hydrogen Program, which was disbanded in January 2021. HTAC was responsible for providing advice to the Department of Energy regarding its hydrogen and fuel cell program goals, strategies, and activities. Internationally, Mr. Marsh represents Plug Power in its role as supporting members of the Hydrogen Council, a global initiative of leading energy, transport and industry companies with a united vision and long-term ambition for hydrogen to foster the energy transition. Mr. Marsh holds a B.S. in Electrical Engineering Technologies from Temple University, an M.S. in Electrical Engineering from Duke University and an M.B.A. from Southern Methodist University.

We believe Mr. Marsh’s qualifications to sit on our Board include his extensive experience with the alternative energy industry, as well as his experience in management positions.

Maureen O. Helmer
Age: 68 Director since 2004 Board Committees: Audit; Corporate Governance and Nominating (Chair); Regulatory Affairs (Chair)

Maureen O. Helmer has been a director of the Company since 2004. Ms. Helmer worked at the law firm Barclay Damon, LLP until her retirement in 2021 as a senior member of the firm’s energy and telecommunications Regulatory Practice Area. Prior to joining Barclay Damon, LLP, Ms. Helmer was a member of Green & Seifter Attorneys, PLLC. From 2003 through 2006, she practiced as a partner in the law firm of Couch White, LLP and then as a solo practitioner. Ms. Helmer has advised international energy, telecommunications and industrial companies on policy and government affairs issues. In addition to serving as Chair of the New York State Public Service Commission (“PSC”) from 1998 to 2003, Ms. Helmer also served as Chair of the New York State Board on Electric Generation Siting and the Environment. Prior to her appointment as Chair, Ms. Helmer served as Commissioner of the PSC from

Class I Director: Continuing in Office until the 2027 Annual Meeting

1997 until 1998 and was General Counsel to PSC from 1995 through 1997. From 1984 through 1995, Ms. Helmer held several positions in the New York Legislature, including Counsel to the Senate Energy Committee. She also served as a board member of the New York State Energy Research and Development Authority, the New York State Environmental Board and the New York State Disaster Preparedness Commission during her tenure as Chair of the PSC from 1996 to 2003. In addition, she was Vice Chair of the Electricity Committee of the National Association of Regulatory Utility Commissioners (“NARUC”) and a member of the NARUC Board of Directors. She was also appointed to serve as a member of the New York State Cyber-Security Task Force. She formerly served as a board member of the Center for Internet Security from 2012 to 2016, the Center for Economic Growth from 2008 to 2016, and New York Women in Communications and Energy from 1990 to 2016. Ms. Helmer earned a B.S. from the State University at Albany and a J.D. from the University of Buffalo Law School. She is admitted to practice law in New York.

We believe Ms. Helmer’s qualifications to sit on our Board include her long history of experience with energy regulation, policy and government affairs, and advising energy and industrial companies.

Kavita Mahtani
Age: 54 Director since 2022 Board Committees: Audit; Strategy & Financing Class I Director: Continuing in Office until the 2027 Annual Meeting

Kavita Mahtani has been a director of the Company since 2022. Ms. Mahtani is Chief Financial Officer of HSBC Bank plc. In this role, Ms. Mahtani is responsible for the financial operations of HSBC Bank plc and all of its entities and operations, overseeing the financial functions, including accounting, regulatory reporting, stress testing and capital management. Prior to joining HSBC, Ms. Mahtani served in several leadership roles during her 13-year tenure with Citigroup, Inc., including Managing Director — Global Head of Asset and Liability Management, Chief Financial Officer, Global Corporate and Investment Banking, and Managing Director — Global Head of Financial Planning and Analysis, among others. Ms. Mahtani has also held roles with Morgan Stanley and Merrill Lynch & Company, Inc. Ms. Mahtani holds a B.S. in Economics from the University of Pennsylvania, The Wharton School, and an M.B.A. from the University of Chicago’s Graduate School of Business.

We believe Ms. Mahtani’s qualifications to sit on our Board include extensive experience with growth strategies, merger and acquisition implementation, and leadership.

Class II Directors

Mark J. Bonney
Age: 71 Director since 2023 Board Committees: Audit (Chair); Regulatory Affairs Class II Director: Continuing in Office until the 2025 Annual Meeting

Mark J. Bonney has been a director of the Company since 2023. Mr. Bonney currently serves as President and Chief Executive Officer of On Board Advisors, LLC, a financial and strategic advisory firm. Since July 2020, Mr. Bonney has served on the board of directors of Tile Shop Holdings, Inc., a publicly traded specialty retailer of tile products and accessories. Prior to that, he served on the board of directors of Zix Corporation, a then-publicly traded provider of cloud email security solutions, from January 2013 until its merger in December 2021. Mr. Bonney also previously served as a director of SeaChange International, Inc., a provider of end-to-end video delivery and management software solutions, from August 2017 through December 2019, including as Executive Chair and principal executive officer from April 2019 through October 2019, and Independent Chairman from October 2019 through December 2019. From May 2018 until its merger in April 2019, he served as President and Chief Executive Officer and a director of RhythmOne plc (previously known as Blinkx and also known as RhythmOne Group), an online publicly traded provider of multi-screen digital advertising, where he also served as the Interim Chief Financial Officer from February 2019 to April 2019. Prior to that, Mr. Bonney served as President and Chief Executive Officer of MRV Communications, Inc., a publicly traded supplier of network equipment to the telecommunications industry, from December 2014 until its sale in August 2017 and as a director of MRV Communications, Inc. from April 2013 to August 2017. Mr. Bonney previously served as a director of Sigma Designs, Inc., a provider of system-on-a-chip semiconductor solutions for smart homes, from August 2012 through August 2015; Executive Vice President and Chief Financial Officer of Direct Brands, Inc., a direct to consumer media company, from 2010 to 2012; vice president and general manager of the Authentication Solutions Group of JDS

Uniphase Corporation (“JDSU”), an optical technologies and telecommunications firm, from 2008 to 2010; and as a director from 2003 until 2005, and Executive Vice President and Chief Financial Officer from 2005 to 2008, of American Bank Note Holographics, Inc., an optical security device company, which was acquired by JDSU. Mr. Bonney has also previously held executive roles with technology companies, including President, Chief Operating Officer and a director of Axsys Technologies, Inc., a manufacturer of components and subsystems for aerospace, defense, data storage, medical and other high technology applications, from 1999 to 2002, and Chief Financial Officer of Zygo Corporation, a manufacturer of components for semiconductor, data storage and industrial markets, from 1993 to 1999. Mr. Bonney holds a B.S. in Business from Central Connecticut State University and an M.B.A. from the University of Hartford.

We believe Mr. Bonney’s qualifications to sit on our Board include his experience in finance, strategy, and executive leadership, having served various executive roles and as a director for several public companies.

Gregory L. Kenausis
Age: 55 Director since 2013 Board Committees: Audit; Compensation; Strategy & Financing Class II Director: Continuing in Office until the 2025 Annual Meeting

Gregory L. Kenausis has been a director of the Company since October 2013. Dr. Kenausis is the founding partner and since 2005 has been the Chief Investment Officer of Grand Haven Capital AG, an investment firm, where he is the head of research and trading activity and is responsible for managing the fund’s operations and structure. He also has worked extensively as a business consultant with a focus on business development and strategy, as well as valuation. Dr. Kenausis earned a B.S. in Chemical Engineering from Yale University and a Ph.D. in Biomedical/Medical Engineering from the University of Texas at Austin. We believe Dr. Kenausis’ qualifications to sit on our Board include his background and senior level experience in financial investments, business development and strategy, management and equity capital markets.

George C. McNamee
Chairman Age: 78 Director since 1997 Board Committees: Compensation; Regulatory Affairs; Strategy & Financing Class II Director: Continuing in Office until the 2025 Annual Meeting

George C. McNamee serves as Chairman of the Company’s Board of Directors and has served as such since 1997. He was previously Chairman of First Albany Companies Inc. and a Managing Partner of FA Tech Ventures, an information and energy technology venture capital firm. As an executive and director of numerous companies, Mr. McNamee has navigated technological change, rapid-growth, crisis management, team building and strategy. As a public company director, Mr. McNamee has led board special committees, chaired audit committees, chaired three boards and has been an active lead director. Mr. McNamee served on the board of directors of HyVia, the Company’s joint venture with Renault SAS, from July 2021 to October 2024. He also served on several public company boards, including the boards of Mechanical Technology Inc. and the Home Shopping Network. He has been an early stage investor, director and mentor for private companies that subsequently went public, including MapInfo (now Pitney Bowes), META Group (now Gartner Group) and iRobot Corporation, where he served as a director from 1999 to 2016 and as lead director for the last 11 of those years. In  2011, Mr. McNamee was the first history major awarded the Yale Science and Engineering Association Distinguished Service Award. He served as a NYSE director from 1999 to 2004 and chaired its foundation. In the aftermath of the 1987 stock market crash, he chaired the Group of Thirty Committee to reform the Clearance and Settlement System. Mr. McNamee has been active as a director or trustee of civic organizations, including The Albany Academies and Albany Medical Center whose Finance Committee he chaired for 12 years. He is also a director of several private companies, a Sterling Fellow of Yale University and a Trustee of The American Friends of Eton College. He conceived and co-authored a book on the Chicago Conspiracy Trial. He received his Bachelor of Arts degree from Yale University.

We believe Mr. McNamee’s qualifications to sit on our Board include his experience serving on technology company boards, his background in investment banking, which has given him broad exposure to many financing and merger and acquisition issues, and experience with the financial sector and its regulatory bodies.

Class III Directors

Gary K. Willis

Age: 79

Director since 2003

Board Committees: Audit; Compensation (Chair); Corporate Governance and Nominating; Regulatory Affairs; Strategy & Financing

Class III Director: Continuing in Office until the 2026 Annual Meeting

Gary K. Willis has been a director of the Company since 2003. Mr. Willis previously served as the President from February 1992 to 1999 and the Chief Executive Officer from 1993 to 1999 of the Zygo Corporation. Mr. Willis served as a director of Zygo Corporation from 1992 to November 2000, including as Chairman of the board from 1998 to 2000. Mr. Willis also served as a director of Zygo Corporation from 2004 to 2014. Zygo Corporation, which was acquired in 2014 by Ametek, Inc., was a provider of metrology, optics, optical assembly, and systems solutions to the semiconductor, optical manufacturing, and industrial/automotive markets. Prior to joining Zygo Corporation, Mr. Willis served as the President and Chief Executive Officer of The Foxboro Company, a manufacturer of process control instruments and systems. Mr. Willis holds a Bachelor of Science degree in Mechanical Engineering from Worcester Polytechnic Institute.

We believe Mr. Willis’ qualifications to sit on our Board include his extensive experience in management and director positions with similar companies, as well as his educational background in mechanical engineering.

Patrick Joggerst
Age: 67 Director since 2023 Board Committees: Compensation; Corporate Governance and Nominating Class III Director: Continuing in Office until the 2026 Annual Meeting

Patrick Joggerst has been a director of the Company since July 2023. Mr. Joggerst is currently the founder and principal of J21 Consulting Group, a management consulting practice focusing on organization transformation and sales acceleration. From January 2018 until November 2021, Mr. Joggerst served as Chief Marketing Officer and Executive Vice President of Business Development at Ribbon Communications Inc., a publicly traded software, analytics and cloud solutions provider for communications services, which was created from the merger of Genband US LLC, a provider of carrier and enterprise network transformation and real-time communications solutions, and Sonus Networks, Inc., a publicly traded cloud-based communications distributor of mobile network operation and Microsoft solutions. Prior to his role with Ribbon Communications Inc., he served as an Executive Vice President of Global Sales and Marketing at GENBAND™ from January 2016 to December 2017 and as the Chief Marketing Officer and Executive Vice President from March 2015 to January 2016. Mr. Joggerst holds a B.S. in Foreign Service from Georgetown University, with a concentration in international commerce and finance.

We believe Mr. Joggerst ‘s qualifications to sit on our Board include his more than 25 years of experience in various roles in the technology, software, marketing, and telecommunications sectors.

Colin Angle
Age: 57 Director since 2024 Board Committees: Compensation; Strategy & Financing Class III Director: Continuing in Office until the 2026 Annual Meeting

Colin Angle has been a director of the Company since August 2024. Prior to joining the Board, Mr. Angle was chief executive officer of iRobot Corporation from June 1997 to January 2024, where he was a co-founder and served on the board from October 1992 to May 2024, including as chairman of the board from October 2008 to January 2024. Mr. Angle previously worked at the National Aeronautical and Space Administration’s Jet Propulsion Laboratory, where he participated in the design of the behavior controlled rovers that led to Sojourner exploring Mars in 1997. He is a director of Ixcela, Inc., a private biotech company that provides support and treatment for a variety of gut related diseases. Mr. Angle holds a B.S. in Electrical Engineering and an M.S. in Computer Science, both from the Massachusetts Institute of Technology.

We believe Mr. Angle’s qualifications to sit on our Board include his extensive experience in management and director positions with similar companies, as well as his technical background and education.

Executive Officers

The names and ages of all executive officers of the Company and the principal occupation and business experience for at least the last five years for each are set forth below as of the date of this Amendment No. 1.

Executive Officers	Age	Position
Andrew J. Marsh	69	Chief Executive Officer and Director
Sanjay K. Shrestha	51	President
Paul B. Middleton	58	Chief Financial Officer and Executive Vice President
Dean C. Fullerton	57	Chief Operating Officer
Gerard L. Conway, Jr.	59	General Counsel, Corporate Secretary and Executive Vice President
Jose Luis Crespo	55	Chief Revenue Officer
Martin D. Hull	57	Corporate Controller and Chief Accounting Officer

Andrew J. Marsh’s biographical information can be found in “Directors” above.

Sanjay K. Shrestha has served as the President of the Company since November 2024. Mr. Shrestha previously served as General Manager, Energy Solutions from January 2021 to November 2024 and as Chief Strategy Officer and Executive Vice President from April 2019 to January 2021.  Prior to joining Plug Power, Mr. Shrestha served as the Chief Investment Officer of Sky Solar Holdings, which owned and operated solar projects in Japan, Europe and the Americas, and President of Sky Capital America, which owned and operated solar projects in North and South America, since 2015. Under his leadership, Sky Capital America built and acquired over 100MW of operating solar assets and secured a pipeline over 100MW. He also sourced various types of financing solutions to support this growth, including project debt, construction equity and long-term equity. Before Sky Capital America, he led the renewables investment banking effort at FBR Capital Markets (now known as B. Riley Financial, Inc.) since 2013. During 2014, and under his leadership, the firm was ranked among the top renewable energy underwriters in the United States. Prior to joining FBR Capital Markets, Mr. Shrestha was the global head of renewables research coverage at Lazard Capital Markets. During his tenure at Lazard Capital Markets, he was a member of the Institutional Investor All America Research team and was also ranked as one of the top five stock pickers on a global basis. Prior to Lazard Capital Markets, Mr. Shrestha was at First Albany Capital, where he built the firm’s renewables and industrial research practice. Mr. Shrestha serves as an independent director on the board of directors of Fusemachines, an artificial intelligence talent and education solutions company. Mr. Shrestha currently serves on the board of directors of AccionaPlug S.L., which is the Company’s joint venture with Acciona Generación Renovable, S.A., and Hidrogenii, which is the Company’s joint venture with Niloco Hydrogen Holdings LLC, a wholly-owned subsidiary of Olin Corporation. Mr. Shrestha received a Bachelor of Science and an honorary doctorate degree in 2022 from The College of Saint Rose. He brings to the Company more than two decades of experience in the broader clean tech sector.

Paul B. Middleton joined the Company as Chief Financial Officer and Executive Vice President in 2014. Since October 2024, he has served on the board of directors of HyVia, the Company’s joint venture with Renault SAS. Prior to Plug Power, Mr. Middleton worked at Rogers Corp., a global manufacturer and distributor of specialty polymer composite materials and components, from 2001 to 2014. During his tenure at Rogers Corp., Mr. Middleton served in many senior financial leadership roles, including Corporate Controller and Principal Accounting Officer, Treasurer and Interim Chief Financial Officer. Prior to Rogers Corp., Mr. Middleton managed all financial administration for the tools division of Coopers Industries from 1997 to 2001. Mr. Middleton holds a Master of Science in Accounting and a BBA from the University of Central Florida. Additionally, he is a Certified Public Accountant.

Dean C. Fullerton joined the Company as Chief Operating Officer in August 2024. Prior to joining the Company, Mr. Fullerton spent nearly 14 years at Amazon, including the last five years as Vice President, Global Engineering and Security Services, where he was responsible for global engineering services and oversaw operations engineering, planning and analytics, reliability and maintenance engineering, global security, real estate transactions and global procurement. Mr. Fullerton was awarded the National Safety Council’s Green Cross Safety Innovation Award, and led Amazon’s Hydrogen Economy team. Mr. Fullerton began his career at United Parcel Service, where he spent 13 years in the Industrial Engineering department. He then spent eight years as a Principal/Director at a supply chain and logistics engineering consulting firm. Before joining Amazon, he served as Senior Director of North America Engineering and Maintenance at Gap Inc. Mr. Fullerton has a Master of Business Administration from San Diego State University and a Bachelor of Science in Business Management from University of Redlands.

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

Jose Luis Crespo has served as the Chief Revenue Officer of the Company since November 2024. Mr. Crespo joined the Company as Vice President of Business and International Sales in 2014. He was promoted to Vice President of Global Sales in January of 2015 and in 2016 he was named General Manager for Hypulsion, the Company’s wholly owned European subsidiary. In 2021, Mr. Crespo was named General Manager of Material Handling and Executive Vice President, and in May 2023, he was named General Manager of Applications and Executive Vice President. Prior to joining the Company, Mr. Crespo served as Vice President of International Value Stream at Smiths Power, a supplier of power distribution, conditioning, protection and monitoring solutions for data centers, wireless communications and other critical or high-value electrical systems, from 2009 to 2013. Mr. Crespo currently serves on the board of directors of AccionaPlug S.L., which is the Company’s joint venture with Acciona Generación Renovable, S.A. Mr. Crespo holds a Master in Business Administration from the University of Phoenix and a degree in Telecommunications Engineering from the Engineering University of Madrid, Spain.

Martin D. Hull joined the Company as Corporate Controller and Chief Accounting Officer in April 2015. Prior to that, he was a principal and director with the certified public accounting firm of Marvin and Company, P.C. from November 2012 to March 2015. Prior to that, Mr. Hull was with KPMG LLP, serving as partner from October 2004 to September 2012, and has over 25 years of public accounting experience. Mr. Hull holds a Bachelor of Business Administration with a concentration in Accounting from the University of Notre Dame.

Audit Committee

The Board has established an Audit Committee of the Board of Directors. The Audit Committee consists of Mr. Bonney (Chair), Dr. Kenausis, Mr. Willis, and Messes. Helmer and Mahtani, each of whom is an independent director as defined in Rule 5605(a)(2) under the listing standards of The Nasdaq Stock Market, LLC (the “Nasdaq Rules”) and the applicable rules of the SEC. The Board has determined that Mr. Bonney qualifies as an “audit committee financial expert” as defined in the applicable rules of the SEC. Mr. Bonney’s designation by the Board as an “audit committee financial expert” is not intended to be a representation that he is an expert for any purpose as a result of such designation, nor is it intended to impose on him any duties, obligations, or liability greater than the duties, obligations or liability imposed on him as a member of the Audit Committee and the Board in the absence of such designation.

The Audit Committee’s primary responsibility is for oversight of the Company’s accounting and financial reporting processes, audits of the Company’s financial statements, and internal control over financial reporting. The Audit Committee reports to the Board with regard to:

●	the scope of the annual integrated audits;
●	fees to be paid to the independent registered public accounting firm;
●	the performance of the Company’s independent registered public accounting firm;
●	compliance with accounting and financial policies; and
●	the Company’s procedures and policies relative to the adequacy of internal controls over financial reporting.

A more complete description of the Audit Committee’s functions is set forth in the Audit Committee’s charter which is published on the “Investor Relations” section of the Company’s website at www.plugpower.com. Our website is not incorporated into or a part of this Amendment No. 1.

In accordance with the Audit Committee’s charter, management has the primary responsibility for the financial statements and the financial reporting process, including maintaining an adequate system of internal controls over financial reporting. The Company’s independent registered public accounting firm reports directly to the Audit Committee and is responsible for performing an integrated audit of the Company’s consolidated financial statements and internal control over financial reporting, in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Audit Committee, among other matters, is responsible for appointing the Company’s independent registered public accounting firm, (i) evaluating such independent registered public accounting firm’s qualifications, independence and performance, (iii) determining the compensation for such independent registered public accounting firm, and (iv) pre-approving all audit and non-audit services.

Code of Conduct

We have adopted the Code of Business Conduct and Ethics (the “Code of Conduct”), which is applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct is a “code of ethics” as defined in Item 406(b) of Regulation S-K and embodies our principles and practices relating to the ethical conduct of our business and our long-standing commitment to honesty, fair dealing and full compliance with all laws affecting our business. In the event that we amend or waive certain provisions of our Code of Conduct in a manner that requires disclosure under applicable rules, we intend to provide such required disclosure on our website in accordance with applicable SEC and Nasdaq Rules. Our Code of Conduct is available on our website at www.plugpower.com under the Investor Relations section. Our website is not incorporated into or a part of this Amendment No. 1.

Corporate Governance Guidelines

We have adopted corporate governance guidelines that serve as a flexible framework within which our Board of Directors and its committees operate. These guidelines cover a number of areas including Board membership criteria and director qualifications, director responsibilities, Board structure, Board member access to management and independent advisors, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is published on our website at www.plugpower.com under the Investor Relations section. Our website is not incorporated into or a part of this Form 10-K.

Insider Trading Policy

We have adopted an insider trading policy (the “Insider Trading Policy”) governing the purchase, sale and other dispositions of the Company’s securities that applies to all of the Company’s directors, officers, employees and other covered persons. Among other things, the policy prohibits any director, officer, employee or other covered person of the Company from (i) engaging in short sales of the Company’s securities and from trading in puts, calls or options in respect of the Company’s securities; (ii) buying or selling puts, calls or other derivative securities of the Company or engaging in any other hedging transactions with respect to the Company’s securities; (iii) purchasing any securities of the Company with money borrowed from a bank, brokerage firm or other person for the purpose of purchasing securities or using the Company’s securities as collateral in a margin account; (iv) pledging Company securities as collateral for a loan (or modifying an existing pledge); or (v) donating or making any other transfer of Company securities without consideration when the donating employee, director, or executive officer is not permitted to trade, unless the donee agrees not to sell the shares until the donating employee, director, or executive officer is permitted to sell. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. It is also the policy of the Company to comply with all insider trading laws and regulations with regard to the Company’s trading in its own securities. A copy of the Insider Trading Policy can found as Exhibit 19.1 to the Original Form 10-K.

Equity Grant Timing

During 2024, our Board and Compensation Committee did not take into account any material non-public information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material non-public information for the purpose of affecting the value of executive compensation. During 2024, we did not grant stock options to any of our named executive officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-K, 10-Q or 8-K that discloses material non-public information.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, as defined by Section 16, directors, and persons or entities who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons or entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based on our review of the copies of such filings and based on written representations, we believe that all such persons and entities complied on a timely basis with all Section 16(a) filing requirements during the fiscal year ended December 31, 2024, except that the following persons filed the following Form 4s late on the following dates:

●	On April 8, 2024, Kavita Mahtani filed a Form 4 disclosing an award of common stock made on April 1, 2024 pursuant to the Company’s Non-Employee Directors Compensation Plan.
●	On August 9, 2024, Paul B. Middleton, Gerard L. Conway, Jr., and Jose Luis Crespo each filed a Form 4 disclosing a tax withholding event in connection with the vesting of restricted stock awards on May 9, 2024.
●	On August 22, 2024, Colin M. Angle filed a Form 4 disclosing a grant of stock options to purchase common stock made on August 16, 2024 pursuant to the Company’s Non-Employee Director Compensation Plan.
●	On October 3, 2024, Martin D. Hull filed a Form 4 disclosing a tax withholding event in connection with the vesting of restricted stock awards on September 22, 2024.
●	On November 25, 2024, Paul B. Middleton filed a Form 4 disclosing a grant of restricted stock awards made on November 19, 2024 pursuant to the Company’s 2021 Stock Option and Incentive Plan, as amended (the “2021 Plan”).

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis discusses our compensation policies and determinations that apply to our named executive officers. For 2024, our “named executive officers,” under applicable SEC reporting requirements, are:

With Plug Power Since:
Andrew J. Marsh, our Chief Executive Officer and a Director	2008
Sanjay K. Shrestha, our President	2019
Paul B. Middleton, our Chief Financial Officer and Executive Vice President	2014
Dean C. Fullerton, our Chief Operating Officer	2024
Gerard L. Conway, Jr., our General Counsel, Corporate Secretary, and Executive Vice President	2000

The following discussion should be read together with the compensation tables and related disclosures that follow.

Executive Summary

2024 Say on Pay and Investor Feedback

Every year we invite our stockholders to cast an advisory vote to approve the compensation of our named executive officers. At our 2024 annual meeting of stockholders, we received the support of approximately 78.3% of the votes cast for our “say-on-pay” advisory vote. We value the views of our stockholders and intend to maintain a compensation framework that reflects our pay-for-performance compensation philosophy, is aligned with the long-term interests of our stockholders and in line with sound governance practices.

As of April 2025, our stockholder base is represented by approximately 49.66% retail investors and approximately 50.34% institutional investors. During 2024, we reached out to 150 of our largest institutional investors representing approximately 81.69% of our institutional common stock ownership. Four institutional investors representing approximately 34.47% of our institutional common stock ownership accepted our invitation and we met with each of them.

We pay careful attention to any feedback we receive from our stockholders about our executive compensation program. There were two themes that emerged from our shareholder outreach:

●	First, while stockholders generally commended our rigorous adherence to a pay-for-performance philosophy, some expressed concern about the retentive power of underwater equity awards and the motivational power of a bonus program that has resulted in zero bonus payouts in consecutive years. These concerns were acknowledged by the Board and several 2024 and 2025 pay actions, as described more fully in this Compensation Discussion and Analysis, are responsive to the retention risk the Company faces, including retention awards and special bonuses granted in 2024 and the waiver of the stock price hurdle for certain stock options awarded in 2024.
●	Certain investors also expressed interest in seeing our Chief Executive Officer invest directly in the Company. Our Chief Executive Officer, Mr. Marsh, has irrevocably elected to have 50% of his 2025 base salary and annual cash bonus paid in shares of the Company’s common stock.

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

Fixed component of pay to provide financial stability, based on responsibilities, experience, individual contributions and competitive market data. Following a period of no base salary increases since 2021, the incumbent named executive officers’ base salaries were adjusted to reflect current competitive market levels.

Annual cash bonus	To promote and reward the achievement of key short-term strategic and business goals of the Company; to motivate and attract executives.

Variable component of pay based on annual business and operating quantitative and qualitative goals. We set rigorous goals and the 2024 bonus was earned 0% for all named executive officers other than Messrs. Middleton and Fullerton, whose 2024 target bonuses were guaranteed in connection with their respective new employment arrangements.

Long-term equity incentive compensation

To encourage executives and other employees to focus on long-term Company performance; to drive long-term stockholder value; to promote retention; to reward outstanding Company and individual performance.

Subject to multi-year vesting based on performance goals and/or continued service. For 2024, the named executive officers received annual long-term equity awards entirely in the form of stock options: 50% of the award consisted of performance-based stock options (“PSOs”) with a rigorous price-vesting hurdle and the remaining 50% consisted of time-based stock options. As of December 31, 2024, no portion of the PSOs had been earned as the stock price hurdle of $7.50 per share had not been achieved by April 30, 2025. However, in light of market conditions and other factors impacting the Company’s stock price performance and to incentivize retention, on April 21, 2025, the Compensation Committee waived the stock price hurdle for the PSOs issued to Messrs. Marsh, Fullerton and Conway such that 100% of the PSOs held by them are now subject only to time-based vesting requirements.

Relocation Payment	To reduce an executive’s personal financial burden in connection with a relocation at the Company’s request.

Mr. Shrestha received a relocation payment of $575,000 that he would have been required to repay in full if he failed to relocate to within 30 miles of Latham, New York by December 31, 2024. Mr. Shrestha completed the relocation before December 31, 2024.

Retention Awards	To retain key executives during a critical period. Note: Our CEO, Mr. Marsh, did not participate in the retention award program.

Messrs. Middleton and Conway each received a retention award with a total value of $440,000. The retention award was paid 25% in cash and 75% in the form of restricted stock, vesting in equal installments over a 1-year service period. The restricted stock portion of the retention awards was issued on May 9, 2024 and each of Messrs. Middleton and Conway received 119,134 restricted shares of common stock that vest 25% upon grant, 25% 90 days after grant, 25% 180 days after grant, and 25% 360 days after grant. Mr. Shrestha received a $100,000 special bonus on April 26, 2024 as recognition for his past contributions to the Company. In connection with Mr. Shrestha’s relocation commitment (see above) and in recognition of the long-term commitment to Plug that was expected of him, Mr. Shrestha received a $575,000 cash retention award on May 10, 2024, which is subject to full or partial clawback if Mr. Shrestha either voluntarily terminates employment without good reason or is involuntarily terminated for cause before May 10, 2028.

Special Awards Pursuant to New Employment Agreements	To address specific talent recruitment needs as they arise.

Mr. Fullerton received a $275,000 signing bonus to accept our employment offer. Mr. Middleton received a restricted stock award with a value of approximately $2.5 million to induce him to enter into a new employment agreement and remain in the employ of the Company. The award vests in equal annual installments over a three-year period.

Executive Compensation Practices

The Compensation Committee reviews on an ongoing basis the Company’s executive compensation program to evaluate whether it supports the Company’s executive compensation objectives and is aligned with stockholder interests. Our executive compensation practices include the following, each of which the Compensation Committee believes reinforces our executive compensation objectives:

What We Do	What We Don’t Do

✓ Pay-for-performance by structuring a significant percentage of target annual compensation in the form of variable, at-risk compensation	× Allow hedging or pledging of equity

✓ Offer market-competitive benefits for executives that are consistent with the rest of our employees	× Allow for re-pricing of stock options without stockholder approval

✓ Consult with an independent compensation consultant on compensation levels and practices	× Provide excessive perquisites

✓ Maintain robust stock ownership guidelines	× Provide supplemental executive retirement plans

✓ Have a clawback policy that applies to cash and equity incentive compensation	× Provide any excise tax gross-ups

✓ Hold an annual say-on-pay vote	× Provide single-trigger severance arrangements

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

Independent Compensation Consultant

For purposes of evaluating 2024 compensation for each of our named executive officers, our Compensation Committee retained FW Cook as its independent compensation consultant. FW Cook has not performed services for the Company other than consulting services related to the compensation and benefits of our executives and non-employee directors. FW Cook assisted the Compensation Committee in the development of comparator groups and provided their market analysis of the various components of compensation for the named executive officer positions, including base salary, annual cash bonus and equity compensation. Our Compensation Committee has analyzed whether the work of FW Cook raised any conflict of interest, taking into account relevant factors in accordance with SEC guidelines and Nasdaq Rules. Based on its analysis, our Compensation Committee determined that the engagement of FW Cook does not create any conflict of interest pursuant to the SEC guidelines and Nasdaq Rules.

Comparator Group Selection and Market Data

We operate in a highly specialized niche industry — the core of our business is the hydrogen molecule and, as a hydrogen supply chain company, we must attract and retain manufacturing and service technicians, engineers, scientists, innovators, and business leaders who have the passion and expertise to run our business.

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

In light of the foregoing, the Compensation Committee recognizes that it is not possible to create a “perfect” peer group for Plug Power and determined to minimize the substantial investment of time and resources required for developing a traditional compensation peer group. Instead, the Compensation Committee attempted to obtain a general sense of competitive market pay by assessing compensation levels within the following limited sample set of renewable energy companies:

Bloom Energy (BE)	First Solar (FSLR)	SunPower (SPWR)
Chart Industries (GTLS)	FuelCell Energy (FCEL)	Sunrun (RUN)
Enphase Energy (ENPH)	SolarEdge Tech. (SEDG)	Wolfspeed (WOLF)

The Compensation Committee considered each executive’s level and job performance, their duties and responsibilities at the Company compared to the duties and responsibilities of executive officers in similar positions at the comparator group companies, and other circumstances unique to the Company, and evaluated whether the compensation elements and levels provided to our executives were generally appropriate relative to their responsibilities at the Company and compensation elements and levels provided to their counterparts in the comparator group or within survey data.

The Compensation Committee considered both objective and subjective criteria to evaluate Company and individual performance and the competitive landscape, which allowed it to exercise informed judgment and not rely solely on rigid benchmarks. Accordingly, the Compensation Committee did not formulaically tie compensation decisions to any particular percentile level of total compensation paid to executives at a comparator group or survey data.

Our Executive Compensation Program

Each of the primary elements of our executive compensation is discussed in detail below and the compensation paid to our named executive officers with respect to 2024 is discussed under each element. In the descriptions below, we have identified particular compensation objectives that we have designed our executive compensation programs to serve; however, we have designed our compensation programs to complement each other and to collectively serve all of our executive compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that, as a part of our overall executive compensation, each element to a greater or lesser extent serves each of our objectives.

2024 Base Salary

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

The following table sets forth the annual base salaries for our named executive officers for each of 2023 and 2024, as well as the percentage increase year-over-year. For the incumbent named executive officers, base salaries were increased for the first time since 2021.

	2023 Base	2024 Base
Name	Salary($)(1)	Salary($)(1)	Increase (%)
Andrew J. Marsh	750,000	800,000	6.7%
Sanjay K. Shrestha(2)	400,000	500,000	25%
Paul B. Middleton(3)	400,000	600,000	50%
Dean C. Fullerton	—	550,000	—
Gerard L. Conway, Jr.	400,000	440,000	10%
(1)	Base salaries reflect the base salary rate in effect as of year-end.
(2)	Mr. Shrestha’s base salary was initially increased to $440,000 (effective as of May 9, 2024) and subsequently increased to $500,000 (effective as of November 7, 2024) in connection with his promotion to President.
(3)	Mr. Middleton’s base salary was initially increased to $440,000 (effective as of May 9, 2024) and subsequently increased to $600,000 (effective as of November 19, 2024) in connection with entering into a new employment agreement.

2024 Annual Cash Bonuses

Annual bonuses for 2024 were based upon Company performance as measured against pre-established performance goals, including financial measures and achievement of strategic objectives. The primary objective of the annual bonus program is to motivate and reward our executive officers for meeting financial, operational and strategic performance goals that drive the long-term success of our business.

The Compensation Committee determined the 2024 annual cash bonus awards for the named executive officers using the following framework:

For 2024, the target bonus opportunity for each named executive officer was 100% of base salary, the threshold was 50% of base salary, and the maximum for stretch performance was 150% of base salary.

For 2024, the Compensation Committee selected the following metrics for the annual bonus plan: Gross Margin, Cash Usage, Revenue, Bookings, Inventory, and Plan Construction and Investment. Cash Usage is defined as the change in unrestricted cash less any cash proceeds from equity offerings of the Company. Inventory is defined as the ending inventory balance at December 31, 2024, plus inventory write-downs during 2024. The Compensation Committee selected these metrics to provide a clear link between the annual bonus opportunity and underlying financial and operating performance. As the metrics are intended to focus on the fundamentals of annual business performance, adjustments are made for items that are not indicative of core performance. The purpose of these adjustments is to ensure that the measurement of performance reflects factors that management can directly control and that payout levels are not artificially inflated or impaired by factors unrelated to the core operation of the business. Accordingly, the calculation of one or more of these metrics for compensatory purposes may differ from the calculation for external financial reporting purposes.

The 2024 Company goals established by the Compensation Committee for each metric, the relative weightings assigned to each metric, and the actual performance against these goals for 2024 are set forth below. In comparison to 2023, (i) a target range was used for several metrics to address challenges associated with setting performance goals with precision and to avoid unintended windfalls and shortfalls in actual payouts, and (ii) the stretch payout opportunity was reduced from 200% to 150% of target.

						Weighted
					Actual	Performance
	Weight	Threshold	Target	Stretch	Performance	%
Payout %		50%	100%	150%	0%	0%
Gross Margin in Q4	20%	‑5%	0%	5%	‑122%	0%
Cash Usage	20%	$750 Million	$725 Million - $675 Million	$650 Million	$977 million	0%
Revenue	15%	$900 Million	$950 Million - $1.05 Billion	$1.1 Billion	$629 million	0%
Bookings	15%	$800 Million	$1.05 Billion - $1.3 Billion	$1.5 Billion	$408 million	0%
Inventory	10%	$800 Million	$750 Million - $675 Million	$650 Million	$855 million	0%
Plant Construction and Investment	20%	The goals were established at levels that were challenging to achieve; the threshold, target and maximum levels are not specifically disclosed because it can provide insight to competitors about Plug’s capex and expansion plans thus creating significant competitive harm to the Company.				0%

Earned Payout as a Percentage of Target: 0%

Based on the above, the final payout level for the 2024 annual bonus for all the named executive officers was 0%.

		2024 Financial
		Performance	2024 Actual
	2024 Target	Achievement	Bonus
Name	Bonus ($)	(%)	Payment ($)
Andrew J. Marsh	800,000	0%	$0
Sanjay K. Shrestha	500,000	0%	$0
Paul B. Middleton(1)	600,000	—	$600,000	(1)
Dean C. Fullerton(2)	550,000	—	$550,000	(2)
Gerard L. Conway, Jr.	440,000	0%	$0
(1)	Mr. Middleton’s 2024 target bonus was guaranteed pursuant to his employment agreement.
(2)	Mr. Fullerton’s 2024 target bonus was guaranteed pursuant to his employment agreement.

2024 Long-Term Equity Incentive Compensation

In 2024, we granted annual long-term equity incentive awards to the named executive officers in the form of PSOs (weighted 50%) and time-based stock options (weighted 50%) to achieve the following three core objectives:

Incentivize and retain Plug’s senior leadership team;

Adhere to Plug’s pay-for-performance compensation philosophy; and

Align with Plug’s stockholders’ interests.

The stock options have an exercise price per share equal to the closing price of the common stock on the date of grant. At the time of grant, the PSOs were only eligible to be earned and vest if a stock price hurdle of $7.50 (based on the daily volume weighted average price of the Company’s common stock during any 30 consecutive trading day period during the performance period) was achieved on or before April 30, 2025. As described below, on April 21, 2025, the Committee determined to waive the stock price hurdle for the PSOs issued to Messrs. Marsh, Fullerton and Conway such that 100% of the PSOs held by them are now subject only to time-based vesting requirements. The time-based stock options and the PSOs (to the extent earned) vest in three equal annual installments following the grant date. All stock options granted in 2024 were underwater as of April 30, 2025.

The number of shares underlying the stock option awards granted to each named executive officer in 2024 is set forth below:

		Number of
		Shares
	Number of	Underlying
	Shares	Time-Based
	Underlying	Stock Options
Name	PSOs (#)(1)	(#)(1)
Andrew J. Marsh	750,000	750,000
Sanjay K. Shrestha	375,000	375,000
Paul B. Middleton	375,000	375,000
Dean C. Fullerton(2)	500,000	500,000
Gerard L. Conway, Jr.	375,000	375,000
(1)	Stock options granted to named executive officers other than Mr. Fullerton were granted on April 26, 2024 and have an exercise price of $2.41, the closing price of the Company’s common stock on the Nasdaq Capital Market on April 26, 2024.
(2)	Mr. Fullerton’s options were granted in connection with his hire and have an exercise price of $2.47, the closing price of the Company’s common stock on the Nasdaq Capital Market on July 31, 2024.

As of December 31, 2024, the PSOs had not been earned and on April 21, 2025, in light of market conditions and other factors impacting the Company’s stock price performance and to incentivize retention, the Compensation Committee waived the performance-based vesting requirements for the PSOs issued to Messrs. Marsh, Fullerton and Conway so that the PSOs issued to them remain subject to only time-based vesting requirements. There were no changes to the exercise price of the PSOs. The PSOs granted to Messrs. Shrestha and Middleton were not earned and were forfeited in their entirety.

Retention Awards for Messrs. Middleton and Conway

On May 9, 2024, the Compensation Committee approved retention awards for certain key employees, including certain of the Company’s named executive officers, to enable the Company to retain and motivate such key employees during a critical period. Messrs. Middleton and Conway each received a retention award with a total value of $440,000. The retention awards were paid 25% in cash and 75% in the form of restricted stock. The restricted stock portion of the retention awards was issued on May 9, 2024 and each of Messrs. Middleton and Conway received 119,134 restricted shares of common stock. The retention restricted stock award was subject to the following vesting schedule: 25% upon grant, 25% 90 days after grant, 25% 180 days after grant, and 25% 360 days after grant.

Special Awards for Mr. Shrestha

On April 26, 2024, Mr. Shrestha received a $100,000 special bonus as recognition for his past contributions to the Company.

On May 9, 2024, the Compensation Committee approved a relocation and retention award for Mr. Shrestha pursuant to a relocation and retention agreement with the Company (the “Relocation and Retention Agreement”). Pursuant to the Relocation and Retention Agreement, (i) in consideration of Mr. Shrestha’s relocation of his primary residence to within 30 miles of the Company’s headquarters in Latham, New York no later than December 31, 2024, the Company paid Mr. Shrestha a one-time, contingent relocation payment of $575,000 that he would have been required to repay in full if he failed to relocate to within 30 miles of Latham, New York by December 31, 2024; and (ii) in order to promote Mr. Shrestha’s continued employment and dedication to the Company, Mr. Shrestha received a retention payment of $575,000 (the “Retention Payment”) that is subject to repayment in full or in part if Mr. Shrestha either voluntarily terminates employment without good reason or is involuntarily terminated for cause before May 10, 2028 as set forth in the table below:

Employment Termination Date	Percentage Subject to Repayment
Prior to May 10, 2025	100%
Prior to May 10, 2026	75%
Prior to May 10, 2027	50%
Prior to May 10, 2028	25%

Special Awards Pursuant to New Employment Agreements

In connection with Mr. Fullerton’s acceptance of our offer to serve as the Company’s Chief Operating Officer, Mr. Fullerton received a one-time signing bonus of $275,000, which is subject to repayment in full or part if he resigns from his position, or his employment is terminated for cause or for a reason other than reduction in force before the second anniversary of his start date. If he is employed with the Company for one (1) year or less, he is required to repay the full amount of the signing bonus. If he is employed with the Company for more than one (1) year but less than two (2) years, he is required to repay a prorated portion of the signing bonus.

In connection with Mr. Middleton’s entry into a new employment agreement and agreement to continue to serve as the Company’s Chief Financial Officer, Mr. Middleton received a retention award of 1,302,084 restricted shares of common stock, which vests in three equal annual installments on the first, second and third anniversaries of the grant date.

Additionally, Messrs. Fullerton and Middleton’s 2024 target bonuses were guaranteed pursuant to their respective employment agreements.

Employment Arrangements

The named executive officers are party to employment agreements with the Company that provide for severance benefits upon certain qualifying terminations of employment with the Company. The Compensation Committee considers these severance benefits to be an important part of the executive compensation program and consistent with competitive market practice. Consistent with market practices, the employment agreements do not include change in control-related tax gross-ups. In addition, the award agreements for the stock options granted in 2024 provide for potential accelerated vesting in connection with a change in control transaction. Additional information regarding the employment arrangements with each of our named executive officers, including a quantification of benefits that would have been received by each named executive officer had his employment terminated on December 31, 2024, is provided under “Employment Arrangements” and “Potential Payments upon Termination or Change in Control” below.

Broad-Based Benefits

All full-time employees, including our named executive officers, are eligible to participate in our health and welfare benefit programs, including medical, dental, and vision care coverage, disability insurance and life insurance, and our 401(k) plan on the same basis as other employees.

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide perquisites to our named executive officers, except in situations where we believe it is appropriate to assist an individual in the performance of their duties, to make them more efficient and effective, and for recruitment and retention purposes.

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

Stock Ownership Guidelines

The Company believes it is important for directors and officers to hold Company stock. To that end, the Board has adopted stock ownership guidelines for directors and officers and these guidelines are also considered when granting long-term equity incentive awards to executives. The ownership guidelines provide a target level of Company equity holdings with which directors and officers are expected to comply by the earlier of the five-year anniversary of the date of his or her appointment as a director or officer and the five-year anniversary of the effective date of the stock ownership guidelines. The target stock holdings are determined as a multiple of the director or officer’s base director’s fee or base salary, as applicable, as follows: 5x for all directors and the Chief Executive Officer, 3x for the other named executive officers, and 1x for other Section 16 officers and other vice presidents/officers, and then converted to a fixed number of shares using a 200-day average stock price. The following shares are included in determining compliance with the stock ownership guidelines: (i) shares owned outright by the director or officer or his or her immediate family members residing in the same household; (ii) shares held in the Plug Power Inc. Savings and Retirement Plan; (iii) shares purchased pursuant to the Plug Power Inc. Employee Stock Purchase Plan; (iv) restricted stock issued as part of an executive’s annual or other bonus (whether or not vested); (v) shares acquired upon the exercise of employee stock options; (vi) shares held in trust; and (vii) in the case of a director, shares held by a corporation controlled by that director. As of December 31, 2024, all non-employee directors who have served on the Board for at least five years and officers subject to the stock ownership guidelines, other than Mr. Shrestha, were in compliance with the stock ownership requirements.

Prohibition Against Hedging and Pledging

The Company’s Insider Trading Policy, among other things, prohibits any director, officer, employee or other covered person of the Company from (i) engaging in short sales of the Company’s securities and from trading in puts, calls or options in respect of the Company’s securities; (ii) buying or selling puts, calls or other derivative securities of the Company or engaging in any other hedging transactions with respect to the Company’s securities; (iii) purchasing any securities of the Company with money borrowed from a bank, brokerage firm or other person for the purpose of purchasing securities or using the Company’s securities as collateral in a margin account; (iv) pledging Company securities as collateral for a loan (or modifying an existing pledge); or (v) donating or making any other transfer of Company securities without consideration when the donating employee, director, or executive officer is not permitted to trade, unless the donee agrees not to sell the shares until the donating employee, director, or executive officer is permitted to sell.

Clawback Policy

On November 30, 2023, the Company adopted an updated Compensation Recovery Policy, effective as of October 2, 2023 (the “Clawback Policy”), to comply with applicable Nasdaq Rules. The Clawback Policy provides that if the Company is required to prepare an accounting restatement due to its material non-compliance with any financial reporting requirement, the Company must reasonably promptly recover (subject to certain limited exceptions described in the Clawback Policy and as permitted by the final clawback rules) any cash or equity incentive compensation received by any current or former executive officer during the three fiscal years preceding the date the Company is required to restate its financial statements that is in excess of the amount that would have been received based on the restated financial statements. The recovery of such compensation applies regardless of whether a covered executive engaged in misconduct or otherwise caused or contributed to the requirement to prepare an accounting restatement. The foregoing summary of the Clawback Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Clawback Policy, a copy of which can be found as Exhibit 97 to the Original Form 10-K.

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

Taxation of “Parachute” Payments

Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceed certain prescribed limits, and that the Company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We have not agreed to provide any executive officer, including any named executive officer, or director with a “gross-up” or other reimbursement payment for any tax liability that the executive officer or director might owe as a result of the application of Sections 280G or 4999 of the Code.

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

Accounting for Stock-Based Compensation

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 for our stock-based compensation awards. FASB ASC Topic 718 requires us to measure the compensation expense for all share-based awards made to our employees and non-employee members of our Board, including options to purchase shares of our common stock and other stock awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the executive and director compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from their awards.

Compensation Committee Report

The following report of the Compensation Committee of the Board of Directors will not be deemed incorporated by reference by any general statement incorporating by reference this Amendment No. 1 into any of the Company’s filings under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and will not otherwise be deemed filed under such Acts.

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

The Compensation Committee has reviewed the “Compensation Discussion and Analysis” and discussed it with management. Based on its review and discussions with management, the Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 and the Company’s proxy statement relating to the Company’s 2025 Annual Meeting of Stockholders. This report on executive compensation is provided by the undersigned members of the Compensation Committee of the Board of Directors.

Gary K. Willis (Chair)

Colin Angle

Patrick Joggerst

Gregory Kenausis

George C. McNamee

Compensation Committee Interlocks and Insider Participation

During 2024, Messrs. Willis (Chair), Angle, Joggerst, Kenausis and McNamee served as members of the Compensation Committee. None of the members of our Compensation Committee was an employee or officer of the Company during 2024, a former officer of the Company, or had any other relationships with us requiring disclosure herein. None of our executive officers currently serves or has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as one of our directors or a member of the Compensation Committee.

2024 Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by and paid during the fiscal years indicated for each of our named executive officers:

								Non-Equity
Name and						Stock	Option	Incentive Plan	All Other
Principal						Awards	Awards	Compensation	Compensation
Position	Year	Salary ($)		Bonus ($)		($)(1)	($)(1)	($)(2)	($)		Total ($)
Andrew J. Marsh
President, Chief Executive President	2024	783,654		—		—	1,612,500	—	23,925	(3)	2,240,079
	2023	750,000		—		—	6,485,000	—	17,805		7,252,805
	2022	750,000				—	—	—	16,555		766,555

Sanjay K. Shrestha
President	2024	435,462		1,250,000	(4)	—	806,250	—	19,182	(3)	2,510,894
	2023	400,000		—		—	3,242,500	—	17,805		3,660,305
	2022	400,000		—		—	—	—	16,555		416,555

Paul B. Middleton
Chief Financial Officer and Executive Vice President	2024	444,770		710,000	(5)	2,830,002	806,250	—	20,862	(3)	4,811,884
	2023	400,000		—		—	3,242,500	—	17,805		3,660,305
	2022	400,000		—		—	—	—	16,555		416,555

Dean C. Fullerton
Chief Operating Officer	2024	232,693	(6)	825,000	(7)	—	965,000	—	1,582		2,024,275

Gerard L. Conway, Jr.
General Counsel, Corporate Secretary and Executive Vice President	2024	426,923		110,000	(8)	330,001	806,250	—	22,794	(3)	1,695,968
	2023	400,000		150,000		—	3,242,500	—	17,805		3,810,305
	2022	400,000		—		—	—	—	16,555		416,555
(1)	The amounts reported in this column represent the aggregate grant date fair value of restricted stock and option awards computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting. For additional information on the valuation assumptions with respect to restricted stock and option awards, refer to Note 21 of the Company’s consolidated financial statements in the Original Form 10-K. The values reported for the PSOs represent the grant date fair values of such PSOs based on a Monte Carlo valuation, which equates to the maximum value.
(2)	No bonuses were earned by executives under our annual cash incentive plan in any of the years presented in the table. For more information on the 2024 annual cash incentive plan, see the description of the annual cash incentive bonus plan under “2024 Annual Cash Bonuses” above.
(3)	Represents the Company’s matching contributions on behalf of each of the named executive officers (other than for Mr. Fullerton) to the Plug Power 401(k) savings plan and Company contributions for group term life insurance for each of the named executive officers for the fiscal year ended December 31, 2024.
(4)	Represents (i) a special bonus of $100,000, (ii) a one-time, contingent relocation payment of $575,000 that Mr. Shrestha would have been required to repay in full if he failed to relocate to within 30 miles of Latham, New York by December 31, 2024, and (iii) a retention payment of $575,000, which is subject to repayment in full or in part if Mr. Shrestha either voluntarily terminates employment without good reason or is involuntarily terminated for cause before May 10, 2028. For more information regarding these bonuses, see the description of the bonuses under “Special Awards for Mr. Shrestha” above.
(5)	Represents (i) a retention bonus of $110,000 and (ii) a guaranteed annual bonus for 2024 equal to Mr. Middleton’s target bonus pursuant to the terms of his employment agreement with the Company. For more information regarding these bonuses, see the description of the bonuses under “Retention Awards for Messrs. Middleton and Conway” and “Special Awards Pursuant to New Employment Agreements” above.

(6)	Mr. Fullerton commenced his employment with the Company in August 2024 and the amount reported represents the base salary actually paid to Mr. Fullerton in 2024. Mr. Fullerton’s annual base salary for 2024 was $550,000.
(7)	Represents (i) a signing bonus of $275,000 and (ii) a guaranteed annual bonus for 2024 equal to Mr. Fullerton’s target bonus, in each case pursuant to the terms of Mr. Fullerton’s Employment Agreement with the Company. For more information regarding these bonuses, see the description of the bonuses under “Special Awards Pursuant to New Employment Agreements” above.
(8)	Represents a retention bonus. For more information regarding this bonus, see the description of the bonuses under “Retention Awards for Messrs. Middleton and Conway” above.

Pay Ratio Disclosure

Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (“PEO”). The PEO of our Company is Mr. Marsh.

We identified the median employee using our employee population on December 31, 2024 (including all employees, whether employed on a full-time, part-time, seasonal or temporary basis). We identified the median employee using the amount reported as compensation on the employee’s Form W-2 for the year ended December 31, 2024 for all individuals who were employed by us on December 31, 2024, the last day of our payroll year (whether employed on a full-time, part-time, or seasonal basis). Our median employee compensation for the year ended December 31, 2024 as calculated using Summary Compensation Table requirements was $66,793. Mr. Marsh’s compensation for the year ended December 31, 2024 as reported in the Summary Compensation Table was $2,240,079. Therefore, our Chief Executive Officer pay ratio is approximately 34:1.

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

Grants of Plan-Based Awards

The following table sets forth information concerning the grants of plan-based awards to the Company’s named executive officers during the year ended December 31, 2024.

					Estimated
					Future
					Payouts Under
		Estimated Future			Equity
		Payouts Under Non-Equity			Incentive Plan		All Other
		Incentive Plan Awards(2)			Awards	All Other	Options
						Stock Awards:	Awards:		Exercise or	Grant Date
						Number of	Number of		Base Price of	Fair Value
						Shares of	Securities		Option	of Stock and
	Grant	Threshold	Target	Maximum		Stock or	Underlying		Awards	Option
Name	Date(1)	($)	($)	($)	Target (#)(5)	Units (#)	Options (#)(6)		($/Share)(7)	Awards ($)(8)
Andrew J. Marsh	—	520,000	800,000	1,080,000	—	—	—		—	—
	4/26/2024	—	—	—	750,000	—	—		2.41	1,215,000
	4/26/2024	—	—	—	—	750,000	—		2.41	397,500
Sanjay K. Shrestha	—	325,000	500,000	675,000	—	—	—		—	—
	4/26/2024	—	—	—	375,000	—	—		2.41	607,500
	4/26/2024	—	—	—	—	375,000	—		2.41	198,750
Paul B. Middleton	—	390,000	600,000	810,000	—	—	—		—	—
	4/26/2024	—	—	—	375,000	—	—		2.14	607,500
	4/26/2024	—	—	—	—	375,000	—		2.14	198,750
	5/9/2024	—	—	—	—	—	119,134	(3)	—	330,001
	11/19/2024	—	—	—	—	—	1,302,084	(4)	—	2,500,001
Dean C. Fullerton	—	357,500	550,000	742,500	—	—	—		—	—
	7/31/2024	—	—	—	500,000	—	—		2.47	820,000
	7/31/2024	—	—	—	—	500,000	—		2.47	145,000
Gerard L. Conway, Jr.	—	286,000	440,000	594,000	—	—	—		—	—
	4/26/2024	—	—	—	375,000	—	—		2.41	607,500
	4/26/2024	—	—	—	—	375,000	—		2.41	198,750
	5/9/2024	—	—	—	—	—	119,134	(3)	—	330,001
(1)	Each equity incentive award was approved by our Compensation Committee on the grant date indicated.
(2)	The amounts reported represent the threshold, target and maximum amounts of potential cash payouts under our annual incentive bonus program. No annual incentive bonuses were paid to the named executive officers for 2024.
(3)	The amounts reported represent restricted stock awards granted in 2024. These restricted stock awards vest as follows: 25% of the shares vested immediately upon the grant date, 25% of the shares vested 90 days following the grant date, 25% of the shares vested 180 days following the grant date, and 25% of the shares will vest 360 days following the grant date, subject to the named executive officer’s continued service to us through the applicable vesting date.
(4)	The amount reported represents a restricted stock award granted in 2024, which vests in three equal annual installments on the first, second and third anniversaries of the grant date, subject to the named executive officer’s continued service to us through the applicable vesting date.
(5)

This column shows the number of shares subject to PSOs granted in 2024 to our named executive officers. The PSOs vest in three equal annual installments following the grant date, subject to the named executive officer’s continued service to us through the applicable vesting date. The PSOs were originally eligible to be earned and vest if a stock price hurdle of $7.50 (based on the daily volume weighted average price of the Company’s common stock during any 30 consecutive trading day period during the performance period) was achieved on or before April 30, 2025. On April 21, 2025, the Compensation Committee waived the performance-based vesting requirements for the PSOs issued to Messrs. Marsh, Fullerton and Conway so that the PSOs granted to them remain subject to only time-based vesting requirements. The PSOs granted to Messrs. Shrestha and Middleton were not earned and were forfeited in their entirety in April 2025.

(6)

This column shows the number of shares subject to time-based stock options granted in 2024 to our named executive officers. The time-based stock options vest in three equal annual installments following the grant date, subject to the named executive officer’s continued service to us through the applicable vesting date

(7)	This column shows the per share exercise price for the stock options granted.
(8)	This column represents the aggregate grant date fair value of the stock awards and option awards computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting. For additional information on the valuation assumptions with respect to option awards, refer to Note 21 of the Company’s consolidated financial statements in the Original Form 10-K. These amounts reflect the Company’s accounting expense for these awards, excluding the impact of estimated forfeitures, and do not correspond to the actual value that may be recognized by our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the holdings of stock and option awards by our named executive officers as of December 31, 2024. There were no other stock or option awards held by our named executive officers as of December 31, 2024. For additional information about the awards, see the description of equity incentive compensation in the section titled “Compensation Discussion and Analysis.”

	Option Awards(1)						Stock Awards(1)
				Equity					Market
				Incentive					Value of
				Plan Awards:					Shares
				Number of			Number of		or Units
		Number of	Number of	Securities			Shares or		of Stock
		Securities	Securities	Underlying			Units of		That
		Underlying	Underlying	Unexercised			Stock That		Have
		Unexercised	Unexercised	Unearned	Option	Option	Have Not		Not
	Grant	Options (#)	Options (#)	Options	Exercise	Expiration	Vested		Vested
Name	Date	Exercisable	Unexercisable(2)	(#)(3)(4)	Price($)	Date	(#)		(#)(7)
Andrew J. Marsh
	8/28/18	166,667	—	—	1.96	8/28/28	—		—
	8/19/19	216,667	—	—	2.23	8/19/29	—		—
	8/19/19	216,667	—	—	2.62	8/19/29	—		—
	9/28/20	275,000	—	—	13.20	9/28/30	—		—
	9/28/20	275,000	—	—	15.51	9/28/30	—		—
	9/22/21	1,000,000	—	—	26.92	9/22/28	—		—
	5/18/23	333,333	666,667	—	7.87	5/18/30	—		—
	5/18/23	—	—	500,000	7.87	5/18/30	—		—
	4/26/24	—	750,000	—	2.41	4/26/31	—		—
	4/26/24	—	—	750,000	2.41	4/26/31	—		—
Sanjay K. Shrestha
	5/9/19	100,000	—	—	2.31	5/9/29	—		—
	9/28/20	112,500	—	—	13.20	9/28/30	—		—
	9/28/20	112,500	—	—	15.51	9/28/30	—		—
	9/22/21	422,222	211,111	—	26.92	9/22/28	—		—
	5/18/23	166,667	333,333	—	7.87	5/18/30	—		—
	5/18/23	—	—	250,000	7.87	5/18/30	—		—
	4/26/24	—	375,000	—	2.41	4/26/31	—		—
	4/26/24	—	—	375,000	2.41	4/26/31	—		—
Paul B. Middleton
	8/28/18	66,667	—	—	1.96	8/28/28	—		—
	8/19/19	83,333	—	—	2.23	8/19/29	—		—
	8/19/19	83,333	—	—	2.62	8/19/29	—		—
	9/28/20	100,000	—	—	13.20	9/28/30	—		—
	9/28/20	100,000	—	—	15.51	9/28/30	—		—
	9/22/21	633,333	—	—	26.92	9/22/28	—		—
	5/18/23	166,667	333,333	—	7.87	5/18/30	—		—
	5/18/23	—	—	250,000	7.87	5/18/30	—		—
	4/26/24	—	375,000	—	2.41	4/26/31	—		—
	4/26/24	—	—	375,000	2.41	4/26/31	—		—
	5/19/24	—	—	—	—	—	29,784	(5)	63,440
	11/19/24	—	—	—	—	—	1,302,084	(6)	2,773,439
Dean C. Fullerton
	7/31/24	—	500,000	—	2.47	7/31/34	—		—
	7/31/24	—	—	500,000	2.47	7/31/34	—		—
Gerard L. Conway, Jr.
	8/28/18	66,667	—	—	1.96	8/28/28	—		—
	8/19/19	66,667	—	—	2.23	8/19/29	—		—
	8/19/19	66,667	—	—	2.62	8/19/29	—		—
	9/28/20	87,500	—	—	13.20	9/28/30	—		—
	9/28/20	87,500	—	—	15.51	9/28/30	—		—
	9/22/21	570,000	—	—	26.92	9/22/28	—		—
	5/18/23	166,667	333,333	—	7.87	5/18/30	—		—
	5/18/23	—	—	250,000	7.87	5/18/30	—		—
	4/26/24	—	375,000	—	2.41	4/26/31	—		—
	4/26/24	—	—	375,000	2.41	4/26/31	—		—
	5/19/24	—	—	—	—	—	29,784	(5)	63,440
(1)	All equity awards were granted pursuant to our 2011 Stock Option and Incentive Plan, as amended (the “2011 Plan”), or the 2021 Plan.

(2)	Each time-based stock option vests over a three-year period with one-third (1/3) of the shares subject to the award vesting on each of the first three anniversaries of the grant date, subject to the named executive officer’s continued service to us through the applicable vesting date.
(3)	The PSOs granted to the named executive officers in 2023 vest as follows: (i) up to one-third (1/3) of the shares underlying the PSOs vest and become exercisable on each of the first three anniversaries of the grant date, provided that the volume weighted average price of the Company’s common stock (“VWAP”) equaled or exceeded certain levels; (ii) 33.33% of the shares underlying the PSOs were deemed to have satisfied the performance-based vesting and became eligible to vest over time because the VWAP exceeded $9.84; an additional 33.33% of the shares underlying the options were deemed to have satisfied the performance-based vesting and became eligible to vest over time because the VWAP equaled or exceeded $11.81; and the remaining 33.34% of the shares underlying the options will be deemed to have satisfied the performance-based vesting and will be eligible to vest over time if the VWAP equals or exceeds $13.77; and (iii) the failure to achieve any of the stock price hurdles applicable to a performance stock options during the three-year performance period will result in the applicable shares being forfeited. The shares that were earned based upon achievement of the performance-based hurdles are reported in the two columns to the left.
(4)	The PSOs granted to the named executive officers in 2024 were originally eligible to be earned and vest as follows: if the 30 day VWAP equaled or exceeded $7.50 prior to April 30, 2025, the shares underlying the options would have been earned and become eligible to vest in three equal annual installments on the first, second and third anniversaries of the grant date, subject to the named executive officer’s continued service to us through the applicable vesting date. The stock price hurdle for these PSOs was not achieved and, on April 21, 2025, the Compensation Committee waived the stock price hurdle for the PSOs issued to Messrs. Marsh, Fullerton and Conway in 2024 so that such PSOs remain subject to only time-based vesting requirements.
(5)	These restricted stock awards vest as follows: 25% of the shares vested immediately upon grant, 25% of the shares vested 90 days following the grant date, 25% vested 180 days following the grant date, and 25% of the shares will vest 360 days following the grant date, subject to the named executive officer’s continued service to us through the applicable vesting date.
(6)	This restricted stock award vests in three equal annual installments on the first, second and third anniversaries of the grant date, subject to Mr. Middleton’s continued service to us through the applicable vesting date.
(7)	Represents the market value of the unvested restricted stock awards calculated based on the closing price of our common stock ($2.13) on December 31, 2024, the last business day of fiscal year 2024.

Option Exercises and Stock Vested

There were no stock options exercised by our named executive officers during the year ended December 31, 2024. The following table sets forth information with respect to restricted stock awards held by each of our named executive officers that vested during the year ended December 31, 2024.

	Stock Awards
	Number of Shares	Value Realized on
Name	Acquired on Vesting	Vesting(1)($)
Paul B. Middleton	89,352	212,061
Gerard L. Conway, Jr.	89,352	212,061
(1)	Amounts disclosed in this column were calculated based on the fair market value of the shares on the date of vesting.

Employment Arrangements

The Company and Mr. Marsh are parties to an employment agreement which renews automatically for successive one-year terms unless Mr. Marsh or the Company gives notice to the contrary. Mr. Marsh receives an annual base salary of $800,000 and is eligible to: (i) receive an annual incentive bonus targeted at an amount equal to 100% of his annual base salary; (ii) participate in all savings and retirement plans; and (iii) participate in all benefit plans and executive perquisites. Mr. Marsh’s employment may be terminated by the Company with or without “Cause,” as defined in his employment agreement, or by Mr. Marsh for “Good Reason,” as defined in his employment agreement, or without Good Reason upon written notice of termination to the Company. If Mr. Marsh’s employment is terminated by the Company without Cause, the Company is obligated to pay Mr. Marsh a lump sum equal to the sum of the following amounts: (a) one (1) times annual base salary, and (b) one (1) times the annual incentive bonus for the immediately preceding fiscal year.

In addition, as of the date of termination, any restricted stock, stock options and other stock awards held by Mr. Marsh will accelerate and vest as if he had remained an employee for an additional twelve (12) months following the date of termination. Further, subject to Mr. Marsh’s copayment of premium amounts at the active employees’ rate, Mr. Marsh will be eligible to continue to participate in the Company’s group health, dental, vision and life insurance programs for twelve (12) months following his termination. The agreement also provides that if, within twelve (12) months after a “Change in Control,” as defined in his employment agreement, the Company terminates Mr. Marsh’s employment without Cause or Mr. Marsh terminates his employment for Good Reason, then he is entitled to:

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

The Company and Messrs. Shrestha, Middleton, Fullerton and Conway are each parties to an employment agreement with the Company pursuant to which, if the executive’s employment is terminated by the Company without “Cause,” as defined in the applicable employment agreement (and, in the case of Mr. Middleton, his employment is terminated due to the natural conclusion of the initial two-year term of his employment agreement without mutual agreement to extend the term for an additional year (the “Extended Term”) or his employment is terminated at the natural conclusion of the Extended Term without mutual agreement to enter into a subsequent additional one-year period), the Company is obligated to pay the executive a lump sum amount equal to one (1) times or, in the case of Mr. Shrestha, 0.5 times, his annual base salary. In addition, as of the date of termination, all vested stock options held by the executive will be exercisable for twelve (12) months following the termination date. Further, for Mr. Conway, subject to the executive’s copayment of premium amounts at the active employees’ rate, the Company is required to continue paying its share of the premiums for the executive’s participation in the Company’s group health plans for twelve (12) months following his termination. In the case of Messrs. Shrestha, Middleton and Fullerton, they are entitled to have their group health insurance extend through the end of the month in which the date of termination occurs and the Company will either provide a lump sum payment or a monthly subsidy equal to twelve (12) times the Company’s share of the monthly health insurance premium for the health insurance plan applicable on the date of termination.

The employment agreements also provide that if, within twelve (12) months after a “Change in Control,” as defined in the applicable employment agreement, the Company terminates such executive’s employment without Cause or the executive terminates his employment for “Good Reason,” as defined in the applicable employment agreement, then such executive shall be entitled to: (i) receive a lump sum payment equal to 100% of, or in the case of Mr. Shrestha 50% of, the sum of (i) his average annual base salary over the three (3) fiscal years immediately prior to the Change in Control (or the executive’s annual base salary in effect immediately prior to the Change in Control, if higher) and his average annual bonus over the three (3) fiscal years prior to the Change in Control (or the executive’s annual bonus in effect immediately prior to the Change in Control, if higher), (ii) accelerated vesting of his stock options and other stock-based awards that would have vested had he remained an active employee for twelve (12) months following his termination, (iii) subject to the executive’s copayment of premium amounts at the active employees’ rate, continued payment by the Company of its share of the premiums for the executive’s participation in the Company’s group health plans for twelve (12) months following the date of termination for Mr. Conway or, in the case of Messrs. Shrestha, Middleton and Fullerton, they are entitled to have their group health insurance extend through the end of the month in which the date of termination occurs and the Company will either provide a lump sum payment or monthly subsidy equal to twelve (12) times the Company’s share of the monthly health insurance premium for the health insurance plan applicable on the date of termination, and (iv) all reasonable legal and arbitration fees and expenses incurred in obtaining or enforcing any right or benefit under the executive’s employment agreement except in cases involving frivolous or bad faith litigation.

Pursuant to the award agreements for the PSOs granted to the named executive officers, if a Sale Event occurs, the number of shares earned will be determined as of immediately prior to the sale event based on the sale price in the transaction. If the PSOs are not assumed, substituted or continued by the Company or its successor entity, and any earned shares underlying the PSOs will accelerate and vest as of immediately prior to the Sale Event. If the PSOs are assumed, substituted or continued in a Sale Event, the earned shares will vest on the earlier of (x) the original time-based vesting date and (y) the termination of the named executive officer’s service relationship by the Company or its successor without “Cause” or by the named executive officer for “Good Reason” (each, as defined in the applicable award agreement).

Potential Payments Upon Termination or Change in Control

Messrs. Marsh, Shrestha, Middleton, Fullerton and Conway are parties to employment agreements with the Company that provide for potential payment and benefits upon certain qualifying terminations of employment as discussed above in “Employment Arrangements.” In addition, the award agreements for the PSOs granted to each named executive officer provide for potential acceleration of vesting in connection with a Sale Event, as also described above in “Employment Arrangements.”

Severance payments and benefits under the employment agreements are subject to the executive signing a general release of claims in a form and manner satisfactory to the Company and such release becoming effective. An executive is not entitled to receive any such payment or benefits in the event he breaches the Employee Patent, Confidential Information and Non-Compete Agreement referenced in the executive’s respective employment agreement or any non-compete, non-solicit or non-disclosure covenants in any agreement between the Company and such executive. We agreed to provide severance payments to such executives in these circumstances based on our negotiations with each of our executives at the time he joined our Company, or as negotiated subsequent to hiring, and in order to provide a total compensation package that we believe to be competitive. Additionally, we believe that providing severance upon a termination of employment without Cause can help to encourage our executives to take the risks that we believe are necessary for our Company to succeed and also recognize the longer hiring process typically involved in hiring a senior executive. If Mr. Marsh had been terminated without Cause on December 31, 2024 and such termination was not within twelve (12) months following a Change in Control, the approximate value of the severance package, including, as described above in “Employment Arrangements,” salary, benefits and accelerated vesting of equity awards, under his employment agreement would have been $926,330. If Messrs. Shrestha, Middleton, Fullerton or Conway, had been terminated without Cause on December 31, 2024 and such termination was not within twelve (12) months following a Change in Control, the approximate value of the severance packages, including, as described above in “Employment Arrangements,” salary, benefits and accelerated vesting of equity awards, under the respective employment agreement for such named executive officer would have been as follows: Mr. Shrestha — $339,467, Mr. Middleton — $698,542, Mr. Fullerton — $567,815 and Mr. Conway — $526,664.

Messrs. Marsh, Shrestha, Middleton, Fullerton and Conway are parties to employment agreements with the Company, respectively, that provide for a potential payment upon a termination of employment by the Company without Cause or a resignation by the executive for Good Reason within twelve (12) months following a Change in Control, as described above in “Employment Arrangements.” Such payments by the Company to any of the executives are subject to the executive signing a general release of claims in a form and manner satisfactory to the Company and the effectiveness of such release. An executive is not entitled to receive any such payment in the event he breaches the Employee Patent, Confidential Information and Non-Compete Agreement referenced in each executive’s respective employment agreement or any non-compete, non-solicit or non-disclosure covenants in any agreement between the Company and such executive.

We agreed to provide payments to these executives in these circumstances in order to provide a total compensation package that we believe to be competitive. Additionally, the primary purpose of our equity-based incentive awards is to align the interests of our executives and our stockholders and provide our executives with strong incentives to increase stockholder value over time. As change in control transactions typically represent events where our stockholders are realizing value for their equity interests in our Company, we believe it is appropriate for our executives to share in this realization of stockholder value, particularly where their employment is terminated in connection with the change in control transaction. We believe that this will also help to better align the interests of our executives with our stockholders in pursuing and engaging in these transactions.

If a Change in Control had occurred on December 31, 2024 and on that date the employment of Mr. Marsh, Mr. Shrestha, Mr. Middleton, Mr. Fullerton and Mr. Conway had been terminated by the Company without Cause or the executive had resigned for Good Reason, the value of the of the severance packages, including, as mentioned above in “Employment Arrangements,” salary, benefits and accelerated vesting of equity awards, under the employment agreements and PSOs awards for each such named executive officer would have been as follows: Mr. Marsh — $3,101,138, Mr. Shrestha — $393,493, Mr. Middleton — $3,575,984, Mr. Fullerton — $562,527 and Mr. Conway — $643,744. The employment agreements provide for a modified cutback such that, any payments or benefits payable under the employment agreements or otherwise would be subject to the excise tax imposed by Section 4999 of the Code, the executive will receive the greater after-tax amount of either: (i) the full payment or (ii) a reduced payment that does not give rise to the excise tax imposed by Section 4999 of the Code. The foregoing numbers do not reflect any cutback. None of the executives are entitled to any tax gross- up payments related to severance payments or otherwise.

DIRECTOR COMPENSATION

The Compensation Committee periodically reviews the Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) to ensure that the compensation paid to non-employee directors aligns the directors’ interests with the long-term interests of the stockholders and that the structure of the compensation is simple, transparent, and easy for stockholders to understand. The Compensation Committee also considers whether the Director Compensation Plan fairly compensates the Company’s directors when considering the workload and commitment required in a company of the size, scope and complexity of Plug Power, and considers general market compensation levels for directors to determine whether our director compensation is reasonable and competitive to attract highly qualified and talented individuals to serve on our Board. Employee directors do not receive additional compensation for their services as directors. The Company reimburses all reasonable out-of-pocket expenses incurred by directors for their attendance at meetings of our Board or any committee thereof.

Pursuant to the Director Compensation Plan, upon initial election or appointment to the Board, each non-employee director receives an initial, one-time award of a non-qualified stock option to purchase a number of shares equal to $225,000 divided by the closing price of our common stock on the grant date, with an exercise price equal to the fair market value of our common stock on the grant date, that vests in full on the first anniversary of the grant date, subject to continued service through such date. The initial award expires ten (10) years from the grant date. Notwithstanding the foregoing, all shares of our common stock subject to such non-qualified stock option will become fully vested and exercisable, subject to the non-employee director’s continued service relationship through the consummation of a “Sale Event,” as defined in the 2021 Plan, immediately prior to the consummation of such Sale Event. In addition, pursuant to the Director Compensation Plan, each year of a non-employee director’s tenure, a director (other than any director receiving an initial award upon initial election or appointment to the Board) receives an equity grant comprised of (i) a non-qualified stock option to purchase a number of shares equal to $112,500 divided by the closing price of our common stock on the date of the grant and (ii) a number of shares of restricted common stock equal to $112,500 divided by the closing price of our common stock on the grant date. The stock option portion of the grant expires ten (10) years from the grant date and has an exercise price equal to the fair market value of our common stock on the grant date. The annual stock option and restricted common stock awards vest in full upon the earlier of the first anniversary of the grant date or the date of the next annual meeting which is at least fifty (50) weeks after the immediately preceding year’s annual meeting, subject to continued service through such date. Notwithstanding the foregoing, all such shares of restricted common stock and stock options will become fully vested, subject to the non-employee director’s continued service relationship through the consummation of a Sale Event, immediately prior to the consummation of such Sale Event.

During the fiscal year ended December 31, 2024, the Chairman of the Board received a $125,000 annual retainer for service as Chairman of the Board, other Board members received a $60,000 annual retainer for service on the Board and committee members received annual retainers for their service on committees of the Board in accordance with the following table:

Committees	Chair ($)	Member ($)
Audit Committee	25,000	20,000
Compensation Committee	20,000	10,000
Corporate Governance and Nominating Committee	15,000	10,000
Strategy and Financing Committee (formerly Merger & Acquisition / Strategy Committee)	15,000	10,000
Regulatory Affairs Committee	15,000	10,000

The total amount of the annual retainer is paid in a combination of 50% cash and 50% in shares of the Company’s common stock, provided that directors may elect to receive a greater portion (up to 100%) of the total retainer in common stock. At the discretion of the Compensation Committee, directors may elect to receive up to 80% of their annual retainer in cash. All common stock issued for the annual retainers is fully vested at the time of issuance and is valued at its fair market value on the date of issuance.

Non-Employee Director Compensation Table

The following table shows the compensation received or earned by each of our non-employee directors in the fiscal year ended December 31, 2024. Mr. Marsh, who is our President and Chief Executive Officer, did not receive any additional compensation for his service as a director. The compensation received by Mr. Marsh, as an employee, is presented in “Executive Compensation — 2024 Summary Compensation Table” above.

	Fees Earned or	Stock	Option	All Other
Name	Paid in Cash(1)($)	Awards(2)($)	Awards(3)($)	Compensation($)	Total($)
Colin Angle(4)	25,576	—	167,987	—	193,563
Mark J. Bonney(5)	95,000	112,500	82,599	—	290,099
Maureen O. Helmer	110,000	112,500	82,599	—	305,099
Patrick Joggerst	80,000	112,500	82,599	—	275,099
Gregory L. Kenausis	105,004	112,500	82,599	—	300,103
Kavita Mahtani	90,000	112,500	82,599	—	285,099
George C. McNamee(6)	205,000	112,500	82,599	—	400,099
Kyungyeol Song(7)	—	—	—	—	—
Gary K. Willis	130,000	112,500	82,599	—	325,099
(1)	Each of the following non-employee directors elected to receive all or a portion of their annual retainers in common stock in lieu of cash in the following amounts: Colin Angle ($12,788), Mark J. Bonney ($95,000), Maureen O. Helmer ($110,000), Patrick Joggerst ($80,000), Gregory L. Kenausis ($78,752), Kavita Mahtani ($90,000), George C. McNamee ($128,126), and Gary K. Willis ($130,000).
(2)	This column represents the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting. Fair value is calculated using the closing price of our common stock on the date of grant. Stock awards granted to directors as part of their annual retainer are fully vested upon grant and annual restricted stock awards made to directors vest in full on the first anniversary of the grant date. For additional information on stock awards, refer to Note 21 of the Company’s consolidated financial statements in the Original Form 10-K. These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be recognized by the non-employee directors. As of December 31, 2024, the following non-employee directors each held 37,375 shares of restricted stock: Maureen O Helmer, Gregory L. Kenausis, Kavita Mahtani, George C. McNamee, Mark J. Bonney, Patrick Joggerst and Gary K. Willis. Colin Angle did not hold any shares of restricted stock as of December 31, 2024.
(3)	This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting. For additional information on the valuation assumptions with respect to option awards, refer to Note 21 of the Company’s consolidated financial statements in the Original Form 10-K. These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be recognized by the non-employee directors. As of December 31, 2024, the following non-employee directors held options to purchase the following number of shares of common stock: Colin Angle (101,810), Mark J. Bonney (57,923), Maureen O. Helmer (100,658), Patrick Joggerst (57,923), Gregory L. Kenausis (140,658), Kavita Mahtani (65,044), George C. McNamee (149,622), and Gary K. Willis (219,622).
(4)	Fees earned in cash by Mr. Bonney were paid to On Board Advisors, LLC, Mr. Bonney’s consulting firm.
(5)	Effective August 16, 2024, Mr. Angle was appointed to the Board.
(6)	In addition to compensation for his services as a director of the Company, Mr. McNamee received $12,500 per quarter for his services on the board of directors of HyVia, which is the Company’s joint venture with Renault SAS.
(7)	Effective August 2, 2024, Mr. Song resigned from the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF SECURITIES

The following table sets forth information regarding the beneficial ownership of our common stock as of April 25, 2025:

all persons known by us to have beneficially owned 5% or more of our common stock;

each director of the Company;

the named executive officers; and

all current executive officers, directors, and nominees as a group.

The beneficial ownership of the stockholders listed below is based on publicly available information and from representations of such stockholders.

	Shares Beneficially Owned(2)
		Percentage
Name and Address of Beneficial Owner(1)	Number	(%)
Norges Bank (Central Bank of Norway)(3)	87,963,025	8.60%
Grove Energy Capital LLC(4)	54,966,188	5.37%
The Vanguard Group(5)	53,987,285	5.28%
BlackRock, Inc.(6)	51,301,020	5.02%
Andrew J. Marsh(7)	3,618,706	*
Sanjay K. Shrestha(8)	1,427,062	*
Paul B. Middleton(9)	2,989,525	*
Dean C. Fullerton	10,481	*
Gerard L. Conway, Jr.(10)	1,592,762	*
Colin M. Angle	13,309	*
Mark J. Bonney (11)	155,707	*
Maureen O. Helmer(12)	351,474	*
Patrick Joggerst (13)	146,170	*
Gregory L. Kenausis (14)	494,437	*
Kavita Mahtani (15)	182,225	*
George C. McNamee(16)	1,165,923	*
Gary K. Willis(17)	781,188	*
All current executive officers and directors as a group (15 persons)(18)(19)	14,910,399	1.46%
*	Represents less than 1% of the outstanding shares of our common stock.
(1)	Unless otherwise indicated, we believe that each stockholder named in the table above has sole voting and investment power with respect to all shares beneficially owned by them. Unless otherwise indicated by footnote, the mailing address for each stockholder is c/o Plug Power Inc. 125 Vista Boulevard, Slingerlands, New York 12159.
(2)	The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC and includes voting or investment power with respect to securities. Under Rule 13d-3 under the Exchange Act, beneficial ownership includes any shares to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days of March 31, 2024, through the exercise of any warrant, stock option or other right. The inclusion in this table of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The number of shares of our common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options, warrants or other rights held by such person that are exercisable within 60 days of March 31, 2024 but excludes shares of common stock underlying options, warrants or other rights held by any other person. Percentage of beneficial ownership is based on 1,022,914,821 shares of common stock outstanding as of April 25, 2025. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of common stock beneficially owned by the stockholder.

(3)	Information is based on a Schedule 13D/A filed with the SEC on October 10, 2024. Norges Bank (Central Bank of Norway) reported sole voting power over 69,679,769 and sole dispositive power over 31,752,862. The address of the principal business office of Norges Bank (Central Bank of Norway) is Bankplassen 2, PO Box 1170 Sentrum, NO 0107 Oslo, Norway.
(4)	Information is based on a Schedule 13D/A filed with the SEC on November 6, 2024. Grove Energy Capital LLC (“Grove Energy”) is owned by Plutus Capital NY, Inc., a Delaware corporation (“Plutus”), and PNES Investments, LLC, a Delaware limited liability company (“PNES”). Plutus is wholly-owned by SK Holdings, Co., Ltd., a company organized under the laws of the Republic of Korea, and PNES is wholly-owned by PassKey, Inc., a Delaware corporation (“PassKey”). PassKey is wholly owned by SK E&S Americas, Inc., a Delaware corporation (“SK E&S Americas”). SK E&S Americas is wholly-owned by SK E&S Co., Ltd., a company organized under the laws of the Republic of Korea. 90% of the issued and outstanding common stock of SK E&S Co., Ltd. is owned by SK Inc. (formerly known as SK Holdings Co., Ltd.), a company organized under the laws of the Republic of Korea. The address of the principal business office of Grove Energy Capital LLC is 55 East 59th Street, 11th Floor, New York, NY 10022.
(5)	Information is based on a Schedule 13G/A filed with the SEC on February 13, 2024. The Vanguard Group reported shared voting power over 183,653 shares of common stock, sole dispositive power over 53,224,763 shares of common stock and shared dispositive power over 762,522 shares of common stock. The address of the principal business office of The Vanguard Group is 100 Vanguard Blvd, Malvern, PA 19355.
(6)	Information is based on a Schedule 13G/A filed with the SEC on January 25, 2024. BlackRock, Inc. reported sole voting power over 50,065,374 shares of common stock and sole dispositive power over 51,301,020 shares of common stock. The address of the principal business office of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.
(7)	Includes 2,733,334 shares of common stock issuable upon exercise of outstanding options, of which 250,000 become exercisable within 60 days of April 25, 2025.
(8)	Includes 1,249,999 shares of common stock issuable upon exercise of outstanding options, of which 125,000 become exercisable within 60 days of April 25, 2025.
(9)	Includes 1,358,333 shares of common stock issuable upon exercise of outstanding options, of which 125,000 become exercisable within 60 days of April 25, 2025.
(10)	Includes 1,236,668 shares of common stock issuable upon exercise of outstanding options, of which 125,000 become exercisable within 60 days of April 25, 2025.
(11)	Includes 57,923 shares of common stock issuable upon exercise of outstanding options, of which 37,375 become exercisable within 60 days of April 25, 2025.
(12)	Includes 100,658 shares of common stock issuable upon exercise of outstanding options, of which 37,375 become exercisable within 60 days of April 25, 2025.
(13)	Includes 57,923 shares of common stock issuable upon exercise of outstanding options, of which 37,375 become exercisable within 60 days of April 25, 2025.
(14)	Includes 140,658 shares of common stock issuable upon exercise of outstanding options, of which 37,375 become exercisable within 60 days of April 25, 2025.
(15)	Includes 65,044 shares of common stock issuable upon exercise of outstanding options, of which 37,375 become exercisable within 60 days of April 25, 2025.
(16)	Includes 149,622 shares of common stock issuable upon exercise of outstanding options, of which 37,375 become exercisable within 60 days of April 25, 2025. 300,000 shares of common stock are held by a family trust, 191 shares of common stock are owned by Mr. McNamee’s spouse, and 315 shares of common stock are owned by Mr. McNamee’s children.
(17)	Includes 219,622 shares of common stock issuable upon exercise of outstanding options, of which 37,375 become exercisable within 60 days of April 25, 2025.
(18)	Includes 8,544,002 shares of common stock issuable upon exercise of outstanding options, of which 1,078,292 become exercisable within 60 days of April 25, 2025.
(19)	Consists of the shares of common stock reflected in notes (7) through (17) and includes shares of common stock beneficially owned by Martin D. Hull and Jose Luise Crespo, who are executive officers but were not named executive officers in the last fiscal year.

Grove Energy, SK Holdings Co., Ltd. and SK E&S Americas are parties to an Investor Agreement with the Company pursuant to which Grove Energy is entitled to designate one person (the “SK Designee”) to be appointed to the Board of Directors of the Company at annual stockholder meetings until the earliest of (i) the date on which Grove Energy and affiliates beneficially own less than 4.0% of the Company’s issued and outstanding common stock, and (ii) expiration or termination of the definitive joint venture agreement between the Company and SK E&S Co., Ltd. As of the date of this Amendment No. 1, Grove Energy has not appointed a new SK Designee to replace the former SK Designee on the Board.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Related Party Transaction Policy

The Board has adopted a written related party transaction policy that requires the Company’s General Counsel, together with outside counsel as necessary, to evaluate potential transactions in which the Company is a participant and in which a related party or an affiliate of a related party has an interest prior to the Company entering into any such transaction to determine whether such contemplated transaction requires the approval of the Board, the Audit Committee, both or neither. The policy defines a “related party” as: (i) the Company’s directors or executive officers, (ii) the Company’s director nominees, (iii) security holders known to the Company to beneficially own more than 5% of any class of the Company’s voting securities, or (iv) the immediate family members of any of the persons listed in items (i) – (iii).

Other than as otherwise disclosed herein, since January 1, 2024, there was no transaction or series of similar transactions to which the Company was or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related party had or will have a direct or indirect material interest.

Director Independence

As a result of our common stock being listed on Nasdaq, we must comply with the applicable rules of such exchange in determining whether a director is independent. We have determined that each of Messes. Helmer and Mahtani, Dr. Kenausis and Messrs. Bonney, McNamee, Joggerst, Angle and Willis qualifies as “independent” as defined under applicable SEC rules and Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services

FEES FOR SERVICES RENDERED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table presents fees for professional and other services rendered by Deloitte & Touche LLP (Rochester, New York; PCAOB ID No. 34) for the fiscal years ended December 31, 2023 and December 31, 2024:

	2024	2023
Audit Fees	$5,200,345	$5,397,650
Audit-Related Fees	$413,986	$403,307
Tax Fees	$34,977	$87,553
All Other Fees	2,046	1,895
Total	$5,651,354	$5,890,405

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

The Audit Committee pre-approved all audit and audit-related services provided to the Company by Deloitte & Touche LLP for the fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules

15(a)(1) Financial Statements

All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Original Form 10-K.

15(a)(2) Financial Statement Schedules

All financial statement schedules are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Original Form 10-K.

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

Exhibit No.	Description

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

4.9	Form of 7.00% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on March 26, 2024 and incorporated by reference herein)

4.10	Convertible Debenture dated November 12, 2024 (filed as Exhibit 4.10 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 3, 2025 and incorporated by reference herein)

10.1#	2023 Employee Stock Purchase Plan (filed as Appendix B to Plug Power Inc.’s Schedule 14A Proxy Statement filed on May 16, 2023 and incorporated by reference herein)

10.2#	Form of Director Indemnification Agreement (filed as Exhibit 10.2 to Plug Power Inc.’s Annual Report on Form 10-K filed on May 14, 2021 and incorporated by reference herein)

10.3#	Form of Officer Indemnification Agreement (filed as Exhibit 10.3 to Plug Power Inc.’s Annual Report on Form 10-K filed on May 14, 2021 and incorporated by reference herein)

Exhibit No.	Description

10.4#

Employment Agreement, dated as of April 7, 2008, between Andrew Marsh and Plug Power Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 7, 2008 and incorporated by reference herein)

10.5#

Executive Employment Agreement, dated as of May 5, 2008, between Gerard L. Conway, Jr. and Plug Power Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2008 and incorporated by reference herein)

10.6#

Executive Employment Agreement, dated as of September 10, 2018, between Timothy Cortes and Plug Power Inc. (filed as Exhibit 10.6 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 3, 2025 and incorporated by reference herein)

10.7#

Executive Employment Agreement, dated as of November 19, 2024, between Paul B. Middleton and Plug Power Inc. (filed as Exhibit 10.7 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 3, 2025 and incorporated by reference herein)

10.8#

Executive Employment Agreement, dated as of April 16, 2019, between Sanjay Shrestha and Plug Power Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2022 and incorporated by reference herein)

10.9#

Relocation and Retention Agreement, dated as of May 10, 2024, between Sanjay Shrestha and Plug Power Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2024 and incorporated by reference herein)

10.10#

Executive Employment Agreement, dated as of December 28, 2021, between Jose Luis Crespo and Plug Power Inc. (filed as Exhibit 10.8 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 1, 2022 and incorporated by reference herein)

10.11#

Executive Employment Agreement, dated as of July 29, 2024, between Dean Fullerton and Plug Power Inc. (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on August 2, 2024 and incorporated by reference herein)

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

Exhibit No.	Description

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

19.1	Plug Power Inc. Insider Trading Policy (filed as Exhibit 19.1 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 3, 2025 and incorporated by reference herein)

21.1	List of Subsidiaries of Plug Power Inc. (filed as Exhibit 21.1 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 3, 2025 and incorporated by reference herein)

24.1	Power of Attorney (incorporated by reference to the signature page of the Annual Report on Form 10-K filed on March 3, 2025)

31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 3, 2025 and incorporated by reference herein)

31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed as Exhibit 31.2 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 3, 2025 and incorporated by reference herein)

31.3*

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2024

31.4*

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2024

32.1

Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed as Exhibit 32.1 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 3, 2025 and incorporated by reference herein)

Exhibit No.	Description

32.2

Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed as Exhibit 32.2 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 3, 2025 and incorporated by reference herein)

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
Chief Executive Officer and Director

Date: April 30, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANDREW MARSH	President, Chief Executive Officer and Director	April 30, 2025
Andrew Marsh	(Principal Executive Officer)

/s/ PAUL B. MIDDLETON	Chief Financial Officer	April 30, 2025
Paul B. Middleton	(Principal Financial Officer)

/s/ MARTIN D. HULL	Controller & Chief Accounting Officer	April 30, 2025
Martin D. Hull	(Principal Accounting Officer)

/s/ COLIN ANGLE	Director	April 30, 2025
Colin Angle

/s/ MARK J. BONNEY	Director	April 30, 2025
Mark J. Bonney

/s/ MAUREEN O. HELMER	Director	April 30, 2025
Maureen O. Helmer

/s/ PATRICK JOGGERST	Director	April 30, 2025
Patrick Joggerst

/s/ GREGORY L. KENAUSIS	Director	April 30, 2025
Gregory L. Kenausis

/s/ KAVITA MAHTANI	Director	April 30, 2025
Kavita Mahtani

/s/ GEORGE C. MCNAMEE	Director	April 30, 2025
George C. McNamee

/s/ GARY K. WILLIS	Director	April 30, 2025
Gary K. Willis