Form 10-Q
period 2025-03-31
PLUG POWER INC
filed 2025-05-12
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

The number of shares of common stock, par value of $.01 per share, outstanding as of May 6, 2025 was 1,078,344,508 shares.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$295,844	$205,693
Restricted cash	196,059	198,008
Accounts receivable, net of allowance of $37,753 as of March 31, 2025 and $37,712 as of December 31, 2024	144,953	157,244
Inventory, net	693,472	682,642
Contract assets	91,518	94,052
Prepaid expenses, tax credits, and other current assets	112,068	139,845
Total current assets	1,533,914	1,477,484

Restricted cash	584,708	637,008
Property, plant, and equipment, net	879,850	866,329
Right of use assets related to finance leases, net	50,720	51,822
Right of use assets related to operating leases, net	216,463	218,081
Equipment related to power purchase agreements and fuel delivered to customers, net	151,282	144,072
Contract assets	23,842	23,963
Intangible assets, net	82,777	84,660
Investments in non-consolidated entities and non-marketable equity securities	85,095	85,494
Other assets	24,755	13,933
Total assets(A)	$3,633,406	$3,602,846

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$191,611	$180,966
Accrued expenses	128,857	103,145
Deferred revenue and other contract liabilities	137,566	144,093
Operating lease liabilities	75,475	71,250
Finance lease liabilities	14,094	12,802
Finance obligations	83,015	83,129
Current portion of convertible debt instruments, net	58,384	58,273
Current portion of long-term debt	941	946
Contingent consideration, loss accrual for service contracts, and other current liabilities	98,442	93,885
Total current liabilities	788,385	748,489

Deferred revenue and other contract liabilities	43,362	58,532
Operating lease liabilities	231,023	242,148
Finance lease liabilities	19,086	22,778
Finance obligations	247,733	264,318
Convertible debt instruments, net (of which $108,650 are measured at fair value as of March 31, 2025 and $173,150 measured at fair value as of December 31, 2024)	255,277	321,060
Long-term debt	1,697	1,932
Contingent consideration, loss accrual for service contracts, and other liabilities	114,256	135,833
Total liabilities(A)	1,700,819	1,795,090

Stockholders’ equity:
Common stock, $.01 par value per share; 1,500,000,000 shares authorized; Issued (including shares in treasury): 997,610,738 as of March 31, 2025 and 934,126,897 as of December 31, 2024	9,977	9,342
Additional paid-in capital	8,752,399	8,430,537
Accumulated other comprehensive loss	(5,231)	(2,502)
Accumulated deficit	(6,791,101)	(6,594,445)
Less common stock in treasury: 20,257,070 as of March 31, 2025 and 20,230,043 as of December 31, 2024	(108,844)	(108,795)
Total Plug Power Inc. stockholders’ equity	1,857,200	1,734,137
Non-controlling interest(A)	75,387	73,619
Total stockholders’ equity	1,932,587	1,807,756
Total liabilities and stockholders’ equity	$3,633,406	$3,602,846

(A)	Includes balances associated with a consolidated variable interest entity (“VIE”), including amounts reflected in “total assets” that can only be used to settle obligations of the VIE of $156,341 and $148,605 as of March 31, 2025 and December 31, 2024, respectively, as well as liabilities of the VIE reflected within “total liabilities” for which creditors do not have recourse to the general credit of Plug Power Inc. of $5,566 and $1,367 as of March 31, 2025 and December 31, 2024, respectively. Refer to Note 20, “Variable Interest Entities”, for additional information.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Net revenue:
Sales of equipment, related infrastructure and other	$63,506	$68,295
Services performed on fuel cell systems and related infrastructure	16,874	13,023
Power purchase agreements	23,210	18,304
Fuel delivered to customers and related equipment	29,457	18,286
Other	627	2,356
Net revenue	133,674	120,264
Cost of revenue:
Sales of equipment, related infrastructure and other	74,556	135,125
Services performed on fuel cell systems and related infrastructure	14,462	12,957
Provision for loss contracts related to service	8,888	15,745
Power purchase agreements	49,932	55,228
Fuel delivered to customers and related equipment	59,354	58,573
Other	343	1,711
Total cost of revenue	207,535	279,339

Gross loss	(73,861)	(159,075)

Operating expenses:
Research and development	17,357	25,280
Selling, general and administrative	80,839	77,959
Restructuring	17,154	6,011
Impairment	1,064	284
Change in fair value of contingent consideration	(11,819)	(9,200)
Total operating expenses	104,595	100,334

Operating loss	(178,456)	(259,409)

Interest income	5,153	9,277
Interest expense	(11,486)	(11,325)
Other income/(expense), net	1,290	(6,996)
Loss on extinguishment of convertible debt instruments and debt	(3,652)	(14,047)
Change in fair value of convertible debenture	(7,338)	—
Loss on equity method investments	(2,370)	(13,113)

Loss before income taxes	$(196,859)	$(295,613)

Income tax expense	—	(163)

Net loss	$(196,859)	$(295,776)

Net loss attributable to non-controlling interest	(203)	—

Net loss attributable to Plug Power Inc.	$(196,656)	$(295,776)

Net loss per share attributable to Plug Power Inc.:
Basic and diluted	$(0.21)	$(0.46)

Weighted average number of common stock outstanding	945,767,987	641,256,134

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Net loss	$(196,859)	$(295,776)
Other comprehensive loss:
Foreign currency translation loss	(2,729)	(2,276)
Comprehensive loss, net of tax	$(199,588)	$(298,052)
Less: comprehensive loss attributable to non-controlling interest	(203)	—
Total comprehensive loss attributable to Plug Power Inc.	$(199,385)	$(298,052)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated				Total
			Additional	Other				Plug Power		Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’	Non-controlling	Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Shares	Amount	Deficit	Equity	Interests	Equity
December 31, 2024	934,126,897	$9,342	$8,430,537	$(2,502)	20,230,043	$(108,795)	$(6,594,445)	$1,734,137	$73,619	$1,807,756
Net loss	—	—	—	—	—	—	(196,656)	(196,656)	(203)	(196,859)
Other comprehensive loss	—	—	—	(2,729)	—	—	—	(2,729)	—	(2,729)
Stock-based compensation	1,545,763	15	11,072	—	—	—	—	11,087	—	11,087
Public offerings, common stock, net of issuance costs	51,654,177	517	275,536	—	—	—	—	276,053	—	276,053
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	(157,005)	(2)	2	—	—	—	—	—	—	—
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	27,027	(49)	—	(49)	—	(49)
Provision for common stock warrants	—	—	7,049	—	—	—	—	7,049	—	7,049
Additional paid-in capital due to contributions to consolidated VIE	—	—	(1,971)	—	—	—	—	(1,971)	1,971	—
Principal payment of convertible debenture settled in common stock	10,440,906	105	30,174	—	—	—	—	30,279	—	30,279
March 31, 2025	997,610,738	$9,977	$8,752,399	$(5,231)	20,257,070	$(108,844)	$(6,791,101)	$1,857,200	$75,387	$1,932,587

December 31, 2023	625,305,025	$6,254	$7,494,685	$(6,802)	19,169,366	$(106,268)	$(4,489,744)	$2,898,125	$—	$2,898,125
Net loss	—	—	—	—	—	—	(295,776)	(295,776)	—	(295,776)
Other comprehensive loss	—	—	—	(2,276)	—	—	—	(2,276)	—	(2,276)
Stock-based compensation	923,027	9	13,695	—	—	—	—	13,704	—	13,704
Public offerings, common stock, net of issuance costs	79,553,175	796	304,550	—	—	—	—	305,346	—	305,346
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	(176,678)	(2)	43	—	—	—	—	41	—	41
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	72,849	(278)	—	(278)	—	(278)
Provision for common stock warrants	—	—	10,236	—	—	—	—	10,236	—	10,236
March 31, 2024	705,604,549	$7,057	$7,823,209	$(9,078)	19,242,215	$(106,546)	$(4,785,520)	$2,929,122	$—	$2,929,122

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Operating activities
Net loss	$(196,859)	$(295,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	12,134	16,606
Amortization of intangible assets	2,007	4,725
Lower of cost or net realizable value inventory adjustments and provision for excess and obsolete inventory	8,262	39,675
Stock-based compensation	11,087	13,704
Loss on extinguishment of convertible debt instruments and debt	3,652	14,047
Provision/(recoveries) for losses on accounts receivable	40	(1,447)
Amortization of (premium)/discount of debt issuance costs on convertible debt instruments and long-term debt	(320)	330
Provision for common stock warrants	9,124	4,495
Deferred income tax expense	—	163
Impairment	1,064	284
(Recovery)/loss on service contracts	(2,937)	3,809
Change in fair value of contingent consideration	(11,819)	(9,200)
Lease origination costs	—	(1,331)
Change in fair value of convertible debenture	7,338	—
Loss on equity method investments	2,370	13,113
Changes in operating assets and liabilities that provide/(use) cash:
Accounts receivable	12,251	96,436
Inventory	(18,357)	(38,312)
Contract assets	580	1,356
Prepaid expenses and other assets	40,576	(14,496)
Accounts payable, accrued expenses, and other liabilities	47,578	25,755
Payments of contingent consideration	(6,024)	(9,164)
Payments of operating lease liability, net	(5,618)	—
Deferred revenue and other contract liabilities	(21,697)	(32,500)
Net cash used in operating activities	(105,568)	(167,728)

Investing activities
Purchases of property, plant and equipment	(40,451)	(92,621)
Purchases of equipment related to power purchase agreements and equipment related to fuel delivered to customers	(5,608)	(6,072)
Cash paid for non-consolidated entities and non-marketable equity securities	(514)	(21,891)
Net cash used in investing activities	(46,573)	(120,584)

Financing activities
Payments of contingent consideration	—	(836)
Proceeds from public and private offerings, net of transaction costs	276,053	305,346
Payments of tax withholding on behalf of employees for net stock settlement of stock-based compensation	(49)	(278)
Proceeds from exercise of stock options	—	41
Principal payment on convertible debenture	(45,000)	—
Premium on principal of convertible debenture settled in cash	(1,238)	—
Principal payments on long-term debt	(344)	(300)
Cash paid for closing fees related to loan guarantee	(12,817)	—
Principal repayments of finance obligations and finance leases	(23,373)	(20,908)
Net cash provided by financing activities	193,232	283,065
Effect of exchange rate changes on cash	(5,189)	4,187
Increase in cash and cash equivalents	90,151	37,840
Decrease in restricted cash	(54,249)	(38,900)
Cash, cash equivalents, and restricted cash beginning of period	1,040,709	1,169,144
Cash, cash equivalents, and restricted cash end of period	$1,076,611	$1,168,084

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $5.0 million and $2.1 million, respectively	$6,692	$9,111

Summary of non-cash activity
Recognition of right of use asset - operating leases	9,428	2,913
Principal payment on convertible debenture paid in common stock	30,000	—
Accrued debt extinguishment costs, cash to be paid in subsequent period	—	1,245
Net transfers between inventory and long-lived assets	476	16,008
Accrued purchase of fixed assets, cash to be paid in subsequent period	47,447	113,449

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

Liquidity and Capital Resources

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of approximately $196.9 million and $295.8 million during the three months ended March 31, 2025 and 2024, respectively, and had an accumulated deficit of $6.8 billion as of March 31, 2025. The Company’s working capital was $745.5 million as of March 31, 2025, which included unrestricted cash and cash equivalents of $295.8 million and current restricted cash of $196.1 million.

The future use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of our resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of capital, market conditions could adversely impact our ability to do so at that time and at terms favorable to the Company.

The Company has an “at-the-market” equity offering program with B. Riley Securities, Inc. (“B. Riley”) pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion under a sales agreement. The Company has the right at its sole discretion to direct B. Riley to act on a principal basis and purchase directly from the Company up to $11.0 million of shares of its common stock on any trading day if the Company’s market capitalization is more than $1.0 billion (or up to $10.0 million if the Company’s market capitalization is less than $1.0 billion) and up to $55.0 million of shares in any calendar week if the Company’s market capitalization is more than $1.0 billion (or up to $30.0 million if the Company’s market capitalization is less than $1.0 billion). On February 23, 2024 and November 7, 2024, the Company and B. Riley amended the at-the-market equity program to increase the aggregate offering price of shares of common stock available for issuance under the program to $1.0 billion. The “at-the-market” equity offering program will terminate upon the earliest of (a) December 31, 2025 with respect to principal transactions and January 17, 2026 with respect to agency transactions, (b) the sale of all shares of common stock under the program or (c) termination of the sales agreement. During the three months ended March 31, 2025, the Company sold through the “at-the-market” equity offering program 5,154,177 shares of common stock at a weighted-average sales price of $1.69 per share for gross proceeds of $8.7 million with related issuance costs of $0.2 million. Of the aggregate gross sales price of $1.0 billion available, the Company has $986.2 million of availability remaining.

On November 12, 2024, the Company issued an unsecured convertible debenture in aggregate principal amount of $200.0 million (the “6.00% Convertible Debenture”) to YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”), in exchange for the payment of $190.0 million pursuant to the Debenture Purchase Agreement, dated as of November 11, 2024 (the “Debenture Purchase Agreement”). Yorkville may convert all or any portion of the principal amount of the 6.00% Convertible Debenture, together with any accrued and unpaid interest thereon, at a conversion price of $1.51. Under the Debenture Purchase Agreement, Yorkville is permitted in certain circumstances to convert up to $22.5 million aggregate principal amount of the 6.00% Convertible Debenture plus accrued and unpaid interest thereon, each calendar month beginning with December 2024, at a conversion price equal to the lower of the (1) $1.51 and (2) 97.25% of the lowest daily volume-weighted average price for the Company’s common stock during the three trading days immediately preceding the applicable conversion date (the “Market Price”); provided that such Market Price is not less than $0.3941. During the three months ended March 31, 2025, Yorkville converted $45.0 million aggregate principal amount of the 6.00% Convertible Debenture into cash and $30.0 million aggregate principal amount of the 6.00% Convertible Debenture into 10,440,906 shares of the Company’s common stock. As of the date of this filing, approximately $20.0 million of aggregate principal remains outstanding.

On February 10, 2025, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, pursuant to which the Company has the right, at its option, to sell to Yorkville up to $1.0 billion in the aggregate gross sales of its common stock, subject to certain limitations and conditions set forth therein. The Company has the right, but not the obligation, from time to time at its sole discretion to direct Yorkville to purchase directly from the Company up to $10.0 million shares of its common stock on any trading day. The SEPA expires on February 10, 2027.

On March 20, 2025, the Company sold 46,500,000 shares of its common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 138,930,464 shares of its common stock, and accompanying warrants (the “Common Warrants”) to purchase 185,430,464 shares of its common stock (the “Offering”) in a registered direct offering pursuant to an underwriting agreement with several underwriters. The Company received net proceeds from the Offering of $267.5 million, after deducting the underwriting discount and related expenses and excluding the proceeds, if any, from the exercise of the warrants. The Pre-Funded Warrants became exercisable immediately follow the closing date of the Offering with a term of three years and an exercise price of $0.001 per share of common stock. Subsequent to March 31, 2025, the Pre-Funded Warrants were exercised for 127,500,000 shares of common stock at an exercise price of $0.001 per share. The Common Warrants are exercisable at any time on or after six months after the date of issuance with a term of three years and an exercise price of $2.00 per share of common stock. If all of the Common Warrants in the Offering were to be exercised in cash at their exercise price, the Company would receive additional gross proceeds of approximately $371.0 million.

On May 5, 2025, the Company issued the initial tranche of secured debentures in the aggregate principal amount of $210.0 million pursuant to the Secured Debenture Purchase Agreement (the “Secured Debenture Purchase Agreement”) with Yorkville for a purchase price of $199.5 million. Under the Secured Debenture Purchase Agreement, Yorkville is committed to purchase a second tranche of secured debentures in an aggregate principal amount of up to $105.0 million for a purchase price of $99.8 million subject to the satisfaction of the closing conditions set forth therein. The Secured Debenture Purchase Agreement also permits the Company to sell to Yorkville a third uncommitted tranche of secured debentures in an aggregate principal amount of up to $210.0 million. All secured debentures issued under the Secured Debenture Purchase Agreement will incur interest at a rate of 15% per annum, which interest will increase to 25% per annum upon the occurrence of an Event of Default (as defined in the Secured Debenture Purchase Agreement) for so long as such event remains uncured and unwaived. The Company used a portion of the net proceeds from the closing of the initial tranche to retire $60.0 million of principal on the Company’s existing convertible debenture with Yorkville. Within five days of the date on which the Company obtains stockholder approval to increase the number of its authorized shares of common stock, the Company will issue to Yorkville a warrant to purchase 31,500,000 shares of common stock (“Debenture Warrants”). The exercise price of the Debenture Warrants will be determined at the time of the issuance of the Debenture Warrants and will equal the lower of (i) the closing price of the Company’s common stock immediately preceding the issuance of the Debenture Warrants or (ii) the average closing price of the Company’s common stock for the five trading days immediately preceding the issuance of the Debenture Warrants.

In addition to the proceeds described above, the Company expects to have savings resulting from the restructuring plan announced in March 2025 (the “2025 Restructuring Plan”). The 2025 Restructuring Plan includes initiatives to reduce our workforce, realign the Company’s manufacturing footprint and streamline the organization to enhance operational efficiency and improve overall liquidity. The expected annual savings from the 2025 Restructuring Plan are expected to be significant and will begin to be realized beginning in the second half of 2025.

The Company believes that its working capital, cash position and restricted cash to be released over the next 12 months, together with its right to direct B. Riley to purchase shares from the Company under the “at-the-market” equity offering program, its right to direct Yorkville to purchase shares from the Company under the SEPA, and the Secured Debenture Purchase Agreement with Yorkville, will be sufficient to fund its on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited interim condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In addition, we include our share of the results of our joint ventures with Renault SAS (“Renault”) named HyVia SAS (“HyVia”), a French société par actions simplifiée (prior period only), Acciona Generación Renovable, S.A. in Spain, named AccionaPlug S.L., and SK Innovation Co., Ltd, successor in interest to SK E&S Co., Ltd. in South Korea, named SK Plug Hyverse, and our investment in Clean H2 Infra Fund using the equity method based on our economic ownership interest and our ability to exercise significant influence over the operating and financial decisions of HyVia, AccionaPlug S.L., SK Plug Hyverse and Clean H2 Infra Fund.

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”).

The information presented in the accompanying unaudited interim condensed consolidated balance sheets as of December 31, 2024 has been derived from the Company’s 2024 audited consolidated financial statements.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

There have been no significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

Recent Accounting Guidance Not Yet Effective

Other than the accounting standards mentioned in our 2024 Form 10-K, all issued but not yet effective accounting and reporting standards as of March 31, 2025 are either not applicable to the Company or are not expected to have a material impact on the Company.

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

As of March 31, 2025 and 2024, the Company had potentially dilutive shares of common stock totaling 423,211,385 and 165,521,786, respectively.

4. Inventory

Inventory as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials and supplies - production locations	$380,264	$385,455
Raw materials and supplies - customer locations	28,619	28,983
Work-in-process	123,015	129,824
Finished goods	161,574	138,380
Inventory	$693,472	$682,642

Inventory is comprised of raw materials and supplies, work-in-process, and finished goods. The increase in inventory is primarily due to an increase in finished goods related to future sales. In addition, the Company has recorded reductions to inventory which comprised of excess and obsolete items and related lower of cost or net realizable value adjustments of $148.0 million and $158.9 million as of March 31, 2025 and December 31, 2024, respectively.

5. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of March 31, 2025 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	14 years	$34,877	$(8,467)	$26,410
Dry stack electrolyzer technology	10 years	11,351	(765)	10,586
Customer relationships, trade name, and other	15 years	57,116	(11,335)	45,781
		$103,344	$(20,567)	$82,777

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

The change in the gross carrying amount of the acquired technology and customer relationships, trade name and other during the three months ended March 31, 2025 was primarily due to foreign currency translation.

Amortization expense for acquired identifiable intangible assets during the three months ended March 31, 2025 and 2024 was $2.0 million and $4.4 million, respectively.

The estimated amortization expense for subsequent years as of March 31, 2025 is as follows (in thousands):

Remainder of 2025	$6,012
2026	7,955
2027	7,955
2028	7,618
2029	7,505
2030 and thereafter	45,732
Total	$82,777

6. Investments

Investments in Non-consolidated Entities and Non-marketable Equity Securities

Non-marketable Equity Securities

Our investment in non-marketable equity securities was $2.6 million as of March 31, 2025 and December 31, 2024.

Equity Method Investments

As of March 31, 2025 and December 31, 2024, the Company accounted for the following investments in the investee’s common stock under the equity method, which are included in the investments in non-consolidated entities and non-marketable equity securities on the unaudited interim condensed consolidated balance sheets (amounts in thousands):

		As of March 31, 2025		As of December 31, 2024
	Formation	Common Stock	Carrying	Common Stock	Carrying
Investee	Date	Ownership %	Value	Ownership %	Value
AccionaPlug S.L.	Q4 2021	50%	4,603	50%	4,276
Clean H2 Infra Fund	Q4 2021	5%	30,100	5%	29,111
SK Plug Hyverse	Q1 2022	49%	47,773	49%	49,488
			$82,476		$82,875

During the three months ended March 31, 2025, the Company contributed approximately $0.5 million, $0 and $0 to AccionaPlug S.L., SK Plug Hyverse and Clean H2 Infra Fund, respectively. During the three months ended March 31, 2024, the Company contributed approximately $16.2 million, $1.7 million, $0 and $4.0 million to HyVia, AccionaPlug S.L., SK Plug Hyverse and Clean H2 Infra Fund, respectively.

The Company’s capital commitments related to its equity method investments as of March 31, 2025 was $0.3 million, all of which is expected to be paid during the remainder of 2025.

7. Fair Value Measurements

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

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2025. Financial instruments not recorded at fair value on a recurring basis include equity method investments that have not been remeasured or impaired in the current period, such as our investments in AccionaPlug S.L., SK Plug Hyverse and Clean H2 Infra Fund.

The following table summarizes the carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
6.00% Convertible Debenture	$108,650	$108,650	$—	$—	$108,650
Contingent consideration	43,379	43,379	—	—	43,379

	As of December 31, 2024
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
6.00% Convertible Debenture	$173,150	$173,150	$—	$—	$173,150
Contingent consideration	60,746	60,746	—	—	60,746

The liabilities measured at fair value on a recurring basis that have unobservable inputs and are therefore categorized as Level 3 are related to the 6.00% Convertible Debenture.

6.00% Convertible Debenture

The fair value of the 6.00% Convertible Debenture as of March 31, 2025 is comprised of a single financial liability in which the Company elected the fair value option under ASC 825, Financial Instruments (“ASC 825”), with changes in fair value recorded in gain/loss from changes in fair value of 6.00% Convertible Debenture in the unaudited interim condensed consolidated statements of operations. There was no change in the instrument-specific credit risk during the three months ended March 31, 2025.

The fair value of the 6.00% Convertible Debenture as of March 31, 2025 was based on a Monte Carlo simulation of stock price of the Company on a daily basis and a discounted cash flow model that incorporates the amortization schedule, contingent on the daily simulated stock price. The valuation utilized significant Level 3 unobservable inputs, including implied yield, volatility, and risky discount rate. Other significant assumptions include risk-free rate, principal value, the Company’s common stock price, maturity date and the various conversion features and prices per the agreement. Significant judgment is required in selecting the significant inputs and assumptions. Actual assumptions may differ from our current estimates and such differences could materially impact fair value of the convertible note.

Refer to Note 9, “Convertible Debt Instruments”, for the change in the carrying amount of the 6.00% Convertible Debenture for the three months ended March 31, 2025.

Contingent consideration

The fair value of contingent consideration as of March 31, 2025 and December 31, 2024 is related to the Joule Processing LLC (“Joule”) acquisition in 2022 and the Frames Holding B.V. (“Frames”) acquisition in 2021.

In the unaudited interim condensed consolidated balance sheets, contingent consideration was recorded in the contingent consideration, loss accrual for service contracts, and other current liabilities and contingent consideration, loss accrual for service contracts, and other liabilities financial statement line items and was comprised of the following unobservable inputs as of March 31, 2025:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
Contingent consideration	$43,379	Scenario-based method	Credit spread	13.22%
			Discount rate	17.03% - 17.38%
	43,379

In the unaudited interim condensed consolidated balance sheets, contingent consideration was recorded in the contingent consideration, loss accrual for service contracts, and other current liabilities and contingent consideration, loss accrual for service contracts, and other liabilities financial statement line items and was comprised of the following unobservable inputs as of December 31, 2024:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
Contingent consideration	$60,746	Scenario-based method	Credit spread	11.83%
			Discount rate	15.91% - 16.00%
	60,746

The change in the carrying amount of contingent consideration for the three months ended March 31, 2025 was as follows (in thousands):

Three months ended
March 31, 2025
Beginning balance as of December 31, 2024	$60,746
Cash payments	(6,024)
Change in fair value of contingent consideration	(11,819)
Foreign currency translation adjustment	476
Ending balance as of March 31, 2025	$43,379

8. Accrued Expenses

Accrued expenses as of March 31, 2025 and December 31, 2024 consisted of (in thousands):

	March 31,	December 31,
	2025	2024
Accrued payroll and compensation related costs	$11,710	$14,642
Accrued restructuring costs	15,886	129
Accrual for capital expenditures	14,641	20,040
Accrued accounts payable	51,493	39,808
Accrued sales and other taxes	26,379	24,182
Accrued interest	6,613	2,540
Accrued other	2,135	1,804
Total	$128,857	$103,145

The increase in accrued expenses during the three months ended March 31, 2025 was primarily due to accruals related to the Company’s 2025 Restructuring Plan. Refer to Note 19, “Restructuring”, for additional information.

9. Convertible Debt Instruments

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

The Debenture Purchase Agreement provides that Yorkville may convert all or any portion of the principal amount of the 6.00% Convertible Debenture, together with any accrued and unpaid interest thereon, at an initial conversion price of $2.90 (the “Fixed Price”), representing a conversion premium of 146% to the last reported sale price of the Company’s common stock on November 11, 2024. The Fixed Price is subject to adjustment in certain circumstances including if the Company issues shares of common stock at price per share that is less than the Fixed Price or certain convertible securities with a conversion price that is less than the Fixed Price (the “Dilutive Price”), in which case the Fixed Price would be adjusted to equal the Dilutive Price, subject to certain exceptions. On March 20, 2025, the Company issued shares of common stock at a price of $1.51 in the Offering, which reduced the Fixed Price of the 6.00% Convertible Debenture from $2.90 to a Dilutive Price of $1.51. Refer to Note 11, “Stockholders’ Equity”, and Note 21, “Subsequent Events”, for additional information.

In certain circumstances, Yorkville will be permitted to convert up to $22.5 million aggregate principal amount of the 6.00% Convertible Debenture plus accrued and unpaid interest thereon, each calendar month beginning with December 2024, at a conversion price equal to the lower of the (1) Fixed Price and (2) 97.25% of the lowest daily volume-weighted average price for the Company’s common stock during the three trading days immediately preceding the applicable conversion date (the “Market Price”); provided that such Market Price is not less than $0.3941 (the “Floor Price”). During the three months ended March 31, 2025, Yorkville converted $45.0 million aggregate principal amount of the 6.00% Convertible Debenture into cash and $30.0 million aggregate principal amount of the 6.00% Convertible Debenture into 10,440,906 shares of the Company’s common stock.

The following table shows change in the carrying amount of the 6.00% Convertible Debenture (in thousands):

Three months ended
March 31, 2025
Beginning balance as of December 31, 2024	$173,150
Payments of principal settled in cash	(45,000)
Payment of principal settled in common stock	(30,000)
Loss on extinguishment of convertible debenture	2,416
Change in fair value of the convertible debenture	7,338
Amortization of discount	746
Ending balance as of March 31, 2025	$108,650

The Company incurred losses on extinguishment of convertible debt instruments and debt of $3.7 million during the three months ended March 31, 2025, of which $2.4 million was due to the difference between the carrying amount of the 6.00% Convertible Debenture and principal settled in cash, as noted above, and $1.3 million was due to a premium cost on the principal settled in cash of the 6.00% Convertible Debenture.

The following table summarizes the total interest expense and effective interest rate related to the 6.00% Convertible Debenture for the three months ended March 31, 2025 (in thousands, except for the effective interest rate):

Three months ended
March 31, 2025
Interest expense	$1,881
Amortization of discount	746
Total	$2,627
Effective interest rate	8.8%

7.00% Convertible Senior Notes

As of March 31, 2025 and December 2024, the 7.00% Convertible Senior Notes consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Principal amounts:
Principal	$140,396	$140,396
Unamortized debt premium, net of offering costs(1)	6,231	7,514
Net carrying amount	$146,627	$147,910
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible debt instruments, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 7.00% Convertible Senior Notes for the three months ended March 31, 2025 and 2024 (in thousands, except for the effective interest rate):

	Three months ended
	March 31, 2025	March 31, 2024
Interest expense	$2,423	$296
Amortization of premium	(1,284)	(159)
Total	$1,139	$137
Effective interest rate	3.0%	3.0%

There were no conversions of the 7.00% Convertible Senior Notes during the three months ended March 31, 2025 and 2024. The estimated fair value of the 7.00% Convertible Senior Notes as of March 31, 2025 and December 31, 2024  was approximately $121.4 million and $112.5 million, respectively. The fair value estimation was primarily based on a quoted price in an active market.

3.75% Convertible Senior Notes

As of March 31, 2025 and December 2024, the 3.75% Convertible Senior Notes consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Principal amounts:
Principal	$58,462	$58,462
Unamortized debt issuance costs(1)	(78)	(189)
Net carrying amount	$58,384	$58,273
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible debt instruments, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 3.75% Convertible Senior Notes for the three months ended March 31, 2025 and 2024 (in thousands, except for the effective interest rate):

	Three months ended
	March 31, 2025	March 31, 2024
Interest expense	$548	$1,690
Amortization of debt issuance costs	111	316
Total	$659	$2,006
Effective interest rate	4.5%	4.5%

There were no conversions of the 3.75% Convertible Senior Notes during the three months ended March 31, 2025 and 2024. The estimated fair value of the 3.75% Convertible Senior Notes as of March 31, 2025 and December 31, 2024 was approximately $57.2 million and $44.9 million, respectively. The fair value estimation was primarily based on a quoted price in an active market.

10. Extended Maintenance Contracts and Warranty Reserve

Loss Accrual

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for sales of equipment, related infrastructure and other that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts (in thousands):

	Three months ended	Year ended
	March 31, 2025	December 31, 2024
Beginning balance	$134,356	$137,853
Provision for loss accrual	9,460	45,226
Releases to service cost of sales	(11,825)	(51,578)
Increase to loss accrual related to customer warrants	(572)	3,313
Foreign currency translation adjustment	319	(458)
Ending balance	$131,738	$134,356

Product Warranty Reserve

On a quarterly basis, we evaluate our product warranty reserve. The Company applies a failure rate based on product type on a contract-by-contract basis to determine its product warranty reserve liability. The Company’s product warranty reserve liability balance as of March 31, 2025 and December 31, 2024 was $12.4 million and $12.1 million, respectively.

11. Stockholders’ Equity

March 2025 Offering

On March 20, 2025, the Company sold to several underwriters in a registered direct offering 46,500,000 shares of its common stock, Pre-Funded Warrants to purchase 138,930,464 shares of its common stock, and accompanying Common Warrants to purchase 185,430,464 shares of its common stock for aggregate gross proceeds of $279.9 million with $11.9 million of underwriting discounts and $0.5 million of related issuance costs.

The Pre-Funded Warrants became exercisable immediately following the closing date of the Offering with a term of three years and an exercise price of $0.001 per share of common stock. Subsequent to March 31, 2025, the Pre-Funded Warrants were exercised for 127,500,000 shares of common stock at an exercise price of $0.001 per share. Refer to Note 21, “Subsequent Events”, for additional information. The Common Warrants are exercisable at any time on or after six months after the date of issuance with a term of three years and an exercise price of $2.00 per share of common stock. If all of the Common Warrants in the Offering were to be exercised in cash at their exercise price, the Company would receive additional gross proceeds of approximately $371.0 million.

Each Common Warrant or Pre-Funded Warrant is exercisable solely by means of a cash exercise, except that a Common Warrant or Pre-Funded Warrant will be exercisable via cashless exercise if at the time of exercise, a registration statement registering the issuance of the shares of common stock underlying the Common Warrants and Pre-Funded Warrants (the “2025 Warrant Shares”) under the Securities Act is not then effective or the prospectus contained therein is not available for the issuance of the 2025 Warrant Shares. The Common Warrants and Pre-Funded Warrants include certain rights upon “fundamental transactions” as described in the Common Warrants and Pre-Funded Warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of common stock in such fundamental transaction with respect to the unexercised portion of the applicable Common Warrants or Pre-Funded Warrants immediately prior to such fundamental transaction. Alternatively, the holder of a Common Warrant shall have the right to receive the cash value of the remaining unexercised portion of its Common Warrants upon a fundamental transaction, such value to be calculated using the Black-Scholes Option Pricing Model, as described in the Common Warrants. A holder of the Common Warrants or Pre-Funded Warrants (together with its affiliates) may not exercise any portion of a Common Warrant or Pre-Funded Warrant to the extent that the holder would beneficially own more than 4.99% (or, as may be increased upon written notice at the election of the holder, up to 9.99%) of the Company’s outstanding Common Stock immediately after exercise.

The Pre-Funded Warrants and Common Warrants are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise.

As of the issuance date, the common stock was valued at $73.5 million based on the Company’s stock price. The Pre-Funded Warrants and Common Warrants were valued at $219.4 million and $162.5 million, respectively, using the following Black-Scholes assumptions:

	Pre-Funded	Common
	Warrants	Warrants
Risk-free interest rate	3.96%	3.96%
Volatility	93.06%	93.06%
Expected average term (years)	3.00	3.00
Exercise price	$0.001	$2.00
Stock price	$1.58	$1.58

The net proceeds from the March 2025 offering of $267.5 million were allocated, based on the fair value disclosed above, to the common stock, Pre-Funded Warrants and Common Warrants using the relative fair value method and recorded to stockholders’ equity. Accordingly, $43.1 million, $128.9 million and $95.5 million of net proceeds were allocated to common stock, Pre-Funded Warrants, and Common Warrants, respectively.

Common Stock

On January 17, 2024, the Company entered into the At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley, pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion. As of February 23, 2024, the Company had $697.9 million authorized for issuance remaining under the ATM Sales Agreement. On February 23, 2024, the Company amended the ATM Sales Agreement to, among other things, increase the amount of shares of the Company’s common stock available for sale under the ATM Sales Agreement to $1.0 billion. On November 7, 2024, the Company amended the ATM Sales Agreement to, among other things, increase the amount of shares of the Company’s common stock available for sale under the amended ATM Sales Agreement to $1.0 billion. During the three months ended March 31, 2025, the Company sold 5,154,177 shares of common stock at a weighted-

average sales price of $1.69 per share for gross proceeds of $8.7 million with related issuance costs of $0.2 million. Of the aggregate gross sales price of $1.0 billion available, the Company has $986.2 million of availability remaining.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of foreign currency translation gains and losses. There were no reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024.

Net current-period other comprehensive loss for the three months ended March 31, 2025 increased due to foreign currency translation losses of $2.7 million. Net current-period other comprehensive loss for the three months ended March 31, 2024 increased due to foreign currency translation losses of $2.3 million.

12. Warrant Transaction Agreements

Amazon Transaction Agreement in 2022

As of March 31, 2025 and December 31, 2024, the balance of the contract asset related to the warrant was $31.9 million and $33.2 million, respectively, which was recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, 3,000,000 of the shares related to the warrant had vested and none of the shares had been exercised. During the three months ended March 31, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended March 31, 2025 and 2024 was $3.4 million and $0.7 million, respectively.

Amazon Transaction Agreement in 2017

As of March 31, 2025 and December 31, 2024, all 55,286,696 of the shares related to the warrant had vested and the warrant was exercised with respect to 34,917,912 shares of the Company’s common stock. During the three months ended March 31, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended March 31, 2025 and 2024 was $0.1 million and $0.1 million, respectively.

Walmart Transaction Agreement

As of March 31, 2025 and December 31, 2024, the balance of the contract asset related to the warrant was $1.9 million and $2.6 million, respectively, which was recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, 42,556,206 and 40,010,108 of the shares related to the warrant had vested, respectively, and the warrant was exercised with respect to 13,094,217 shares of the Company’s common stock. During the three months ended March 31, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended March 31, 2025 and 2024 was $5.6 million and $3.7 million, respectively.

13. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

Major products/services lines	Three months ended March 31,
	2025	2024
Sales of fuel cell systems	$16,656	$19,003
Sales of hydrogen infrastructure	5,648	12,295
Sales of electrolyzers	9,210	1,351
Sales of engineered equipment	1,529	4,216
Services performed on fuel cell systems and related infrastructure	16,874	13,023
Power purchase agreements	23,210	18,304
Fuel delivered to customers and related equipment	29,457	18,286
Sales of cryogenic equipment and liquefiers	30,463	31,430
Other	627	2,356
Net revenue	$133,674	$120,264

Contract balances

Contract assets primarily relate to contracts for which revenue is recognized on a straight-line basis; however, billings escalate over the life of a contract. Contract assets also include amounts recognized as revenue in advance of billings to customers, which are dependent upon the satisfaction of another performance obligation. These amounts are included in contract assets on the unaudited interim condensed consolidated balance sheets.

The deferred revenue and other contract liabilities relate to the advance consideration received from customers for services that will be recognized over time (primarily fuel cell and related infrastructure services and electrolyzer systems and solutions). Deferred revenue and other contract liabilities also include advance consideration received from customers prior to delivery of products. These amounts are included within deferred revenue and other contract liabilities on the unaudited interim condensed consolidated balance sheets.

Significant changes in the contract assets and the deferred revenue and other contract liabilities balances during the period are as follows (in thousands):

Contract assets	Three months ended	Year ended
	March 31, 2025	December 31, 2024
Transferred to receivables from contract assets recognized at the beginning of the period	$(8,837)	$(27,513)
Change in contract assets related to warrants	(1,967)	(4,909)
Impairment	—	(35,118)
Revenue recognized and not billed as of the end of the period	8,149	29,566
Net change in contract assets	$(2,655)	$(37,974)

Deferred revenue and other contract liabilities	Three months ended	Year ended
	March 31, 2025	December 31, 2024
Increases due to customer billings, net of amounts recognized as revenue during the period	$18,999	$74,702
Change in contract liabilities related to warrants	108	440
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(40,804)	(160,819)
Net change in deferred revenue and other contract liabilities	$(21,697)	$(85,677)

Estimated future revenue

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period, including provision for common stock warrants (in thousands):

	As of	Expected recognition
	March 31, 2025	period (years)
Sales of fuel cell systems	$34,172	1 - 2
Sales of hydrogen installations and other infrastructure	20,842	1
Sales of electrolyzers	223,797	1 - 2
Sales of engineered equipment	2,084	1
Services performed on fuel cell systems and related infrastructure	128,523	5 - 10
Power purchase agreements	340,744	5 - 10
Fuel delivered to customers and related equipment	66,093	5 - 10
Sales of cryogenic equipment and other	44,236	1
Total estimated future revenue	$860,491

14. Income Taxes

The Company recorded $0 and $0.2 million of income tax expense for the three months ended March 31, 2025 and 2024, respectively. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets in the U.S., which remain fully reserved. With the exception of a few service entities mainly in Europe, all domestic and foreign deferred tax assets are offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

15. Employee Benefit Plans

2011 and 2021 Stock Option and Incentive Plan

Stock-based compensation costs recognized, excluding the Company’s matching contributions of $2.8 million and $3.2 million to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were $8.5 million and $10.4 million for the three months ended March 31, 2025 and 2024, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in our 2024 Form 10-K.

The components and classification of stock-based compensation expense, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were as follows (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Cost of sales	$1,087	$2,006
Research and development	1,137	2,342
Selling, general and administrative	6,249	6,023
	$8,473	$10,371

Service Stock Options Awards

During the three months ended March 31, 2025, the Company granted 4,000 service stock option awards at a weighted average exercise price of $1.86. In addition, 1,414,167 service stock option awards were forfeited at a weighted average exercise price of $8.37. The total fair value of the service stock option awards that vested during the three months ended March 31, 2025 and 2024 was approximately $1.9 million and $6.1 million, respectively.

Compensation cost associated with service stock option awards represented approximately $3.5 million and $6.9 million of the total share-based payment expense recorded for the three months ended March 31, 2025 and 2024, respectively. Compensation cost for the three months ended March 31, 2025 included ($0.7) million of reversals due to forfeitures of service stock option awards related to restructuring in the first quarter of 2025. Forfeitures represent the expense related to awards for which the requisite service period was not met. The compensation expense reversals were offset by compensation costs of $4.2 million during the three months ended March 31, 2025. As of March 31, 2025, there was approximately $26.8 million of unrecognized compensation cost related to service stock option awards to be recognized over the weighted average remaining period of 1.78 years.

Market Condition Stock Option Awards

During the three months ended March 31, 2025, the Company did not grant market condition stock option awards. In addition, 547,500 market condition stock option awards were forfeited at a weighted average exercise price of $7.87.

Compensation cost associated with market condition stock option awards represented approximately $0.3 million and ($6.1) million of the total share-based payment expense recorded for the three months ended March 31, 2025 and 2024, respectively. Compensation costs associated with these awards are recognized as the requisite service period is rendered, regardless of when, if ever, the market condition is satisfied. Compensation cost for the three months ended March 31, 2025 and 2024 included ($1.4) million and ($15.2) million of reversals due to forfeitures of unvested market condition stock option awards during the first quarters of 2025 and 2024, respectively. Forfeitures represent the expense related to awards for which the requisite service period was not met. The compensation expense reversals were offset by compensation costs of $1.7 million and $9.1 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was approximately $3.5 million of unrecognized compensation cost related to market condition stock option awards to be recognized over the weighted average remaining period of 1.30 years.

As of March 31, 2025, there were 2,513,333 unvested market condition stock option awards for which the employee requisite service period had not been rendered but were expected to vest. The aggregate intrinsic value of these unvested market condition stock option awards was $0 as of March 31, 2025. The weighted average exercise price of these unvested market condition stock option awards was $7.87 and the weighted average remaining contractual term was 5.13 years as of March 31, 2025.

Restricted Stock and Restricted Stock Unit Awards

The following table reflects the restricted stock and restricted stock unit activity during the three months ended March 31, 2025 (in thousands except share amounts):

		Weighted	Aggregate
		Average Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested restricted stock and restricted stock units as of December 31, 2024	6,750,372	$7.44	$14,378
Granted	397,000	2.04	—
Vested	(77,831)	21.42	—
Forfeited	(586,135)	9.22	—
Unvested restricted stock and restricted stock units as of March 31, 2025	6,483,406	$6.74	$8,753

The weighted average grant-date fair value of the restricted stock and restricted stock unit awards granted during the three months ended March 31, 2025 and 2024 was $2.04 and $5.23, respectively. The total fair value of restricted stock and restricted stock unit awards that vested during the three months ended March 31, 2025 and 2024 was $1.7 million and $6.6 million, respectively.

Compensation cost associated with restricted stock and restricted stock unit awards represented approximately $4.7 million and $9.6 million for the three months ended March 31, 2025 and 2024, respectively. Compensation cost for the three months ended March 31, 2025 included ($0.9) million of reversals due to forfeitures of restricted stock and restricted stock unit awards during the first quarter of 2025. Forfeitures represent the expense related to awards for which the requisite service period was not met. The compensation expense reversals were offset by compensation costs of $5.6 million during the three months ended March 31, 2025. As of March 31, 2025, there was $27.8 million of unrecognized compensation cost related to restricted stock and restricted stock unit awards to be recognized over the weighted average period of 1.44 years.

Included in the total unvested restricted stock and restricted stock units as of March 31, 2025, there were 250,000 restricted stock units outstanding with a performance target. The Company recorded expense associated with the restricted stock units with a performance target of ($0.4) million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. Compensation cost for the three months ended March 31, 2025 included ($0.7) million of reversals due to forfeitures of restricted stock and restricted stock unit awards during the first quarter of 2025. Forfeitures represent the expense related to awards for which the requisite service period was not met. The compensation expense reversals were offset by compensation costs of $0.3 million during the three months ended March 31, 2025. As of March 31, 2025, there was $0.6 million of unrecognized compensation cost related to the restricted stock units outstanding with a performance target to be recognized over the weighted average period of 1.33 years.

401(k) Savings & Retirement Plan

The Company issued 1,460,079 shares of common stock and 895,258 shares of common stock pursuant to the Plug Power Inc. 401(k) Savings & Retirement Plan during the three months ended March 31, 2025 and 2024, respectively.

The Company’s expense for this plan was approximately $2.8 million and $3.2 million during the three months ended March 31, 2025 and 2024, respectively.

Non-Employee Director Compensation

The Company granted 134,491 shares of common stock and 53,598 shares of common stock to non-employee directors as compensation during the three months ended March 31, 2025 and 2024, respectively. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.2 million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively.

16. Commitments and Contingencies

Restricted Cash

In connection with certain of the noted sale/leaseback agreements, cash of $443.7 million and $476.2 million was required to be restricted as security as of March 31, 2025 and December 31, 2024, respectively, which will be released over the lease term. As of March 31, 2025 and December 31, 2024, the Company also had certain letters of credit backed by security deposits totaling $255.6 million and $276.4 million, respectively, of which $225.3 million and $242.7 million are security for the noted sale/leaseback agreements, respectively, and $30.3 million and $33.7 million are letters of credit related to customs and other transactions, respectively.

As of March 31, 2025 and December 31, 2024, the Company had $73.8 million and $73.7 million, respectively, held in escrow related to the construction of certain hydrogen production plants.

The Company also had $1.2 million of consideration held by our paying agent in connection with the Joule acquisition reported as restricted cash as of March 31, 2025 and December 31, 2024 with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheets. The Company also had $0.1 million of consideration held by our paying agent in connection with the acquisition of two subsidiaries of Cryogenic Industrial Solutions, LLC, Alloy Custom Products, LLC, and WesMor Cryogenics, LLC (collectively, “CIS”), reported as restricted cash as of March 31, 2025 and December 31, 2024 with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheets. Additionally, the Company had $6.4 million and $7.4 million in restricted cash as collateral resulting from the Frames acquisition as of March 31, 2025 and December 31, 2024, respectively, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheets.

Litigation

Legal matters are handled in the ordinary course of business. The outcome of any such matters, regardless of the merits, is inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. While we are not in a position to accurately predict the outcome of any legal or other proceedings, where there is at least a reasonable possibility that a loss may be incurred, GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss, if material, or make a statement that such an estimate cannot be made. Except for a $0.5 million accrual relating to a settled matter subject to pending court approval, which has not been paid as of March 31, 2025, a reasonably possible loss or range of loss associated with any individual legal proceeding cannot be currently estimated.

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

2023 Securities Action and Related Derivative Litigation

A consolidated action is pending in the United States District Court for the District of Delaware asserting claims under the federal securities laws against the Company and certain of its senior officers on behalf of a putative class of purchasers of the Company’s securities, styled In re Plug Power, Inc. Securities Litigation, No. 1:23-cv-00576-MN (the “2023 Securities Action”). The plaintiffs filed a consolidated complaint on September 28, 2023, in which they assert claims under the federal securities laws against the Company and four of its senior officers, Mr. Marsh, Mr. Middleton, Sanjay Shrestha, and former officer David Mindnich, on behalf of a putative class of purchasers of the Company’s common stock between January19, 2022 and March 1, 2023. The complaint alleges that the defendants made “materially false and/or misleading statements” about the Company’s business and operations, including the Company’s revenue goals for 2022, its ability to effectively manage its supply chain and product manufacturing, and its progress in construction of new hydrogen production capacity. On February 4, 2025, the Court issued an opinion and order dismissing the consolidated complaint, with leave to replead. The plaintiffs filed an amended complaint on February 25, 2025, in which they no longer name Mr. Mindnich, but otherwise substantially release the previous claims. The Company and the other defendants filed a Motion to Dismiss on April 30, 2025.

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

2024 Securities Litigation

On March 22, 2024, Ete Adote filed a complaint in the United States District Court for the Northern District of New York asserting claims under the federal securities laws against the Company, Mr. Marsh, and Mr. Middleton, on behalf of an alleged class of purchasers of the Company’s common stock between May 9, 2023 and January 16, 2024, styled Adote v. Plug Power, Inc. et al., No. 1:24-cv-00406-MAD-DJS (N.D.N.Y.). The complaint alleges that the defendants made misstatements concerning the Company’s progress in construction of new hydrogen production capacity and its ability to effectively manage its supply chain. On April 30, 2024, a second complaint asserting substantially similar claims against the same defendants, but on behalf of a putative class of purchasers of the Company’s common stock between March 1, 2023 and January 16, 2024, was filed in the Northern District of New York, styled Lee v. Plug Power, et al., No. 1:24;cv-0598-MAD-DJS (N.D.N.Y.). The Court has approved stipulations in both actions extending the time for all defendants to respond to any pleading until after the Court appoints lead plaintiff(s). Appeals from an order appointing lead plaintiffs are pending.

Other Litigation

On May 2, 2023, a lawsuit entitled Jacob Thomas and JTurbo Engineering & Technology, LLC v. Joule Processing, LLC and Plug Power Inc., Case No. 4:23-cv-01615, was filed in the United States District Court for the Southern District of Texas against Joule Processing, LLC and the Company. The only claims that remain are misappropriation of trade secrets under the federal Defend Trade Secrets Act of 2016, 18 U.S.C. § 1836, misappropriation of trade secrets under the Texas Uniform Trade Secrets Act, and breach of contract. The Parties entered into a settlement agreement that resolves this suit, and the Parties filed a stipulation of dismissal with prejudice on March 17, 2025. The settlement did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

On July 24, 2023, an action entitled Felton v. Plug Power, Inc., Case No. 1:23-cv-887, was filed in the U.S. District Court for the Northern District of New York asserting claims against the Company pursuant to the New York State Human Rights Law. The complaint asserts that the plaintiff is seeking damages to redress injuries suffered as a result of harassment and discrimination on the basis of his race, together with creating a hostile work environment, and retaliation. The Company disagrees with plaintiff’s representations about his time at the Company and intends to vigorously defend against his allegations. Plaintiff’s counsel moved to withdraw from the case, which the court approved on March 18, 2024, and therefore plaintiff is now pro se. The discovery deadline was February 28, 2025. Plug Power submitted a motion for summary judgment on April 18, 2025, seeking dismissal of this action.

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

As of March 31, 2025, one customer individually exceeded 10% of total consolidated accounts receivable balance with a balance of $17.2 million, or 11.8%, of the Company’s consolidated accounts receivable balance. As of December 31, 2024, one customer individually exceeded 10% of total consolidated accounts receivable with a balance of $38.5 million, or 24.5%, of the Company’s consolidated accounts receivable.

For the three months ended March 31, 2025, two customers individually exceeded 10% of total consolidated revenues. One customer accounted for $36.8 million, or 27.5%, and one customer accounted for $23.9 million, or 17.9%, of total consolidated revenues. For the three months ended March 31, 2024, two customers individually exceeded 10% of total consolidated revenues. One customer accounted for $36.0 million, or 30.0%, and one customer accounted for $17.1 million, or 14.2%, of total consolidated revenues.

DOE Loan Guarantee

On January 16, 2025, Plug Power Energy Loan Borrower LLC, a wholly owned indirect subsidiary of the Company, finalized a loan guarantee of up to $1.66 billion with the U.S. Department of Energy (the “DOE”) through the DOE’s Loan Program Office to finance the development, construction, and ownership of up to six green hydrogen production facilities. The Company incurred $15.2 million of closing fees of which the Company recorded amortization of $0.6 million during the three months ended March 31, 2025. Of the net $14.6 million capitalized closing fees, $2.9 million and $11.7 million are included in prepaid expenses, tax credits, and other current assets and other assets, respectively, on the unaudited interim condensed consolidated balance sheets.

Guarantee

On May 30, 2023, HyVia entered into a government grant agreement with Bpifrance. As part of the agreement, our wholly-owned subsidiary, Plug Power France, was required to issue a guarantee to Bpifrance in the amount of €20.0 million through the end of January 2027. Plug Power France is liable to the extent of the guarantee for sums due to Bpifrance from HyVia under the agreement based on the difference between the total amount paid by Bpifrance and the final amount certified by HyVia and Bpifrance. As part of the agreement, there were certain milestones that HyVia was required to meet, and the nonperformance of these milestones or termination of this agreement could result in this guarantee being called upon. As of March 31, 2025, no payments related to this guarantee have been made, however the Company recorded a liability of $2.1 million related to this guarantee based on the Company’s estimate of the guarantee being called upon.

Unconditional Purchase Obligations

The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of supplier arrangements, take or pay contracts and service agreements. For certain vendors, the Company’s unconditional obligation to purchase a minimum quantity of raw materials at an agreed upon price is fixed and determinable while certain other raw material costs will vary due to product forecasting and future economic conditions.

Future payments under non-cancelable unconditional purchase obligations with a remaining term in excess of one year as of March 31, 2025, were as follows (in thousands):

Remainder of 2025	$31,028
2026	50,782
2027	64,852
2028	—
2029	—
2030 and thereafter	—
Total	146,662

17. Segment and Geographic Area Reporting

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

The information regularly provided to the CODM used to assess performance and allocate resources is the same as the Company’s consolidated financial statements. The measure of segment profit or loss used by the CODM in assessing segment performance and how to allocate resources is consolidated net loss which is presented in the unaudited interim condensed consolidated statements of operations. The CODM uses net loss in strategic planning, for example, decision making of whether to allocate resources towards strengthening sales channels, investing in research and development, focusing on cost-down initiatives, and/or analyzing Company overhead in respect to specific products and service lines. Net loss is also used to monitor budget versus actual results and is considered in assessments related to company-wide incentive compensation. The significant segment expenses included within the segment measure of profit or loss are total costs of revenue, research and development expense, selling, general and administrative expense, and impairment expense. Other segment items are comprised of restructuring, change in fair value of contingent consideration, interest income, interest expense, other income/(expense), net, loss on extinguishment of convertible debt instruments and debt, change in fair value of convertible debenture, loss on equity method investments, income tax expense and net loss attributable to non-controlling interest, which are presented in the unaudited interim condensed consolidated statements of operations. The CODM is not regularly provided a measure of segment assets.

The following table presents reported segment revenue, significant segment expenses, other segment items and segment measure of profit/(loss):

	Three months ended
	March 31, 2025	March 31, 2024
Total net revenue	$133,674	$120,264
Cost of revenue:
Sales of equipment, related infrastructure and other	$(74,556)	$(135,125)
Services performed on fuel cell systems and related infrastructure	(14,462)	(12,957)
Provision for loss contracts related to service	(8,888)	(15,745)
Power purchase agreements	(49,932)	(55,228)
Fuel delivered to customers and related equipment	(59,354)	(58,573)
Other costs of revenue	(343)	(1,711)
Operating expenses:
Research and development	$(17,357)	$(25,280)
Selling, general and administrative	(80,839)	(77,959)
Impairment	(1,064)	(284)
Other segment items, net(1)	$(23,535)	$(33,178)
Consolidated net loss attributable to Plug Power Inc.	$(196,656)	$(295,776)
(1)	Included in other segment items, net are restructuring, change in fair value of contingent consideration, interest income, interest expense, other income/(expense), net, loss on extinguishment of convertible debt instruments and debt, change in fair value of convertible debenture, loss on equity method investments, income tax expense and net loss attributable to non-controlling interest

The revenue and long-lived assets based on geographic location are as follows (in thousands):

	Revenues		Long-Lived Assets
	Three months ended		As of
	March 31, 2025	March 31, 2024	March 31, 2025	December 31, 2024
United States	$121,363	$105,914	$1,213,258	$1,208,096
Other foreign countries	12,311	14,350	85,057	72,208
Total	$133,674	$120,264	$1,298,315	$1,280,304

18. Related Party Transactions

SK Plug Hyverse

Our 49/51 joint venture, SK Plug Hyverse, aims to provide hydrogen fuel cell systems, hydrogen fueling stations, electrolyzers and clean hydrogen to the Korean and other selected Asian markets. For the three months ended March 31, 2025 and 2024, the Company recognized related party total revenue of $0 and $3.4 million, respectively. As of March 31, 2025 and December 31, 2024, the Company had related party outstanding accounts receivable of $0.8 million and $3.5 million, respectively.

19. Restructuring

In March 2025, the Company announced the 2025 Restructuring Plan. The 2025 Restructuring Plan includes initiatives to reduce our workforce, realign the Company’s manufacturing footprint and streamline the organization to enhance operational efficiency and improve overall liquidity. We began executing the 2025 Restructuring Plan in March 2025 and expect the 2025 Restructuring Plan to be completed in the second half of 2025, subject to local law and consultation requirements.

In February 2024, the Company announced a restructuring plan (the “2024 Restructuring Plan”). The 2024 Restructuring Plan includes strategic moves to enhance our financial performance and ensure long-term value creation in a competitive market. We approved a comprehensive initiative that encompassed a broad range of measures, including operational consolidation, strategic workforce adjustments, and various other cost-saving actions). These measures were aimed at increasing efficiency, improving scalability, and maintaining our leadership position in the renewable energy industry. We began executing the 2024 Restructuring Plan in February 2024 and it was effectively completed during the fourth quarter of 2024.

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

During the three months ended March 31, 2025 and 2024, we incurred $17.2 million and $6.0 million in restructuring costs, respectively, in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. The following table reflects the category of restructuring charges incurred during the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Employee severance and benefit arrangements	$15,887	$5,215
Legal and professional fees	171	796
Contract termination costs	1,096	—
Total restructuring charges	$17,154	$6,011

The accrued restructuring balances as of March 31, 2025 and December 31, 2024 were recorded in the accrued expenses financial statement line item in the unaudited interim condensed consolidated balance sheets. Restructuring activities related to the 2025 and 2024 Restructuring Plans were as follows (in thousands):

	2025 Restructuring Plan	2024 Restructuring Plan
Accrued balance as of December 31, 2024	$—	$129
Accruals and adjustments	15,753	4
Cash payments	—	—
Accrued balance as of March 31, 2025	$15,753	$133

As of March 31, 2025, total accrued expenses related to restructuring activities were comprised of (1) $14.5 million of employee severance and benefit arrangements, (2) $0.3 million of legal and professional services costs, and (3) $1.1 million of contract termination costs.

We estimate that we will incur future restructuring costs related to employee severance and benefit arrangements in the range of $1.4 million to $3.0 million. In addition, we expect to incur future restructuring costs related to legal and professional fees and contract termination costs as well as facility exit costs during 2025; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in the second half of 2025. The actual timing and amount of costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.

20. Variable Interest Entities

Hidrogenii

In the third quarter of 2022, our wholly-owned subsidiary, Plug Power LA JV, LLC, created a joint venture with Niloco Hydrogen Holdings LLC, a wholly-owned subsidiary of Olin, named Hidrogenii to support reliability of supply and speed to market for hydrogen throughout North America and set the foundation for broader collaboration between Plug and Olin. Hidrogenii began the construction of a 15-ton-per-day hydrogen plant in St. Gabriel, Louisiana. Hidrogenii is owned 50% by Plug Power LA JV, LLC and 50% by Niloco Hydrogen Holdings LLC.

The Company has determined Hidrogenii to be a VIE, and the Company is considered to be the VIE’s primary beneficiary, as we determined we have both the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. On an ongoing basis, we are contractually obligated to certain operational capital funding. We consolidate the joint venture’s results within our single consolidated reportable segment. Hidrogenii has similar risks to those described in Item 1A, “Risk Factors”, in the Company’s 2024 Form 10-K.

The VIE’s assets can be used to settle only the VIE’s obligations and the creditors related to the VIE’s liabilities have no recourse against the general credit of the Company. The table below summarizes balances associated with Hidrogenii as reflected on our unaudited interim condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	As of
	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$408	$667
Prepaid expenses, tax credits and other current assets	7	242
Total current assets	415	909
Property, plant, and equipment, net	155,926	147,696
Total assets	156,341	148,605
Liabilities
Accounts payable	$1,780	$1,340
Accrued expenses	3,786	27
Total liabilities	5,566	1,367
Equity
Equity	$150,775	$147,238
Total equity	150,775	147,238
Total liabilities and equity	$156,341	$148,605

21. Subsequent Events

Secured Debenture Purchase Agreement

On May 5, 2025, the Company issued to Yorkville the initial tranche of secured debentures in the aggregate principal amount of $210.0 million pursuant to the Secured Debenture Purchase Agreement for a purchase price of $199.5 million. Under the Secured Debenture Purchase Agreement, Yorkville is committed to purchase a second tranche of secured debentures in an aggregate principal amount of up to $105.0 million for a purchase price of $99.8 million subject to the satisfaction of the closing conditions set forth therein. The Secured Debenture Purchase Agreement also permits the Company to sell to Yorkville a third uncommitted tranche of secured debentures in an aggregate principal amount of up to $210.0 million. All secured debentures issued under the Secured Debenture Purchase Agreement will incur interest at a rate of 15% per annum, which interest will increase to 25% per annum upon the occurrence of an Event of Default (as defined in the Secured Debenture Purchase Agreement) for so long as such event remains uncured and unwaived. The Company used a portion of the net proceeds from the initial tranche to retire $60.0 million of principal on the Company’s existing convertible debenture with Yorkville. As of the date of this filing, approximately $20.0 million of aggregate principal of the 6.00% Convertible Debenture remains outstanding. Within five days of the date on which the Company obtains stockholder approval to increase the number of its authorized shares of common stock, the Company will issue to Yorkville the Debenture Warrants to purchase 31,500,000 shares of common stock. The exercise price of the Debenture Warrants will be determined at the time of the issuance of the Debenture Warrants and will equal the lower of (i) the closing price of the Company’s common stock immediately preceding the issuance of the Debenture Warrants or (ii) the average closing price of the Company’s common stock for the five trading days immediately preceding the issuance of the Debenture Warrants.

March 2025 Offering

Subsequent to March 31, 2025, the Pre-Funded Warrants were exercised for 127,500,000 shares of the Company’s common stock for gross proceeds of $0.1 million.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim condensed consolidated financial statements and notes thereto included within this Quarterly Report on Form 10-Q, and our audited and notes thereto included in our 2024 Form 10-K. In addition to historical information, this Quarterly Report on Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases, you can identify these statements by forward-looking words such as “anticipate”, “believe”, “could”, “continue”, “estimate”, “expect”, “forecast”, “intend”, “may”, “should”, “will”, “would”, “plan”, “potential”, “project” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks discussed in the section titled “Risk Factors” included under Part I, Item 1A, in our 2024 Form 10-K and supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from these contained in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. These forward-looking statements speak only as of the date on which the statements were made. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

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

The amount of provision for the Amazon and Walmart warrants recorded as a reduction of revenue during the three months ended March 31, 2025 and 2024, respectively, is shown in the table below (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Sales of equipment, related infrastructure and other	$(892)	$(2,267)
Services performed on fuel cell systems and related infrastructure	(1,688)	(448)
Power purchase agreements	(2,120)	(1,074)
Fuel delivered to customers and related equipment	(4,424)	(706)
Total	$(9,124)	$(4,495)

Net revenue, cost of revenue, gross profit/(loss) and gross margin/(loss) for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin/(Loss)
For the three months ended March 31, 2025
Sales of equipment, related infrastructure and other	$63,506	$74,556	$(11,050)	(17.4)%
Services performed on fuel cell systems and related infrastructure	16,874	14,462	2,412	14.3%
Provision for loss contracts related to service	—	8,888	(8,888)	N/A
Power purchase agreements	23,210	49,932	(26,722)	(115.1)%
Fuel delivered to customers and related equipment	29,457	59,354	(29,897)	(101.5)%
Other	627	343	284	45.3%
Total	$133,674	$207,535	$(73,861)	(55.3)%
For the three months ended March 31, 2024
Sales of equipment, related infrastructure and other	$68,295	$135,125	$(66,830)	(97.9)%
Services performed on fuel cell systems and related infrastructure	13,023	12,957	66	0.5%
Provision for loss contracts related to service	—	15,745	(15,745)	N/A
Power purchase agreements	18,304	55,228	(36,924)	(201.7)%
Fuel delivered to customers and related equipment	18,286	58,573	(40,287)	(220.3)%
Other	2,356	1,711	645	27.4%
Total	$120,264	$279,339	$(159,075)	(132.3)%

Net Revenue

Revenue – sales of equipment, related infrastructure and other. Revenue from sales of equipment, related infrastructure and other represents sales of our GenDrive units, GenSure stationary backup power units, cryogenic delivery and storage, hydrogen liquefaction systems, electrolyzers and hydrogen fueling infrastructure (referred to at the site level as hydrogen installations). Revenue from sales of equipment, related infrastructure and other for the three months ended March 31, 2025 decreased $4.8 million, or 7.0%, to $63.5 million from $68.3 million for the three months ended March 31, 2024. Primarily contributing to the decrease in revenue was a decrease in sales of hydrogen infrastructure, sales of cryogenic equipment and liquefiers, sales of fuel cell systems and sales of engineered oil and gas equipment, partially offset by an increase in sales of electrolyzers. The decrease in revenue from sales of hydrogen infrastructure of $6.6 million was due to volume with one hydrogen site installation for the three months ended March 31, 2025 compared to three for the three months ended March 31, 2024. Additionally, there was a decrease of $2.7 million related to the sales of engineered oil and gas equipment from the Frames acquisition, for which sales are not expected to continue beyond current commitments. The decrease in revenue related to sales of fuel cell systems of $2.3 million was primarily due to a decrease in volume of GenDrive units sold, with 848 units sold for the three months ended March 31, 2025 compared to 1,298 units sold for the three months ended March 31, 2024. Additionally, revenue from sales of cryogenic equipment and liquefiers decreased $1.0 million for the three months ended March 31, 2025 primarily due to a slower rate of progress on existing liquefier projects as they near completion compared to the three months ended March 31, 2024, partially offset by a favorable product mix with respect to cryogenic equipment. Partially offsetting these decreases, revenue from sales of electrolyzers increased $7.9 million primarily due to progress on an existing electrolyzer project. Included in the changes described above, the provision for common stock warrants recorded as a reduction of revenue from sales of equipment, related infrastructure and other decreased to $0.9 million for the three months ended March 31, 2025 compared to $2.3 million for the three months ended March 31, 2024.

Revenue – services performed on fuel cell systems and related infrastructure. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2025 increased $3.9 million, or 29.6%, to $16.9 million from $13.0 million for the three months ended March 31, 2024. The increase in revenue from services performed on fuel cell systems and related infrastructure was primarily due to the increase in pricing of our service agreements and aftermarket sales, partially offset by an increase in the provision for common stock warrants. In addition, the average number of GenDrive units under maintenance contracts during the three months ended March 31, 2025 increased to 23,225 compared to 21,948 during the three months ended March 31, 2024. Included in the change described above, the provision for common stock warrants recorded as a reduction of revenue from services performed on fuel cell systems and related infrastructure increased to $1.7 million during the three months ended March 31, 2025 compared to $0.4 million during the three months ended March 31, 2024.

Revenue – power purchase agreements. Revenue from Power Purchase Agreements (“PPAs”) represents payments received from customers for power generated through the provision of equipment and service. Revenue from PPAs for the three months ended March 31, 2025 increased $4.9 million, or 26.8%, to $23.2 million from $18.3 million for the three months ended March 31, 2024. The increase in revenue was a result of an increase in pricing rates during the first quarter of 2025 compared to the first quarter of 2024, partially offset by an increase in the provision for common stock warrants. Included in the change described above, the provision for common stock warrants recorded as a reduction of revenue from PPAs increased to $2.1 million during the three months ended March 31, 2025 compared to $1.1 million during the three months ended March 31, 2024.

Revenue – fuel delivered to customers and related equipment. Revenue from fuel delivered to customers and related equipment represents the sale of hydrogen that has been purchased by the Company from a third party or generated at our hydrogen production plants. Revenue from fuel delivered to customers and related equipment during the three months ended March 31, 2025 increased $11.2 million, or 61.1%, to $29.5 million from $18.3 million during the three months ended March 31, 2024. The increase in revenue was primarily due to increased fuel prices negotiated with certain customers during the second quarter of 2024. Included in the change described above, the provision for common stock warrants recorded as a reduction of revenue from fuel delivered to customers and related equipment increased to $4.4 million for the three months ended March 31, 2025 compared to $0.7 million for the three months ended March 31, 2024.

Cost of Revenue

Cost of revenue – sales of equipment, related infrastructure and other. Cost of revenue from sales of equipment, related infrastructure and other includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary back-up power units, cryogenic delivery and storage, hydrogen liquefaction systems, electrolyzers and hydrogen fueling infrastructure (referred to at the site level as hydrogen installations). Cost of revenue from sales of equipment, related infrastructure and other during the three months ended March 31, 2025 decreased $60.5 million, or 44.8%, to $74.6 million from $135.1 million during the three months ended March 31, 2024. Primarily contributing to the decrease in cost of revenue was a decrease in sales of sales of fuel cell systems, sales of electrolyzers, hydrogen infrastructure, sales of cryogenic equipment and liquefiers and inventory valuation adjustments.

Cost of revenue related to sales of fuel cell systems decreased by $31.7 million primarily due to a decrease in volume of GenDrive units sold, with 848 units sold during the three months ended March 31, 2025 compared to 1,298 units sold during the three months ended March 31, 2024. Included in cost of revenue related to sales of fuel cell systems were inventory valuation adjustments of $4.7 million during the three months ended March 31, 2025 compared to $20.2 million during the three months ended March 31, 2024. The decrease in inventory valuation adjustments during the three months ended March 31, 2025 was primarily related to higher sales prices on recently signed contracts with customers resulting in decreased lower of cost or net realizable valuation adjustments.

Cost of revenue related to sales of electrolyzer stacks and systems decreased by $11.0 million primarily due to a decrease in inventory valuation adjustments, with $1.9 million recorded during the three months ended March 31, 2025 compared to $14.2 million during the three months ended March 31, 2024. The decrease in inventory valuation adjustments during the three months ended March 31, 2025 was primarily related to higher sales prices on recently signed contracts with customers resulting in decreased lower of cost or net realizable valuation adjustments.

The cost of revenue related to sales of hydrogen infrastructure decreased $10.4 million primarily due to the decrease in the number of hydrogen site installations, with one hydrogen site installation during the three months ended March 31, 2025 compared to three during the three months ended March 31, 2024. Included in cost of revenue related to sales of hydrogen infrastructure were inventory valuation adjustments of $0.3 million during the three months ended March 31, 2025 compared to $1.4 million during the three months ended March 31, 2024.

The cost of revenue related to sales of cryogenic equipment and liquefiers decreased $5.2 million during the three months ended March 31, 2025 primarily due to a slower rate of progress on existing liquefier projects as they near completion compared to the three months ended March 31, 2024, partially offset by a favorable product mix with respect to cryogenic equipment. Included in cost of revenue related to sales of cryogenic equipment and liquefiers were inventory valuation adjustments of $0.9 million during the three months ended March 31, 2025 compared to $1.5 million during the three months ended March 31, 2024.

Finally, there was a decrease in cost of revenue of $2.2 million related to a decrease in sales of engineered equipment from the Frames acquisition, for which sales are not expected to continue beyond current commitments.

Gross loss generated from sales of equipment, related infrastructure and other decreased to (17.4%) for the three months ended March 31, 2025 compared to (97.9%) for the three months ended March 31, 2024. The decrease in gross loss was primarily due to customer mix and the decrease in inventory valuation adjustments described above.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure during the three months ended March 31, 2025 increased $1.5 million, or 11.6%, to $14.5 million from $13.0 million during the three months ended March 31, 2024. The increase in cost of revenue was primarily due to volume as the average number of GenDrive units under maintenance contracts during the three months ended March 31, 2025 was 23,225 compared to 21,948 during the three months ended March 31, 2024. Included in cost of revenue related to services performed on fuel cell systems and related infrastructure were inventory valuation adjustments of $0 during the three months ended March 31, 2025 compared to $0.1 million during the three months ended March 31, 2024. Gross margin increased to 14.3% for the three months ended March 31, 2025 compared to 0.5% for the three months ended March 31, 2024. The increase in gross margin was primarily due to the increase in negotiated contract rates described above.

Cost of revenue – provision for loss contracts related to service. The Company recorded a provision for loss contracts related to service of $8.9 million during the three months ended March 31, 2025 compared to $15.7 million during the three months ended March 31, 2024. The Company decreased the provision primarily due to relatively flat costs of labor, parts and related overhead compared to the first quarter of 2024 in which there were higher fluctuations in costs.

Cost of revenue – power purchase agreements. Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment. Cost of revenue from PPAs during the three months ended March 31, 2025 decreased $5.3 million, or 9.6%, to $49.9 million from $55.2 million during the three months ended March 31, 2024. The decrease in cost was primarily due to a decrease in depreciation related to the Company’s right of use assets resulting from the Company’s annual impairment analysis conducted during the fourth quarter of 2024. Gross loss decreased to (115.1%) during the three months ended March 31, 2025 compared to (201.7%) during the three months ended March 31, 2024. The decrease in gross loss was primarily due to improved pricing and the reduction in cost described above.

Cost of revenue – fuel delivered to customers and related equipment. Cost of revenue from fuel delivered to customers and related equipment represents the purchase of hydrogen from suppliers and internally produced hydrogen that is ultimately sold to customers. Cost of revenue from fuel delivered to customers during the three months ended March 31, 2025 increased $0.8 million, or 1.3%, to $59.4 million from $58.6 million during the three months ended March 31, 2024. The increase was primarily due to higher costs of purchased fuel, partially offset by the recognition of the clean hydrogen production tax credit (“PTC”) of $1.8 million. Included in cost of revenue related to fuel delivered to customers and related equipment were inventory valuation adjustments of $0.5 million during the three months ended March 31, 2025 compared to $2.2 million during the three months ended March 31, 2024. Gross loss decreased to (101.5%) during the three months ended March 31, 2025 compared to (220.3%) during the three months ended March 31, 2024. The decrease in gross loss was primarily due to an increase in fuel internally produced by the Company and recognition of the PTC.

Expenses

Research and development. Research and development expenses include: materials to build development and prototype units, cash and non-cash stock compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities. Research and development expense for the three months ended March 31, 2025 decreased $7.9 million, or 31.3%, to $17.4 million from $25.3 million for the three months ended March 31, 2024. The decrease was primarily related to headcount reductions related to the 2025 Restructuring Plan, a decrease in system and component materials and a decrease in professional fees incurred.

Selling, general and administrative. Selling, general and administrative expenses include cash and non-cash stock compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services. Selling, general and administrative expenses for the three months ended March 31, 2025 increased $2.8 million, or 3.7%, to $80.8 million from $78.0 million for the three months ended March 31, 2024. The increase was primarily due to contract termination fees, partially offset by headcount reductions related to the 2025 Restructuring Plan and a decrease in professional fees incurred.

Restructuring. Expenses related to restructuring activities for the three months ended March 31, 2025 increased $11.2 million, or 185.4%, to $17.2 million from $6.0 million for the three months ended March 31, 2024. The increase was due to severance and benefits related to the 2025 Restructuring Plan, which impacted more employees than the 2024 Restructuring Plan.

Impairment. Impairment for the three months ended March 31, 2025 increased $0.8 million, or 274.6%, to $1.1 million from $0.3 million for the three months ended March 31, 2024. The increase was primarily related to the Company recording a higher impairment charge on long-lived assets due to the cancellation of certain projects during the three months ended March 31, 2025.

Change in fair value of contingent consideration. The change in fair value of contingent consideration is related to earn-outs for the Joule Processing LLC (“Joule”) and Frames Holding B.V. (“Frames”) acquisitions. The change in fair value of contingent consideration for the three months ended March 31, 2025 and 2024 was ($11.8) million and ($9.2) million, respectively. The decrease was primarily due to a decrease in the fair value of contingent consideration for Joule’s earn-out of $11.2 million during the three months ended March 31, 2025 due to changes in management assumptions.

Interest income. Interest income primarily consists of income generated by our investment holdings, restricted cash escrow accounts, and money market accounts. Interest income for the three months ended March 31, 2025 decreased $4.1 million compared to the three months ended March 31, 2024 primarily due to the decrease in the Company’s average restricted cash balance during the first quarter of 2025.

Interest expense. Interest expense consists of interest expense related to our long-term debt, convertible debt instruments, obligations under finance leases and our finance obligations. Interest expense for the three months ended March 31, 2025 increased $0.2 million compared to the three months ended March 31, 2024.

Other income/(expense), net. Other income/(expense), net primarily consists of gains and losses related to energy contracts and foreign currency. Other income/(expense), net for the three months ended March 31, 2025 increased $8.3 million to other income, net of $1.3 million for the three months ended March 31, 2025 compared to other expense, net of ($7.0) million for the three months ended March 31, 2024. The increase was primarily due to foreign currency gains, partially offset by losses related to energy contracts.

Loss on extinguishment of convertible debt instruments and debt. Loss on extinguishment of convertible debt instruments and debt consists of losses that arise from retirement of the Company’s convertible debenture, convertible senior notes and debt before maturity. For the three months ended March 31, 2025, the Company had loss on extinguishment of convertible debt instruments and debt of $3.7 million as compared to loss on extinguishment of convertible debt instruments and debt of $14.0 million for the three months ended March 31, 2024. The losses during the first quarter of 2024 were driven by the exchange of $138.8 million in aggregate principal amount of the Company’s 3.75% Convertible Senior Notes for $140.4 million in aggregate principal amount of the Company’s 7.00% Convertible Senior Notes.

Change in fair value of convertible debenture. Change in fair value of convertible debenture consists of losses that arise from the changes in fair value of the Company’s 6.00% Convertible Debenture. During the three months ended March 31, 2025, the Company recorded a change in fair value of convertible debenture of ($7.3) million as compared to a change in fair value of convertible debenture of $0 for the three months ended March 31, 2024. These losses are driven from the fair value changes that arose from the re-measurement of the Company’s 6.00% Convertible Debenture during the first quarter of 2025.

Loss on equity method investments. Loss on equity method investments consists of our interest in AccionaPlug S.L., which is our 50/50 joint venture with Acciona Generación Renovable, S.A., SK Plug Hyverse, which is our 49/51 joint venture with SK Innovation Co., Ltd, successor in interest to SK E&S Co., Ltd., and Clean H2 Infra Fund. For the three months ended March 31, 2025, the Company recorded a loss of $2.4 million on equity method investments compared to a loss of $13.1 million for the three months ended March 31, 2024. These losses are driven from the start-up activities for commercial and production operations of the aforementioned investments.

Income Taxes

The Company recorded $0 and $0.2 million of income tax expense for the three months ended March 31, 2025 and 2024, respectively. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets in the U.S., which remain fully reserved. With the exception of a few service entities mainly in Europe, all domestic and foreign deferred tax assets are offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

Liquidity and Capital Resources

A summary of our consolidated sources and uses of cash, cash equivalents and restricted cash was as follows (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Net cash (used in)/provided by:
Operating activities	$(105,568)	$(167,728)
Investing activities	(46,573)	(120,584)
Financing activities	193,232	283,065

Operating Activities

The net cash used in operating activities during the three months ended March 31, 2025 and 2024 was $105.6 million and $167.7 million, respectively. The decrease in net cash used in operating activities was primarily due to the decrease in net loss during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Other changes to net cash used in operating activities include a decrease in cash used related to inventory and deferred revenue and other contract liabilities as well as an increase in cash provided by prepaid expenses and other assets and accounts payable, accrued expenses, and other liabilities. Those changes were partially offset by a decrease in cash provided by accounts receivable, a decrease in non-cash inventory valuation adjustments during the three months ended March 31, 2025 and a decrease in non-cash loss on extinguishment of convertible debt instruments and debt.

Investing Activities

The net cash used in investing activities during the three months ended March 31, 2025 and 2024 was $46.6 million and $120.6 million, respectively. The decrease in net cash used in investing activities was primarily due to a decrease in purchases of property, plant and equipment during the three months ended March 31, 2025 as well as a decrease in contributions to equity method investments.

Financing Activities

The net cash provided by financing activities during the three months ended March 31, 2025 and 2024 was $193.2 million and $283.1 million, respectively. The decrease in cash provided by financing activities was primarily driven by a decrease in proceeds from public and private offerings as well as an increase in principal payments related to the Company’s convertible debenture.

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of approximately $196.9 million and $295.8 million during the three months ended March 31, 2025 and 2024, respectively, and had an accumulated deficit of $6.8 billion as of March 31, 2025. The Company’s working capital was $745.5 million as of March 31, 2025, which included unrestricted cash and cash equivalents of $295.8 million and current restricted cash of $196.1 million.

The future use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of our resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of capital, market conditions could adversely impact our ability to do so at that time and at terms favorable to the Company.

The Company has an “at-the-market” equity offering program with B. Riley Securities, Inc. (“B. Riley”) pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion under a sales agreement. The Company has the right at its sole discretion to direct B. Riley to act on a principal basis and purchase directly from the Company up to $11.0 million of shares of its common stock on any trading day if the Company’s market capitalization is more than $1.0 billion (or up to $10.0 million if the Company’s market capitalization is less than $1.0 billion) and up to

$55.0 million of shares in any calendar week if the Company’s market capitalization is more than $1.0 billion (or up to $30.0 million if the Company’s market capitalization is less than $1.0 billion). On February 23, 2024 and November 7, 2024, the Company and B. Riley amended the at-the-market equity program to increase the aggregate offering price of shares of common stock available for issuance under the program to $1.0 billion. The “at-the-market” equity offering program will terminate upon the earliest of (a) December 31, 2025 with respect to principal transactions and January 17, 2026 with respect to agency transactions, (b) the sale of all shares of common stock under the program or (c) termination of the sales agreement. During the three months ended March 31, 2025, the Company sold through the “at-the-market” equity offering program 5,154,177 shares of common stock at a weighted-average sales price of $1.69 per share for gross proceeds of $8.7 million with related issuance costs of $0.2 million. Of the aggregate gross sales price of $1.0 billion available, the Company has $986.2 million of availability remaining.

On November 12, 2024, the Company issued an unsecured convertible debenture in aggregate principal amount of $200.0 million (the “6.00% Convertible Debenture”) to YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”), in exchange for the payment of $190.0 million pursuant to the Debenture Purchase Agreement, dated as of November 11, 2024 (the “Debenture Purchase Agreement”). Yorkville may convert all or any portion of the principal amount of the 6.00% Convertible Debenture, together with any accrued and unpaid interest thereon, at a conversion price of $1.51. Under the Debenture Purchase Agreement, Yorkville is permitted in certain circumstances to convert up to $22.5 million aggregate principal amount of the 6.00% Convertible Debenture plus accrued and unpaid interest thereon, each calendar month beginning with December 2024, at a conversion price equal to the lower of the (1) $1.51 and (2) 97.25% of the lowest daily volume-weighted average price for the Company’s common stock during the three trading days immediately preceding the applicable conversion date (the “Market Price”); provided that such Market Price is not less than $0.3941. During the three months ended March 31, 2025, Yorkville converted $45.0 million aggregate principal amount of the 6.00% Convertible Debenture into cash and $30.0 million aggregate principal amount of the 6.00% Convertible Debenture into 10,440,906 shares of the Company’s common stock. As of the date of this filing, approximately $20.0 million of aggregate principal remains outstanding.

On February 10, 2025, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, pursuant to which the Company has the right, at its option, to sell to Yorkville up to $1.0 billion in the aggregate gross sales of its common stock, subject to certain limitations and conditions set forth therein. The Company has the right, but not the obligation, from time to time at its sole discretion to direct Yorkville to purchase directly from the Company up to $10.0 million shares of its common stock on any trading day. The SEPA expires on February 10, 2027.

On March 20, 2025, the Company sold 46,500,000 shares of its common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 138,930,464 shares of its common stock, and accompanying warrants (the “Common Warrants”) to purchase 185,430,464 shares of its common stock (the “Offering”) in a registered direct offering pursuant to an underwriting agreement with several underwriters. The Company received net proceeds from the Offering of $267.5 million, after deducting the underwriting discount and related expenses and excluding the proceeds, if any, from the exercise of the warrants. The Pre-Funded Warrants became exercisable immediately follow the closing date of the Offering with a term of three years and an exercise price of $0.001 per share of common stock. Subsequent to March 31, 2025, the Pre-Funded Warrants were exercised for 127,500,000 shares of common stock at an exercise price of $0.001 per share. The Common Warrants are exercisable at any time on or after six months after the date of issuance with a term of three years and an exercise price of $2.00 per share of common stock. If all of the Common Warrants in the Offering were to be exercised in cash at their exercise price, the Company would receive additional gross proceeds of approximately $371.0 million.

On May 5, 2025, the Company issued the initial tranche of secured debentures in the aggregate principal amount of $210.0 million pursuant to the Secured Debenture Purchase Agreement (the “Secured Debenture Purchase Agreement”) with Yorkville for a purchase price of $199.5 million. Under the Secured Debenture Purchase Agreement, Yorkville is committed to purchase a second tranche of secured debentures in an aggregate principal amount of up to $105.0 million for a purchase price of $99.8 million subject to the satisfaction of the closing conditions set forth therein. The Secured Debenture Purchase Agreement also permits the Company to sell to Yorkville a third uncommitted tranche of secured debentures in an aggregate principal amount of up to $210.0 million. All secured debentures issued under the Secured Debenture Purchase Agreement will incur interest at a rate of 15% per annum, which interest will increase to 25% per annum upon the occurrence of an Event of Default (as defined in the Secured Debenture Purchase Agreement) for so long as such event remains uncured and unwaived. The Company used a portion of the net proceeds from the closing of the initial tranche to retire $60.0 million of principal on the Company’s existing convertible debenture with Yorkville. Within five days of the date on which the Company obtains stockholder approval to increase the number of its authorized shares of common stock, the Company will issue to Yorkville a warrant to purchase 31,500,000 shares of common stock (“Debenture Warrants”). The exercise price of the Debenture Warrants will be determined at the time of the issuance of the Debenture Warrants and will equal the lower of (i) the closing price of the Company’s common stock immediately preceding the issuance of the Debenture Warrants or (ii) the average closing price of the Company’s common stock for the five trading days immediately preceding the issuance of the Debenture Warrants.

In addition to the proceeds described above, the Company expects to have savings resulting from the restructuring plan announced in March 2025 (the “2025 Restructuring Plan”). The 2025 Restructuring Plan includes initiatives to reduce our workforce, realign the Company’s manufacturing footprint and streamline the organization to enhance operational efficiency and improve overall liquidity. The expected annual savings from the 2025 Restructuring Plan are expected to be significant and will begin to be realized beginning in the second half of 2025.

The Company believes that its working capital, cash position and restricted cash to be released over the next 12 months, together with its right to direct B. Riley to purchase shares from the Company under the “at-the-market” equity offering program, its right to direct Yorkville to purchase shares from the Company under the SEPA, and the Secured Debenture Purchase Agreement with Yorkville, will be sufficient to fund its on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited interim condensed consolidated financial statements.

The Company’s significant obligations consisted of the following as of March 31, 2025:

(i)	Operating and finance leases totaling $306.5 million and $33.2 million, respectively, of which $75.5 million and $14.1 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers.

(ii)	Finance obligations totaling $330.7 million, of which approximately $83.0 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions.

(iii)	Convertible debt instruments totaling $313.7 million, of which $58.4 million is due within the next twelve months. See Note 9, “Convertible Debt Instruments”, for more details.

(iv)	Capital commitments totaling $0.3 million related to the Company’s equity method investments, of which all $0.3 million is due within the next 12 months. See Note 6, “Investments”, for more details.

(v)	Future payments under non-cancelable unconditional purchase obligations with a remaining term in excess of one year totaling $146.7 million, of which $43.7 million is due within the next 12 months. See Note 16, “Commitments and Contingencies”, for more details.

(vi)	Contingent consideration with an estimated fair value of approximately $43.4 million, of which $26.8 million is due within the next 12 months. See Note 7, “Fair Value Measurements”, for more details.

Public and Private Offerings of Equity and Debt

March 2025 Offering

On March 20, 2025, the Company sold to several underwriters in a registered direct offering 46,500,000 shares of its common stock, Pre-Funded Warrants to purchase 138,930,464 shares of its common stock, and accompanying

Common Warrants to purchase 185,430,464 shares of its common stock for aggregate gross proceeds of $279.9 million with $11.9 million of underwriting discounts and $0.5 million of related issuance costs.

The Pre-Funded Warrants became exercisable immediately following the closing date of the Offering with a term of three years and an exercise price of $0.001 per share of common stock. Subsequent to March 31, 2025, the Pre-Funded Warrants were exercised for 127,500,000 shares of common stock at an exercise price of $0.001 per share. Refer to Note 21, “Subsequent Events”, for additional information. The Common Warrants are exercisable at any time on or after six months after the date of issuance with a term of three years and an exercise price of $2.00 per share of common stock. If all of the Common Warrants in the Offering were to be exercised in cash at their exercise price, the Company would receive additional gross proceeds of approximately $371.0 million.

Each Common Warrant or Pre-Funded Warrant is exercisable solely by means of a cash exercise, except that a Common Warrant or Pre-Funded Warrant will be exercisable via cashless exercise if at the time of exercise, a registration statement registering the issuance of the shares of common stock underlying the Common Warrants and Pre-Funded Warrants (the “2025 Warrant Shares”) under the Securities Act is not then effective or the prospectus contained therein is not available for the issuance of the 2025 Warrant Shares. The Common Warrants and Pre-Funded Warrants include certain rights upon “fundamental transactions” as described in the Common Warrants and Pre-Funded Warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of common stock in such fundamental transaction with respect to the unexercised portion of the applicable Common Warrants or Pre-Funded Warrants immediately prior to such fundamental transaction. Alternatively, the holder of a Common Warrant shall have the right to receive the cash value of the remaining unexercised portion of its Common Warrants upon a fundamental transaction, such value to be calculated using the Black-Scholes Option Pricing Model, as described in the Common Warrants. A holder of the Common Warrants or Pre-Funded Warrants (together with its affiliates) may not exercise any portion of a Common Warrant or Pre-Funded Warrant to the extent that the holder would beneficially own more than 4.99% (or, as may be increased upon written notice at the election of the holder, up to 9.99%) of the Company’s outstanding Common Stock immediately after exercise.

The Pre-Funded Warrants and Common Warrants are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise.

“At-the-Market” Equity Offering Program

On January 17, 2024, the Company entered into the At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley, pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion. As of February 23, 2024, the Company had $697.9 million authorized for issuance remaining under the ATM Sales Agreement. On February 23, 2024, the Company amended the ATM Sales Agreement to, among other things, increase the amount of shares of the Company’s common stock available for sale under the ATM Sales Agreement to $1.0 billion. On November 7, 2024, the Company amended the ATM Sales Agreement to, among other things, increase the amount of shares of the Company’s common stock available for sale under the amended ATM Sales Agreement to $1.0 billion. During the three months ended March 31, 2025, the Company sold 5,154,177 shares of common stock at a weighted-average sales price of $1.69 per share for gross proceeds of $8.7 million with related issuance costs of $0.2 million. Of the aggregate gross sales price of $1.0 billion available, the Company has $986.2 million of availability remaining.

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

The Debenture Purchase Agreement provides that Yorkville may convert all or any portion of the principal amount of the 6.00% Convertible Debenture, together with any accrued and unpaid interest thereon, at an initial conversion price of $2.90 (the “Fixed Price”), representing a conversion premium of 146% to the last reported sale price of the Company’s common stock on November 11, 2024. The Fixed Price is subject to adjustment in certain circumstances including if the Company issues shares of common stock at price per share that is less than the Fixed Price or certain convertible securities with a conversion price that is less than the Fixed Price (the “Dilutive Price”), in which case the Fixed Price would be adjusted to equal the Dilutive Price, subject to certain exceptions. On March 20, 2025, the Company issued shares of common stock at a price of $1.51 in the Offering, which reduced the Fixed Price of the 6.00% Convertible Debenture from $2.90 to a Dilutive Price of $1.51. Refer to Note 11, “Stockholders’ Equity”, and Note 21, “Subsequent Events”, for additional information.

In certain circumstances, Yorkville will be permitted to convert up to $22.5 million aggregate principal amount of the 6.00% Convertible Debenture plus accrued and unpaid interest thereon, each calendar month beginning with December 2024, at a conversion price equal to the lower of the (1) Fixed Price and (2) 97.25% of the lowest daily volume-weighted average price for the Company’s common stock during the three trading days immediately preceding the applicable conversion date (the “Market Price”); provided that such Market Price is not less than $0.3941 (the “Floor Price”). During the three months ended March 31, 2025, Yorkville converted $45.0 million aggregate principal amount of the 6.00% Convertible Debenture into cash and $30.0 million aggregate principal amount of the 6.00% Convertible Debenture into 10,440,906 shares of the Company’s common stock.

The following table shows change in the carrying amount of the 6.00% Convertible Debenture (in thousands):

Three months ended
March 31, 2025
Beginning balance as of December 31, 2024	$173,150
Payments of principal settled in cash	(45,000)
Payment of principal settled in common stock	(30,000)
Loss on extinguishment of convertible debenture	2,416
Change in fair value of the convertible debenture	7,338
Amortization of discount	746
Ending balance as of March 31, 2025	$108,650

The Company incurred losses on extinguishment of convertible debt instruments and debt of $3.7 million during the three months ended March 31, 2025, of which $2.4 million was due to the difference between the carrying amount of the 6.00% Convertible Debenture and principal settled in cash, as noted above, and $1.3 million was due to a premium cost on the principal settled in cash of the 6.00% Convertible Debenture.

The following table summarizes the total interest expense and effective interest rate related to the 6.00% Convertible Debenture for the three months ended March 31, 2025 (in thousands, except for the effective interest rate):

Three months ended
March 31, 2025
Interest expense	$1,881
Amortization of discount	746
Total	$2,627
Effective interest rate	8.8%

7.00% Convertible Senior Notes

As of March 31, 2025 and December 31, 2024, the 7.00% Convertible Senior Notes consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Principal amounts:
Principal	$140,396	$140,396
Unamortized debt premium, net of offering costs(1)	6,231	7,514
Net carrying amount	$146,627	$147,910
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible debt instruments, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 7.00% Convertible Senior Notes for the three months ended March 31, 2025 and 2024 (in thousands, except for the effective interest rate):

	Three months ended
	March 31, 2025	March 31, 2024
Interest expense	$2,423	$296
Amortization of premium	(1,284)	(159)
Total	$1,139	$137
Effective interest rate	3.0%	3.0%

There were no conversions of the 7.00% Convertible Senior Notes during the three months ended March 31, 2025 and 2024. The estimated fair value of the 7.00% Convertible Senior Notes as of March 31, 2025 and December 31, 2024  was approximately $121.4 million and $112.5 million, respectively. The fair value estimation was primarily based on a quoted price in an active market.

3.75% Convertible Senior Notes

As of March 31, 2025 and December 31, 2024, the 3.75% Convertible Senior Notes consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Principal amounts:
Principal	$58,462	$58,462
Unamortized debt issuance costs(1)	(78)	(189)
Net carrying amount	$58,384	$58,273
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible debt instruments, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 3.75% Convertible Senior Notes for the three months ended March 31, 2025 and 2024 (in thousands, except for the effective interest rate):

	Three months ended
	March 31, 2025	March 31, 2024
Interest expense	$548	$1,690
Amortization of debt issuance costs	111	316
Total	$659	$2,006
Effective interest rate	4.5%	4.5%

There were no conversions of the 3.75% Convertible Senior Notes during the three months ended March 31, 2025 and 2024. The estimated fair value of the 3.75% Convertible Senior Notes as of March 31, 2025 and December 31, 2024 was approximately $57.2 million and $44.9 million, respectively. The fair value estimation was primarily based on a quoted price in an active market.

Amazon Transaction Agreement in 2022

As of March 31, 2025 and December 31, 2024, the balance of the contract asset related to the warrant was $31.9 million and $33.2 million, respectively, which was recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, 3,000,000 of the shares related to the warrant had vested and none of the shares had been exercised. During the three months ended March 31, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended March 31, 2025 and 2024 was $3.4 million and $0.7 million, respectively.

Amazon Transaction Agreement in 2017

As of March 31, 2025 and December 31, 2024, all 55,286,696 of the shares related to the warrant had vested and the warrant was exercised with respect to 34,917,912 shares of the Company’s common stock. During the three months ended March 31, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended March 31, 2025 and 2024 was $0.1 million and $0.1 million, respectively.

Walmart Transaction Agreement

As of March 31, 2025 and December 31, 2024, the balance of the contract asset related to the warrant was $1.9 million and $2.6 million, respectively, which was recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, 42,556,206 and 40,010,108 of the shares related to the warrant had vested, respectively, and the warrant was exercised with respect to 13,094,217 shares of the Company’s common stock. During the three months ended March 31, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended March 31, 2025 and 2024 was $5.6 million and $3.7 million, respectively.

Restricted Cash

In connection with certain of the noted sale/leaseback agreements, cash of $443.7 million and $476.2 million was required to be restricted as security as of March 31, 2025 and December 31, 2024, respectively, which will be released over the lease term. As of March 31, 2025 and December 31, 2024, the Company also had certain letters of credit backed by security deposits totaling $255.6 million and $276.4 million, respectively, of which $225.3 million and $242.7 million are security for the noted sale/leaseback agreements, respectively, and $30.3 million and $33.7 million are letters of credit related to customs and other transactions, respectively.

As of March 31, 2025 and December 31, 2024, the Company had $73.8 million and $73.7 million, respectively, held in escrow related to the construction of certain hydrogen production plants.

The Company also had $1.2 million of consideration held by our paying agent in connection with the Joule acquisition reported as restricted cash as of March 31, 2025 and December 31, 2024 with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheets. The Company also had $0.1 million of consideration held by our paying agent in connection with the acquisition of two subsidiaries of Cryogenic Industrial Solutions, LLC, Alloy Custom Products, LLC, and WesMor Cryogenics, LLC (collectively, “CIS”), reported as restricted cash as of March 31, 2025 and December 31, 2024 with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheets. Additionally, the Company had $6.4 million and $7.4 million in restricted cash as collateral resulting from the Frames acquisition as of March 31, 2025 and December 31, 2024, respectively, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheets.

DOE Loan Guarantee

On January 16, 2025, Plug Power Energy Loan Borrower LLC, a wholly owned indirect subsidiary of the Company, finalized a loan guarantee of up to $1.66 billion with the U.S. Department of Energy (the “DOE”) through the DOE’s Loan Program Office to finance the development, construction, and ownership of up to six green hydrogen production facilities. The Company incurred $15.2 million of closing fees of which the Company recorded amortization of $0.6 million during the three months ended March 31, 2025. Of the net $14.6 million capitalized closing fees, $2.9 million and $11.7 million are included in prepaid expenses, tax credits, and other current assets and other assets, respectively, on the unaudited interim condensed consolidated balance sheets.

Guarantee

On May 30, 2023, HyVia entered into a government grant agreement with Bpifrance. As part of the agreement, our wholly-owned subsidiary, Plug Power France, was required to issue a guarantee to Bpifrance in the amount of €20.0 million through the end of January 2027. Plug Power France is liable to the extent of the guarantee for sums due to Bpifrance from HyVia under the agreement based on the difference between the total amount paid by Bpifrance and the final amount certified by HyVia and Bpifrance. As part of the agreement, there were certain milestones that HyVia was required to meet, and the nonperformance of these milestones or termination of this agreement could result in this guarantee being called upon. As of March 31, 2025, no payments related to this guarantee have been made, however the Company recorded a liability of $2.1 million related to this guarantee based on the Company’s estimate of the guarantee being called upon.

Unconditional Purchase Obligations

The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of supplier arrangements, take or pay contracts and service agreements. For certain vendors, the Company’s unconditional obligation to purchase a minimum quantity of raw materials at an agreed upon price is fixed and determinable while certain other raw material costs will vary due to product forecasting and future economic conditions.

Future payments under non-cancelable unconditional purchase obligations with a remaining term in excess of one year as of March 31, 2025, were as follows (in thousands):

Remainder of 2025	$31,028
2026	50,782
2027	64,852
2028	—
2029	—
2030 and thereafter	—
Total	146,662

Restructuring

In March 2025, the Company announced the 2025 Restructuring Plan. The 2025 Restructuring Plan includes initiatives to reduce our workforce, realign the Company’s manufacturing footprint and streamline the organization to enhance operational efficiency and improve overall liquidity. We began executing the 2025 Restructuring Plan in March 2025 and expect the 2025 Restructuring Plan to be completed in the second half of 2025, subject to local law and consultation requirements.

In February 2024, the Company announced a restructuring plan (the “2024 Restructuring Plan”). The 2024 Restructuring Plan includes strategic moves to enhance our financial performance and ensure long-term value creation in a competitive market. We approved a comprehensive initiative that encompassed a broad range of measures, including operational consolidation, strategic workforce adjustments, and various other cost-saving actions). These measures were aimed at increasing efficiency, improving scalability, and maintaining our leadership position in the renewable energy industry. We began executing the 2024 Restructuring Plan in February 2024 and it was effectively completed during the fourth quarter of 2024.

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

During the three months ended March 31, 2025 and 2024, we incurred $17.2 million and $6.0 million in restructuring costs, respectively, in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. The following table reflects the category of restructuring charges incurred during the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Employee severance and benefit arrangements	$15,887	$5,215
Legal and professional fees	171	796
Contract termination costs	1,096	—
Total restructuring charges	$17,154	$6,011

The accrued restructuring balances as of March 31, 2025 and December 31, 2024 were recorded in the accrued expenses financial statement line item in the unaudited interim condensed consolidated balance sheets. Restructuring activities related to the 2025 and 2024 Restructuring Plans were as follows (in thousands):

	2025 Restructuring Plan	2024 Restructuring Plan
Accrued balance as of December 31, 2024	$—	$129
Accruals and adjustments	15,753	4
Cash payments	—	—
Accrued balance as of March 31, 2025	$15,753	$133

As of March 31, 2025, total accrued expenses related to restructuring activities were comprised of (1) $14.5 million of employee severance and benefit arrangements, (2) $0.3 million of legal and professional services costs, and (3) $1.1 million of contract termination costs.

We estimate that we will incur future restructuring costs related to employee severance and benefit arrangements in the range of $1.4 million to $3.0 million. In addition, we expect to incur future restructuring costs related to legal and professional fees and contract termination costs as well as facility exit costs during 2025; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in the second half of 2025. The actual timing and amount of costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.

Loss Accrual

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for sales of equipment, related infrastructure and other that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts (in thousands):

	Three months ended	Year ended
	March 31, 2025	December 31, 2024
Beginning balance	$134,356	$137,853
Provision for loss accrual	9,460	45,226
Releases to service cost of sales	(11,825)	(51,578)
Increase to loss accrual related to customer warrants	(572)	3,313
Foreign currency translation adjustment	319	(458)
Ending balance	$131,738	$134,356

Product Warranty Reserve

On a quarterly basis, we evaluate our product warranty reserve. The Company applies a failure rate based on product type on a contract-by-contract basis to determine its product warranty reserve liability. The Company’s product warranty reserve liability balance as of March 31, 2025 and December 31, 2024 was $12.4 million and $12.1 million, respectively.

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

There have been no changes in our critical accounting estimates from those reported in our 2024 Form 10-K.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

There have been no significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

Recently Issued and Not Yet Adopted Accounting Pronouncements

Other than the accounting standards mentioned in our 2024 Form 10-K, all issued but not yet effective accounting and reporting standards as of March 31, 2025 are either not applicable to the Company or are not expected to have a material impact on the Company.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no material change from the information provided in the Company’s 2024 Form 10-K under the section titled Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 16, “Commitments and Contingencies”, within Item 1 of this Quarterly Report on Form 10-Q for a discussion regarding material legal proceedings.

Except as otherwise noted, there have been no material developments in legal proceedings. For previously reported information about legal proceedings, refer to Note 23, “Commitments and Contingencies”, of the notes to the Company’s consolidated financial statements in the 2024 Form 10-K.

Item 1A – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the Company’s business, financial condition or future results discussed in the Company’s 2024 Form 10-K in Part I, Item 1A “Risk Factors”. The risks described in the 2024 Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. As a supplement to the risk factors identified in the 2024 Form 10-K, below we have set forth updated risk factors. Other than as provided below, there have been no material changes to the risk factors identified in the 2024 Form 10-K.

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

The debentures issued under the Secured Debenture Purchase Agreement impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The debentures issued under the Secured Debenture Purchase Agreement impose significant operating and financial restrictions on us and our subsidiaries. These restrictions limit our ability, and the ability of our subsidiaries, to, among other things:

•	incur or guarantee additional debt or issue disqualified stock or certain preferred stock;
•	create or incur liens;
•	make any dividends, redeem stock, or make certain other distributions;
•	make certain investments;
•	create restrictions on the ability of our subsidiaries to pay dividends to us or make other intercompany transfers;
•	transfer or sell assets;
•	merge or consolidate; and
•	enter into certain transactions with affiliates;

As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional indebtedness or conduct equity or debt financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lender or amend the covenants.

Our failure to comply with the restrictive covenants described above, as well as other terms of our indebtedness or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date and/or face insolvency proceedings. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(a)	Item 2.05: Costs Associated with Exit or Disposal Activities

On March 3, 2025, the Company announced the 2025 Restructuring Plan designed to reduce its annual operational expenses. Part of the Company’s cost-reduction initiative included strategic workforce adjustments (the “Workforce Adjustment Plan”). As a result of the Workforce Adjustment Plan, the Company expects to reduce its current workforce by more than 500 full-time employees. In connection with the Workforce Adjustment Plan, the Company has incurred $15.9 million in termination costs, including severance and employee benefit arrangements. The Company also expects to incur additional charges between $1.4 million and $3.0 million for termination costs in the second half of 2025 as the Company finalizes the restructuring plan and negotiations with relevant European works council(s) in compliance with applicable regulations relevant to foreign jurisdictions. The actual charge that the Company expects to incur and the timing thereof are subject to a number of assumptions, including local law and consultation requirements in various jurisdictions, and may differ from current expectations and such differences may be material. The Company may also incur charges and expenditures not currently contemplated due to unanticipated events that may occur in connection with the Workforce Adjustment Plan. The Company anticipates completing its restructuring activities in the second half of 2025.

Item 5.02: Departure of Directors and Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On May 12, 2025, Martin D. Hull notified the Company’s Board of Directors that he would be retiring during 2025. In connection with this transition, he will step down as Controller and Chief Accounting Officer of the Company, effective as of May 12, 2025, and assume the role of Vice President, Finance. Paul Middleton, the Company’s Chief Financial Officer, will assume the role of Chief Accounting Officer and the Company is working on promoting someone internally to Corporate Controller.

(c)	Director and Officer Trading Arrangements

On March 13, 2025, Jose Luis Crespo, the Company’s Chief Revenue Officer, adopted a new stock trading plan established pursuant to Rule 10b5-1 of the Exchange Act (the “New Plan”), which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), and which provides for (1) the sale of 37,300 shares of the Company’s common stock on June 11, 2025 and (2) the purchase of 37,300 shares of the Company’s common stock from December 15, 2025 through March 11, 2026. The New Plan was adopted during an open insider trading window. There were no other Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements adopted, terminated, or modified by the Company’s directors or executive officers during the three months ended March 31, 2025.

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

3.9	Seventh Amended and Restated By-laws of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 26, 2024 and incorporated by reference herein)
4.1	Form of Common Warrant (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on March 20, 2025 and incorporated by reference herein)
4.2	Form of Pre-Funded Warrant (filed as Exhibit 4.2 to Plug Power Inc.’s Current Report on Form 8-K filed on March 20, 2025 and incorporated by reference herein)
10.1

Note Purchase Agreement, dated January 16, 2025, by and among Plug Power Energy Loan Borrower LLC, the U.S. Department of Energy, and the Federal Financing Bank (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on January 23, 2025 and incorporated by reference herein)

10.2

Future Advance Promissory Note of Plug Power Energy Loan Borrower LLC, dated January 16, 2025 (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on January 23, 2025 and incorporated by reference herein)

10.3

Loan Guarantee Agreement, dated January 16, 2025, by and between Plug Power Energy Loan Borrower LLC, Plug Power Limestone, LLC, and the U.S. Department of Energy (filed as Exhibit 10.3 to Plug Power Inc.’s Current Report on Form 8-K filed on January 23, 2025 and incorporated by reference herein)

10.4

Standby Equity Purchase Agreement, dated February 10, 2025, between Plug Power Inc. and YA II PN, LTD (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on February 10, 2025 and incorporated by reference herein)

10.5

Underwriting Agreement, dated March 19, 2025, by and among Plug Power Inc. and Oppenheimer & Co. Inc., as representative of the several underwriters named in Schedule I thereto (filed as Exhibit 1.1 to Plug Power Inc.’s Current Report on Form 8-K filed on March 20, 2025 and incorporated by reference herein)

10.6

Secured Debenture Purchase Agreement, dated as of April 28, 2025, by and between Plug Power Inc. and YA II PN, Ltd., as buyer (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 28, 2025 and incorporated by reference herein)

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

PLUG POWER INC.

Date: May 12, 2025	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)