Form 10-Q
period 2025-06-30
PLUG POWER INC
filed 2025-08-11
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

The number of shares of common stock, par value of $.01 per share, outstanding as of August 6, 2025 was 1,154,840,742 shares.

PART 1.  FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$140,736	$205,693
Restricted cash	195,443	198,008
Accounts receivable, net of allowance of $42,384 as of June 30, 2025 and $37,712 as of December 31, 2024	138,743	157,244
Inventory, net	643,926	682,642
Contract assets	97,714	94,052
Prepaid expenses, tax credits, and other current assets	113,435	139,845
Total current assets	1,329,997	1,477,484

Restricted cash	540,622	637,008
Property, plant, and equipment, net	910,144	866,329
Right of use assets related to finance leases, net	55,017	51,822
Right of use assets related to operating leases, net	215,310	218,081
Equipment related to power purchase agreements and fuel delivered to customers, net	129,456	144,072
Contract assets	23,125	23,963
Intangible assets, net	81,043	84,660
Investments in non-consolidated entities and non-marketable equity securities	46,196	85,494
Other assets	22,870	13,933
Total assets(A)	$3,353,780	$3,602,846

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$152,060	$180,966
Accrued expenses	105,173	103,145
Deferred revenue and other contract liabilities	107,063	144,093
Operating lease liabilities	72,478	71,250
Finance lease liabilities	14,147	12,802
Finance obligations	81,368	83,129
Current portion of convertible debt instruments, net	145,318	58,273
Current portion of long-term debt (of which $64,000 was measured at fair value as of June 30, 2025 and $0 was measured at fair value as of December 31, 2024)	64,936	946
Contingent consideration, loss accrual for service contracts, and other current liabilities (of which $25,017 was measured at fair value as of June 30, 2025 and $28,954 was measured at fair value as of December 31, 2024)	93,223	93,885
Total current liabilities	835,766	748,489

Deferred revenue and other contract liabilities	40,624	58,532
Operating lease liabilities	227,319	242,148
Finance lease liabilities	22,471	22,778
Finance obligations	228,609	264,318
Convertible debt instruments, net (of which $173,150 was measured at fair value as of December 31, 2024)	—	321,060
Long-term debt (of which $133,861 was measured at fair value as of June 30, 2025 and $0 was measured at fair value as of December 31, 2024)	135,325	1,932
Contingent consideration, loss accrual for service contracts, and other liabilities (of which $16,913 was measured at fair value as of June 30, 2025 and $31,792 was measured at fair value as of December 31, 2024)	99,706	135,833
Total liabilities(A)	1,589,820	1,795,090

Stockholders’ equity:
Common stock, $.01 par value per share; 1,500,000,000 shares authorized; Issued (including shares in treasury): 1,165,714,048 as of June 30, 2025 and 934,126,897 as of December 31, 2024	11,658	9,342
Additional paid-in capital	8,789,434	8,430,537
Accumulated other comprehensive income/(loss)	3,478	(2,502)
Accumulated deficit	(7,018,200)	(6,594,445)
Less common stock in treasury: 18,494,066 as of June 30, 2025 and 20,230,043 as of December 31, 2024	(105,304)	(108,795)
Total Plug Power Inc. stockholders’ equity	1,681,066	1,734,137
Non-controlling interest(A)	82,894	73,619
Total stockholders’ equity	1,763,960	1,807,756
Total liabilities and stockholders’ equity	$3,353,780	$3,602,846

(A)	Includes balances associated with a consolidated variable interest entity (“VIE”), including amounts reflected in “total assets” that can only be used to settle obligations of the VIE of $169,947 and $148,605 as of June 30, 2025 and December 31, 2024, respectively, as well as liabilities of the VIE reflected within “total liabilities” for which creditors do not have recourse to the general credit of Plug Power Inc. of $4,158 and $1,367 as of June 30, 2025 and December 31, 2024, respectively. Refer to Note 20, “Variable Interest Entities”, for additional information.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenue:
Sales of equipment, related infrastructure and other	$99,173	$76,788	$162,679	$145,083
Services performed on fuel cell systems and related infrastructure	16,367	13,034	33,241	26,057
Power purchase agreements	23,633	19,674	46,843	37,978
Fuel delivered to customers and related equipment	34,399	29,887	63,856	48,173
Other	398	3,967	1,025	6,323
Net revenue	173,970	143,350	307,644	263,614
Cost of revenue:
Sales of equipment, related infrastructure and other	117,280	129,911	191,836	265,036
Services performed on fuel cell systems and related infrastructure	9,996	13,730	24,458	26,687
(Benefit)/provision for loss contracts related to service	(10,832)	16,484	(1,944)	32,229
Power purchase agreements	45,272	54,312	95,204	109,540
Fuel delivered to customers and related equipment	65,636	58,317	124,990	116,890
Other	83	1,851	426	3,562
Total cost of revenue	227,435	274,605	434,970	553,944

Gross loss	(53,465)	(131,255)	(127,326)	(290,330)

Operating expenses:
Research and development	12,193	18,940	29,550	44,220
Selling, general and administrative	87,893	85,144	168,732	163,103
Restructuring	2,964	1,629	20,118	7,640
Impairment	20,599	3,937	21,663	4,221
Change in fair value of contingent consideration	(168)	3,768	(11,987)	(5,432)
Total operating expenses	123,481	113,418	228,076	213,752

Operating loss	(176,946)	(244,673)	(355,402)	(504,082)

Interest income	5,845	7,795	10,998	17,072
Interest expense	(15,938)	(9,511)	(27,424)	(20,836)
Other income/(expense), net	3,817	(9,080)	5,107	(16,076)
Loss on extinguishment of convertible debt instruments and debt	(5,475)	—	(9,127)	(14,047)
Change in fair value of convertible debenture	9,240	—	1,902	—
Change in fair value of debt	(3,408)	—	(3,408)	—
Loss on equity method investments	(45,850)	(7,240)	(48,220)	(20,353)

Loss before income taxes	$(228,715)	$(262,709)	$(425,574)	$(558,322)

Income tax (expense)/benefit	(12)	376	(12)	213

Net loss	$(228,727)	$(262,333)	$(425,586)	$(558,109)

Net loss attributable to non-controlling interest	(1,628)	—	(1,831)	—

Net loss attributable to Plug Power Inc.	$(227,099)	$(262,333)	$(423,755)	$(558,109)

Net loss per share attributable to Plug Power Inc.:
Basic and diluted	$(0.20)	$(0.36)	$(0.41)	$(0.81)

Weighted average number of common stock outstanding	1,126,627,283	736,848,684	1,036,697,246	688,900,904

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(228,727)	$(262,333)	$(425,586)	$(558,109)
Other comprehensive income:
Foreign currency translation gain	8,709	7,084	5,980	4,853
Comprehensive loss, net of tax	$(220,018)	$(255,249)	$(419,606)	$(553,256)
Less: comprehensive loss attributable to non-controlling interest	(1,628)	—	(1,831)	—
Total comprehensive loss attributable to Plug Power Inc.	$(218,390)	$(255,249)	$(417,775)	$(553,256)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated				Total
			Additional	Other				Plug Power		Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’	Non-controlling	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Shares	Amount	Deficit	Equity	Interests	Equity
December 31, 2024	934,126,897	$9,342	$8,430,537	$(2,502)	20,230,043	$(108,795)	$(6,594,445)	$1,734,137	$73,619	$1,807,756
Net loss	—	—	—	—	—	—	(196,656)	(196,656)	(203)	(196,859)
Other comprehensive loss	—	—	—	(2,729)	—	—	—	(2,729)	—	(2,729)
Stock-based compensation	1,545,763	15	11,072	—	—	—	—	11,087	—	11,087
Public offerings, common stock, net of issuance costs	51,654,177	517	275,536	—	—	—	—	276,053	—	276,053
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	(157,005)	(2)	2	—	—	—	—	—	—	—
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	27,027	(49)	—	(49)	—	(49)
Provision for common stock warrants	—	—	7,049	—	—	—	—	7,049	—	7,049
Additional paid-in capital due to contributions to consolidated VIE	—	—	(1,971)	—	—	—	—	(1,971)	1,971	—
Principal payment of convertible debenture settled in common stock	10,440,906	105	30,174	—	—	—	—	30,279	—	30,279
March 31, 2025	997,610,738	$9,977	$8,752,399	$(5,231)	20,257,070	$(108,844)	$(6,791,101)	$1,857,200	$75,387	$1,932,587
Net loss	—	—	—	—	—	—	(227,099)	(227,099)	(1,628)	(228,727)
Other comprehensive income	—	—	—	8,709	—	—	—	8,709	—	8,709
Stock-based compensation	2,947,415	29	13,051	—	—	—	—	13,080	—	13,080
Warrants issued with 15.00% Secured Debenture	—	—	6,069	—	—	—	—	6,069	—	6,069
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	(133,820)	(1)	1	—	—	—	—	—	—	—
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	172,896	(158)	—	(158)	—	(158)
Provision for common stock warrants	—	—	9,164	—	—	—	—	9,164	—	9,164
Additional paid-in capital due to contributions to consolidated VIE	—	—	(6,044)	—	—	—	—	(6,044)	6,044	—
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	3,091	3,091
Principal payment of convertible debenture settled in common stock	28,295,151	283	19,723	—	—	—	—	20,006	—	20,006
Exercises of pre-funded warrants	138,930,464	1,389	(1,250)	—	—	—	—	139	—	139
Expiration of common stock forward and retirement of related shares	(1,935,900)	(19)	(3,679)	—	(1,935,900)	3,698	—	—	—	—
June 30, 2025	1,165,714,048	$11,658	$8,789,434	$3,478	18,494,066	$(105,304)	$(7,018,200)	$1,681,066	$82,894	$1,763,960

December 31, 2023	625,305,025	$6,254	$7,494,685	$(6,802)	19,169,366	$(106,268)	$(4,489,744)	$2,898,125	$—	$2,898,125
Net loss	—	—	—	—	—	—	(295,776)	(295,776)	—	(295,776)
Other comprehensive loss	—	—	—	(2,231)	—	—	—	(2,231)	—	(2,231)
Stock-based compensation	923,027	9	13,695	—	—	—	—	13,704	—	13,704
Public offerings, common stock, net of issuance costs	79,553,175	796	304,550	—	—	—	—	305,346	—	305,346
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	(176,678)	(2)	43	—	—	—	—	41	—	41
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	72,849	(278)	—	(278)	—	(278)
Provision for common stock warrants	—	—	10,236	—	—	—	—	10,236	—	10,236
March 31, 2024	705,604,549	$7,057	$7,823,209	$(9,033)	19,242,215	$(106,546)	$(4,785,520)	$2,929,167	$—	$2,929,167
Net loss	—	—	—	—	—	—	(262,333)	(262,333)	—	(262,333)
Other comprehensive loss	—	—	—	7,084	—	—	—	7,084	—	7,084
Stock-based compensation	1,252,258	13	26,296	—	—	—	—	26,309	—	26,309
Public offerings, common stock, net of issuance costs	96,812,695	968	265,806	—	—	—	—	266,774	—	266,774
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	698,280	6	20	—	—	—	—	26	—	26
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	118,242	(324)	—	(324)	—	(324)
Earnouts from acquisitions paid in stock	2,625,628	26	18,215					18,241		18,241
Provision for common stock warrants	—	—	3,636	—	—	—	—	3,636	—	3,636
June 30, 2024	806,993,410	$8,070	$8,137,182	$(1,949)	19,360,457	$(106,870)	$(5,047,853)	$2,988,580	$—	$2,988,580

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2025	2024
Operating activities
Net loss	$(425,586)	$(558,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	24,910	34,603
Amortization of intangible assets	4,008	9,434
Lower of cost or net realizable value inventory adjustments and provision for excess and obsolete inventory	21,166	53,359
Stock-based compensation	24,167	40,013
Loss on extinguishment of convertible debt instruments and debt	9,127	14,047
Provision/(recoveries) for losses on accounts receivable	4,672	(1,313)
Amortization of premium of debt issuance costs on convertible debt instruments and long-term debt	(214)	(718)
Provision for common stock warrants	18,599	10,327
Deferred income tax benefit	—	(213)
Impairment	21,663	4,221
(Recovery)/loss on service contracts	(25,806)	7,292
Change in fair value of contingent consideration	(11,987)	(5,432)
Lease origination costs	—	(2,467)
Change in fair value of convertible debenture	(1,902)	—
Change in fair value of debt	3,408	—
Loss on equity method investments	48,220	20,353
Changes in operating assets and liabilities that provide/(use) cash:
Accounts receivable	13,829	55,261
Inventory	16,356	(11,925)
Contract assets	(5,210)	(2,897)
Prepaid expenses and other assets	41,691	(20,864)
Accounts payable, accrued expenses, and other liabilities	(4,077)	(15,818)
Payments of contingent consideration	(8,341)	(9,164)
Payments of operating lease liability, net	(11,133)	—
Deferred revenue and other contract liabilities	(54,938)	(42,456)
Net cash used in operating activities	(297,378)	(422,466)

Investing activities
Purchases of property, plant and equipment	(79,069)	(193,923)
Purchases of equipment related to power purchase agreements and equipment related to fuel delivered to customers	(7,409)	(11,022)
Cash paid for non-consolidated entities and non-marketable equity securities	(838)	(63,713)
Net cash used in investing activities	(87,316)	(268,658)

Financing activities
Payments of contingent consideration	—	(1,836)
Proceeds from public and private offerings, net of transaction costs	276,192	572,120
Payments of tax withholding on behalf of employees for net stock settlement of stock-based compensation	(207)	(602)
Contributions by non-controlling interest	750	—
Proceeds from exercise of stock options	—	67
Principal payments on convertible debentures	(185,962)	—
Proceeds from debt issuance	199,500	—
Premium on principal of convertible debenture settled in cash	(3,832)	—
Principal payments on long-term debt	(688)	(685)
Cash paid for closing fees related to DOE loan guarantee	(13,414)	—
Principal repayments of finance obligations and finance leases	(46,275)	(42,313)
Net cash provided by financing activities	226,064	526,751
Effect of exchange rate changes on cash	(5,278)	14,135
Decrease in cash and cash equivalents	(64,957)	(72,674)
Decrease in restricted cash	(98,951)	(77,564)
Cash, cash equivalents, and restricted cash beginning of period	1,040,709	1,169,144
Cash, cash equivalents, and restricted cash end of period	$876,801	$1,018,906

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $8.9 million as of June 30, 2025 and $5.2 million as of June 30, 2024, respectively	$28,034	$22,595

Summary of non-cash activity
Recognition of right of use asset - finance leases	—	163
Recognition of right of use asset - operating leases	21,596	5,404
Principal payment on convertible debenture paid in common stock	50,000	—
Net transfers between inventory and long-lived assets	4,794	19,349
Contributions of property, plant, and equipment from non-controlling interest	2,341	—
Earnouts from acquisitions paid in common stock and warrants	—	18,241
Purchases of long lived asset from financing agreement	—	2,000
Accrued purchase of fixed assets, cash to be paid in subsequent period	40,814	84,339

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

1. Nature of Operations

Plug Power Inc. (the “Company,” “Plug,” “we” or “our”) is facilitating the paradigm shift to an increasingly electrified world by innovating cutting-edge hydrogen and fuel cell solutions. While we continue to develop commercially viable hydrogen and fuel cell product solutions, we have expanded our offerings to support a variety of commercial operations that can be powered with clean hydrogen. We provide electrolyzers that allow customers — such as refineries, producers of chemicals, steel, fertilizer and commercial refueling stations — to generate hydrogen on-site. We are focusing our efforts on (a) industrial mobility applications, including electric forklifts and electric industrial vehicles, at multi shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility, and environmental benefits; and (b) production of hydrogen. Plug expects to support these products and customers with an ecosystem of vertically integrated products that produce, transport, store and handle, dispense, and use hydrogen for mobility and power applications.

Liquidity and Capital Resources

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of approximately $228.7 million and $262.3 million during the three months ended June 30, 2025 and 2024, respectively. The Company incurred net losses of approximately $425.6 million and $558.1 million during the six months ended June 30, 2025 and 2024, respectively. The Company’s working capital was $494.2 million as of June 30, 2025, which included unrestricted cash and cash equivalents of $140.7 million and current restricted cash of $195.4 million, and the Company had an accumulated deficit of $7.0 billion.

The future use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of our resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of capital, market conditions could adversely impact our ability to do so at that time and at terms favorable to the Company.

The Company has an “at-the-market” equity offering program with B. Riley Securities, Inc. (“B. Riley”) pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion under a sales agreement. The “at-the-market” equity offering program will terminate upon the earliest of (a) December 31, 2025 with respect to principal transactions and January 17, 2026 with respect to agency transactions, (b) the sale of all shares of common stock under the program or (c) termination of the sales agreement. During the three months ended June 30, 2025, the Company sold no shares of common stock and during the six months ended June 30, 2025, the Company sold 5,154,177 shares of common stock at a weighted-average sales price of $1.69 per share for gross proceeds of $8.7 million with related issuance costs of $0.2 million through the “at-the-market” equity offering program. As of June 30, 2025, the Company had $986.2 million of aggregate gross sales price of shares available to be sold under the “at-the-market” equity offering program.

The Company has also entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, pursuant to which the Company has the right, at its option, to sell to Yorkville up to $1.0 billion in the aggregate gross sales price of its common stock, subject to certain limitations and conditions set forth therein. The Company has the right, but not the obligation, from time to time at its sole discretion to direct Yorkville to purchase directly from the Company up to $10.0 million in the aggregate gross sales price of its common stock on any trading day. The SEPA expires on February 10, 2027. During the three and six months ended June 30, 2025, the Company sold no shares of common stock pursuant to the SEPA.

On March 20, 2025, the Company sold 46,500,000 shares of its common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 138,930,464 shares of its common stock and accompanying warrants (the “Common Warrants”) to purchase 185,430,464 shares of its common stock (the “Offering”) in a registered direct offering pursuant to an underwriting agreement with several underwriters. The Company received net proceeds from the Offering of $267.5 million, after deducting the underwriting discount and related expenses and excluding the proceeds, if any, from the exercise of the warrants. The Pre-Funded Warrants became exercisable immediately follow the closing date of the Offering with a term of three years and an exercise price of $0.001 per share of common stock. During the three and six months ended June 30, 2025, the Pre-Funded Warrants were exercised for 138,930,464 shares of common stock at an exercise price of $0.001 per share. The Common Warrants are exercisable at any time on or after six months after the date of issuance with a term of three years and an exercise price of $2.00 per share of common stock. If all of the Common Warrants in the Offering were to be exercised in cash at their exercise price, the Company would receive additional gross proceeds of approximately $371.0 million.

On May 5, 2025, the Company issued the initial tranche of secured debentures (the “15.00% Secured Debenture”) in the aggregate principal amount of $210.0 million pursuant to the Secured Debenture Purchase Agreement (the “Secured Debenture Purchase Agreement”) with Yorkville for a purchase price of $199.5 million. Under the Secured Debenture Purchase Agreement, Yorkville is committed to purchase a second tranche of secured debentures in an aggregate principal amount of up to $105.0 million for a purchase price of $99.8 million subject to the satisfaction of the closing conditions set forth therein. The Secured Debenture Purchase Agreement also permits the Company to sell to Yorkville a third uncommitted tranche of secured debentures in an aggregate principal amount of up to $210.0 million. All secured debentures issued under the Secured Debenture Purchase Agreement will incur interest at a rate of 15% per annum, which interest will increase to 25% per annum upon the occurrence of an Event of Default (as defined in the Secured Debenture Purchase Agreement) for so long as such event remains uncured and unwaived. The Company used a portion of the net proceeds from the initial tranche of the 15.00% Secured Debenture to retire $60.0 million of principal on the Company’s 6.00% Convertible Debenture. On July 8, 2025, the Company issued to Yorkville a warrant to purchase 31,500,000 shares of common stock (“15.00% Secured Debenture Warrant”). The exercise price of the 15.00% Secured Debenture Warrant was determined at the time of the issuance of the 15.00% Secured Debenture Warrant and equaled $1.37, the lower of (i) the closing price of the Company’s common stock immediately preceding the issuance of the 15.00% Secured Debenture Warrant or (ii) the average closing price of the Company’s common stock for the five trading days immediately preceding the issuance of the 15.00% Secured Debenture Warrant. The 15.00% Secured Debenture Warrant is exercisable at any time on or after the date of issuance and will expire on July 10, 2028.

In addition to the proceeds described above, the Company expects to have savings resulting from the restructuring plan announced in March 2025 (the “2025 Restructuring Plan”). The 2025 Restructuring Plan includes initiatives to reduce our workforce, realign the Company’s manufacturing footprint and streamline the organization to enhance operational efficiency and improve overall liquidity. The expected annual savings from the 2025 Restructuring Plan are expected to be significant and began to be realized in the second half of 2025.

The Company believes that its working capital, cash position and restricted cash to be released over the next 12 months, together with other key assumptions, support the Company’s conclusion that they have sufficient capital to fund its on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited interim condensed consolidated financial statements. Key assumptions are based on factors such as forecasted sales and costs, amortization requirements of the Company’s finance obligations, the Company’s right to direct B. Riley to purchase shares from the Company under the “at-the-market” equity offering program, the Company’s right to direct Yorkville to purchase shares from the Company under the SEPA, the Company’s ability to access sufficient shares within the next twelve months by implementing a reverse stock split, which was approved by its stockholders at the Company’s annual meeting of stockholders on July 3, 2025, and the Company’s ability to access additional debt pursuant to the Secured Debenture Purchase Agreement with Yorkville.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In addition, we include our share of the results of our joint ventures with Renault SAS (“Renault”) named HyVia SAS (“HyVia”), a French société par actions simplifiée (prior period only), Acciona Generación Renovable, S.A. in Spain, named AccionaPlug S.L., and SK Innovation Co., Ltd, successor in interest to SK E&S Co., Ltd. in South Korea, named SK Plug Hyverse, and our investment in Clean H2 Infra Fund using the equity method based on our economic ownership interest and our ability to exercise significant influence over the operating and financial decisions of HyVia,

AccionaPlug S.L., SK Plug Hyverse and Clean H2 Infra Fund. Additionally, we consolidated the results of our joint venture with Niloco Hydrogen Holdings LLC, a wholly-owned subsidiary of Olin Corporation (“Olin”), named Hidrogenii.

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

Impairment

During the three and six months ended June 30, 2025, the Company recorded impairment charges related to the strategic exit of material handling investments at customer sites impacting equipment related to power purchase agreements and fuel delivered to customers, net of $11.2 million to the impairment financial statement line item in the unaudited interim condensed consolidated statement of operations. In addition, the Company recorded impairment charges of $9.4 million and $10.5 million related to the Company’s property, plant and equipment, net to the impairment financial statement line item in the unaudited interim condensed consolidated statement of operations during the three and six months ended June 30, 2025, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

There have been no significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

Recent Accounting Guidance Not Yet Effective

In May 2025, Accounting Standards Update 2025-04 (“ASU 2025-04”), Clarifications to Share-Based Consideration Payable to a Customer, was issued to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2026 with early adoption permitted. The Company has not yet adopted ASU 2025-04 and is still evaluating the impact of the adoption on its unaudited interim condensed consolidated financial statements.

In July 2025, Accounting Standards Update 2025-05 (“ASU 2025-05”), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, was issued to address challenges encountered when applying the guidance in Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This standard introduces a practical expedient for entities that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December

15, 2025 with early adoption permitted. The Company has not yet adopted ASU 2025-05 and is still evaluating the impact of the adoption on its unaudited interim condensed consolidated financial statements.

Other than the accounting standards mentioned above and in our 2024 Form 10-K, all issued but not yet effective accounting and reporting standards as of June 30, 2025 are either not applicable to the Company or are not expected to have a material impact on the Company.

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

As of June 30, 2025 and 2024, the Company had potentially dilutive shares of common stock totaling 340,788,077 and 175,347,759, respectively.

4. Inventory

Inventory as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials and supplies - production locations	$400,587	$385,455
Raw materials and supplies - customer locations	30,953	28,983
Work-in-process	108,419	129,824
Finished goods	103,967	138,380
Inventory	$643,926	$682,642

Inventory is comprised of raw materials and supplies, work-in-process, and finished goods. The Company has recorded reductions to inventory which comprised of excess and obsolete items and related lower of cost or net realizable value adjustments of $134.6 million and $158.9 million as of June 30, 2025 and December 31, 2024, respectively.

5. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of June 30, 2025 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	14 years	$34,885	$(9,122)	$25,763
Dry stack electrolyzer technology	10 years	11,352	(1,148)	10,204
Customer relationships, trade name, and other	15 years	57,395	(12,319)	45,076
		$103,632	$(22,589)	$81,043

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

The change in the gross carrying amount of the acquired technology and customer relationships, trade name and other during the six months ended June 30, 2025 was primarily due to foreign currency translation.

Amortization expense for acquired identifiable intangible assets during the three months ended June 30, 2025 and 2024 was $2.0 million and $4.6 million, respectively. Amortization expense for acquired identifiable intangible assets during the six months ended June 30, 2025 and 2024 was $4.0 million and $9.4 million, respectively.

The estimated amortization expense for subsequent years as of June 30, 2025 is as follows (in thousands):

Remainder of 2025	$4,017
2026	7,976
2027	7,976
2028	7,639
2029	7,527
2030 and thereafter	45,908
Total	$81,043

6. Investments

Investments in Non-consolidated Entities and Non-marketable Equity Securities

Non-marketable Equity Securities

Our investment in non-marketable equity securities was $2.6 million as of June 30, 2025 and December 31, 2024.

Equity Method Investments

As of June 30, 2025 and December 31, 2024, the Company accounted for the following investments in the investee’s common stock under the equity method, which are included in the investments in non-consolidated entities and non-marketable equity securities on the unaudited interim condensed consolidated balance sheets (amounts in thousands):

		As of June 30, 2025		As of December 31, 2024
	Formation	Common Stock	Carrying	Common Stock	Carrying
Investee	Date	Ownership %	Value	Ownership %	Value
AccionaPlug S.L.	Q4 2021	50%	4,993	50%	4,276
Clean H2 Infra Fund	Q4 2021	5%	32,084	5%	29,111
SK Plug Hyverse	Q1 2022	49%	6,500	49%	49,488
			$43,577		$82,875

During the second quarter of 2025, the Company performed an evaluation of one of its equity method investments due to a decline in market conditions and determined that an other-than-temporary impairment exists as of June 30, 2025. The Company determined that its ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value resulted in an other-than-temporary impairment. The estimated fair value was based largely on the future cash flows expected to be generated by the investment using unobservable data points.

As a result, the Company recorded a loss of $42.5 million to the loss on equity method investments financial statement line item in the unaudited interim condensed consolidated statement of operations, which reduced the investments in non-consolidated entities and non-marketable equity securities financial statement line item on the unaudited interim condensed balance sheet as of June 30, 2025.

During the three months ended June 30, 2025, the Company contributed approximately $0.3 million, $0 and $0 to AccionaPlug S.L., SK Plug Hyverse and Clean H2 Infra Fund, respectively. During the three months ended June 30, 2024, the Company contributed approximately $16.1 million, $0, $16.0 million and $9.7 million to HyVia, AccionaPlug S.L., SK Plug Hyverse and Clean H2 Infra Fund, respectively.

During the six months ended June 30, 2025, the Company contributed approximately $0.8 million, $0 and $0 to AccionaPlug S.L., SK Plug Hyverse and Clean H2 Infra Fund, respectively. During the six months ended June 30, 2024, the Company contributed approximately $32.3 million, $1.7 million, $16.0 million and $13.7 million to HyVia, AccionaPlug S.L., SK Plug Hyverse and Clean H2 Infra Fund, respectively.

The Company’s capital commitments related to its equity method investments as of June 30, 2025 was $0.3 million, all of which is expected to be paid during the remainder of 2025.

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

There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2025. Financial instruments not recorded at fair value on a recurring basis include equity method investments that have not been remeasured or impaired in the current period, such as our investments in AccionaPlug S.L. and Clean H2 Infra Fund. For the one equity method investment that was measured at fair value on a nonrecurring basis, refer to Note 6, “Investments”, for further information.

The following table summarizes the carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
15.00% Secured Debenture	197,861	197,861	—	—	197,861
Contingent consideration	41,930	41,930	—	—	41,930

	As of December 31, 2024
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
6.00% Convertible Debenture	$173,150	$173,150	$—	$—	$173,150
Contingent consideration	60,746	60,746	—	—	60,746

The liabilities measured at fair value on a recurring basis that have unobservable inputs and are therefore categorized as Level 3 are related to the 15.00% Secured Debenture, contingent consideration and the 6.00% Convertible Debenture.

15.00% Secured Debenture

The fair value of the 15.00% Secured Debenture as of June 30, 2025 was comprised of a single financial liability in which the Company elected the fair value option under ASC 825, Financial Instruments (“ASC 825”), with changes in fair value recorded in change in fair value of debt in the unaudited interim condensed consolidated statements of operations. There was no change in the instrument-specific credit risk during the three months ended June 30, 2025.

The Company estimated and recorded the fair value of the 15.00% Secured Debenture upon its issuance date of May 5, 2025. The fair value of the 15.00% Secured Debenture as of June 30, 2025 was based on a Probability-Weighted Expected Return Method (“PWERM”). The PWERM includes the Discounted Cash Flow (“DCF”) method corresponding to the relevant amortization schedule in each scenario and a Black-Scholes Option Pricing Model was utilized to estimate the fair value of the 15.00% Secured Debenture Warrant. Additionally, based on the fair value of the 15.00% Secured Debenture and the purchase price of the initial tranche, we estimated the implied yield at the valuation date. The valuation utilized significant Level 3 unobservable inputs, including implied yield, volatility, and risky discount rate. Other significant assumptions include risk-free rate, principal value, the Company’s common stock price and maturity date. Significant judgment is required in selecting the significant inputs and assumptions. Actual assumptions may differ from our current estimates and such differences could materially impact the fair value of the 15.00% Secured Debenture.

Refer to Note 8, “Long Term Debt”, for the change in the carrying amount of the 15.00% Secured Debenture during the three months ended June 30, 2025.

Contingent consideration

The fair value of contingent consideration as of June 30, 2025 and December 31, 2024 is related to the Joule Processing LLC (“Joule”) acquisition in 2022 and the Frames Holding B.V. (“Frames”) acquisition in 2021.

In the unaudited interim condensed consolidated balance sheets, contingent consideration was recorded in the contingent consideration, loss accrual for service contracts, and other current liabilities and contingent consideration, loss accrual for service contracts, and other liabilities financial statement line items and was comprised of the following unobservable inputs as of June 30, 2025:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
Contingent consideration	$41,930	Scenario-based method	Credit spread	12.42% - 13.22%
			Discount rate	16.25% - 17.26%
	41,930

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
	60,746

The change in the carrying amount of contingent consideration during the six months ended June 30, 2025 was as follows (in thousands):

Six months ended
June 30, 2025
Beginning balance as of December 31, 2024	$60,746
Cash payments	(6,024)
Change in fair value of contingent consideration	(11,819)
Foreign currency translation adjustment	476
Ending balance as of March 31, 2025	$43,379
Cash payments	(2,317)
Change in fair value of contingent consideration	(168)
Foreign currency translation adjustment	1,036
Ending balance as of June 30, 2025	$41,930

6.00% Convertible Debenture

The fair value of the 6.00% Convertible Debenture as of June 30, 2025 was comprised of a single financial liability in which the Company elected the fair value option under ASC 825, Financial Instruments (“ASC 825”), with changes in fair value recorded in changes in fair value of convertible debenture in the unaudited interim condensed consolidated statements of operations. There was no change in the instrument-specific credit risk during the three and six months ended June 30, 2025.

The fair value of the 6.00% Convertible Debenture as of June 30, 2025 was based on a Monte Carlo simulation of stock price of the Company on a daily basis and a discounted cash flow model that incorporates the amortization schedule, contingent on the daily simulated stock price. The valuation utilized significant Level 3 unobservable inputs, including implied yield, volatility, and risky discount rate. Other significant assumptions include risk-free rate, principal value, the Company’s common stock price, maturity date and the various conversion features and prices per the agreement. Significant judgment is required in selecting the significant inputs and assumptions. Actual assumptions may differ from our current estimates and such differences could materially impact the fair value of the convertible note.

Refer to Note 9, “Convertible Debt Instruments”, for the change in the carrying amount of the 6.00% Convertible Debenture for the three and six months ended June 30, 2025.

8. Long Term Debt

15.00% Secured Debenture

On May 5, 2025, the Company issued the initial tranche of the 15.00% Secured Debenture in the aggregate principal amount of $210.0 million pursuant to the Secured Debenture Purchase Agreement with Yorkville for a purchase price of $199.5 million with a discount of $10.5 million. The 15.00% Secured Debenture was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial tranche of the 15.00% Secured Debenture is subject to an amortization schedule which is scheduled to result in payment in full on April 30, 2027; however, Yorkville is permitted to defer amortization payments under the Secured Debenture Purchase Agreement, in which case such deferred amortization payments will be paid on the final maturity date of May 1, 2028. Under the Secured Debenture Purchase Agreement, Yorkville is committed to purchase a second tranche of the 15.00% Secured Debenture in an aggregate principal amount of up to $105.0 million for a purchase price of $99.8 million subject to the satisfaction of the closing conditions set forth therein, which expires on May 6, 2026. The Secured Debenture Purchase Agreement also permits the Company to sell to Yorkville a third uncommitted tranche of the 15.00% Secured Debenture in an aggregate principal amount of up to $210.0 million. All secured debentures issued under the Secured Debenture Purchase Agreement will incur interest at a rate of 15% per annum, which interest will increase to 25% per annum upon the occurrence of an Event of Default (as defined in the Secured Debenture Purchase Agreement) for so long as such event remains uncured and unwaived. The Company used a portion of the net proceeds from the initial tranche of the 15.00% Secured Debenture to retire $60.0 million of principal on the 6.00% Convertible Debenture. Refer to Note 9, “Convertible Debt Instruments”, for additional information.

In connection with the closing of the Secured Debenture Purchase Agreement, within five days of the date on which the Company obtains stockholder approval to increase the number of its authorized shares of common stock or to complete a reverse stock split, the Company agreed to issue to Yorkville the 15.00% Secured Debenture Warrant to purchase 31,500,000 shares of common stock. The 15.00% Secured Debenture Warrant was recorded to equity at a fair value of $6.1 million on the date of the funding of the initial tranche of the 15.00% Secured Debenture under the Secured Debenture Purchase Agreement. The Company issued the 15.00% Secured Debenture Warrant on July 8, 2025. Refer to Note 11, “Stockholders’ Equity”, and Note 21, “Subsequent Events”, for further information.

The following table shows change in the carrying amount of the 15.00% Secured Debenture during the three months ended June 30, 2025 (in thousands):

Three months ended
June 30, 2025
Fair value of principal received at issuance	$193,431
Change in fair value of debt	3,408
Amortization of discount	1,022
Ending balance as of June 30, 2025	$197,861

As of June 30, 2025, the 15.00% Secured Debenture was comprised of $64.0 million of the current portion of long-term debt and $133.9 million of long-term debt on the unaudited condensed consolidated balance sheet. Within the current portion of long-term debt and long-term debt, $0.9 million and $1.4 million was related to other debt as of June 30, 2025, respectively.

As of June 30, 2025, the outstanding principal on the debt was $210.0 million and was due monthly during each of the following years ended (in thousands):

December 31, 2025	32,000
December 31, 2026	109,000
December 31, 2027	69,000
Total outstanding principal	$210,000

The following table summarizes the total interest expense and effective interest rate related to the 15.00% Secured Debenture during the three months ended June 30, 2025 (in thousands, except for the effective interest rate):

Three months ended
June 30, 2025
Interest expense	$4,919
Amortization of discount	1,022
Total	$5,941
Effective interest rate	19.2%

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

In certain circumstances, Yorkville is permitted to convert up to $22.5 million aggregate principal amount of the 6.00% Convertible Debenture plus accrued and unpaid interest thereon, each calendar month beginning with December 2024, at a conversion price equal to the lower of the (1) $2.90 (which was reset to $1.51 in connection with the Offering (the “Fixed Price”)) and (2) 97.25% of the lowest daily volume-weighted average price for the Company’s common stock during the three trading days immediately preceding the applicable conversion date; provided that such Market Price is not less than $0.3941 (the “Floor Price”). During the three months ended June 30, 2025, the Company used a portion of the net proceeds from the initial tranche of the 15.00% Secured Debenture to retire $60.0 million of principal on the 6.00% Convertible Debenture. During the three months ended June 30, 2025, Yorkville converted $82.5 million aggregate principal amount of the 6.00% Convertible Debenture into cash and $20.0 million aggregate principal amount of the 6.00% Convertible Debenture into 28,295,151 shares of the Company’s common stock. During the six months ended June 30, 2025, Yorkville converted $127.5 million aggregate principal amount of the 6.00% Convertible Debenture into cash and $50.0 million aggregate principal amount of the 6.00% Convertible Debenture into 38,736,057 shares of the Company’s common stock. The 6.00% Convertible Debenture was fully settled as of June 30, 2025.

The following table shows change in the carrying amount of the 6.00% Convertible Debenture during the six months ended June 30, 2025 (in thousands):

Six months ended
June 30, 2025
Beginning balance as of December 31, 2024	$173,150
Payments of principal settled in cash	(45,000)
Payment of principal settled in common stock	(30,000)
Loss on settlement of principal	2,416
Change in fair value of the convertible debenture	7,338
Amortization of discount	746
Ending balance as of March 31, 2025	$108,650
Payments of principal settled in cash	(82,500)
Payment of principal settled in common stock	(20,000)
Loss on settlement of principal	2,879
Change in fair value of the convertible debenture	(9,240)
Amortization of discount	211
Ending balance as of June 30, 2025	$—

The Company incurred losses on extinguishment of convertible debt instruments and debt of $5.4 million during the three months ended June 30, 2025, of which $2.9 million was due to loss on settlement of principal, as noted above, and $2.5 million was due to a premium cost. The Company incurred losses on extinguishment of convertible debt instruments and debt of $9.1 million during the six months ended June 30, 2025, of which $5.3 million was due to loss on settlement of principal, as noted above, and $3.8 million was due to a premium cost.

The following table summarizes the total interest expense and effective interest rate related to the 6.00% Convertible Debenture during the three and six months ended June 30, 2025 (in thousands, except for the effective interest rate):

	Three months ended	Six months ended
	June 30, 2025	June 30, 2025
Interest expense	$592	$2,473
Amortization of discount	211	957
Total	$803	$3,430
Effective interest rate	6.6%	8.1%

7.00% Convertible Senior Notes

As of June 30, 2025 and December 2024, the 7.00% Convertible Senior Notes due June 1, 2026 (the “7.00% Convertible Senior Notes”) consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Principal amounts:
Principal	$140,396	$140,396
Unamortized debt premium, net of offering costs(1)	4,922	7,514
Net carrying amount	$145,318	$147,910
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible debt instruments, net and amortized over the remaining life of the notes using the effective interest rate method.

As of June 30, 2025, the 7.00% Convertible Senior Notes were recorded in the current portion of convertible debt instruments, net in the unaudited interim condensed balance sheet.

The following table summarizes the total interest expense and effective interest rate related to the 7.00% Convertible Senior Notes during the three and six months ended June 30, 2025 and 2024 (in thousands, except for the effective interest rate):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$2,464	$2,450	$4,887	$2,746
Amortization of premium	(1,308)	(1,314)	(2,592)	(1,473)
Total	$1,156	$1,136	$2,295	$1,273
Effective interest rate	3.0%	3.0%	3.0%	3.0%

There were no conversions of the 7.00% Convertible Senior Notes during the three and six months ended June 30, 2025 and 2024. The estimated fair value of the 7.00% Convertible Senior Notes as of June 30, 2025 and December 31, 2024 was approximately $112.5 million. The fair value estimation was primarily based on a quoted price in an active market.

3.75% Convertible Senior Notes

During the three months ended June 30, 2025, the Company paid cash of $59.6 million, which included $58.5 million to retire the remaining outstanding principal and $1.1 million to pay the accrued interest, on the 3.75% Convertible Senior Notes due June 1, 2025 (the “3.75% Convertible Senior Notes”).

The following table summarizes the total interest expense and effective interest rate related to the 3.75% Convertible Senior Notes during the three and six months ended June 30, 2025 and 2024 (in thousands, except for the effective interest rate):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$365	$548	$913	$2,238
Amortization of debt issuance costs	78	108	189	424
Total	$443	$656	$1,102	$2,662
Effective interest rate	4.5%	4.5%	4.5%	4.5%

There were no conversions of the 3.75% Convertible Senior Notes during the three and six months ended June 30, 2025 and 2024.

10. Extended Maintenance Contracts and Warranty Reserve

Loss Accrual

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for sales of equipment, related infrastructure and other that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts (in thousands):

	Six months ended	Year ended
	June 30, 2025	December 31, 2024
Beginning balance	$134,356	$137,853
(Benefit)/provision for loss accrual	(4,493)	45,226
Releases to service cost of sales	(23,862)	(51,578)
Increase to loss accrual related to customer warrants	2,549	3,313
Foreign currency translation adjustment	963	(458)
Ending balance	$109,513	$134,356

The Company recorded a benefit for loss accrual during the six months ended June 30, 2025 primarily due to reductions in cost to service our GenDrive units and improvements on forecasted future costs.

Product Warranty Reserve

On a quarterly basis, we evaluate our product warranty reserve. The Company applies a failure rate based on product type on a contract-by-contract basis to determine its product warranty reserve liability. The Company’s product warranty reserve liability balance as of June 30, 2025 and December 31, 2024 was $11.2 million and $12.1 million, respectively.

11. Stockholders’ Equity

15.00% Secured Debenture Warrant

On July 8, 2025, the Company issued to Yorkville the 15.00% Secured Debenture Warrant to purchase 31,500,000 shares of common stock. As discussed in Note 8, “Long Term Debt”, on the date of the funding of the initial tranche of the 15.00% Secured Debenture, the Company recorded the 15.00% Secured Debenture Warrant to equity at a fair value of $6.1 million. The 15.00% Secured Debenture Warrant was accounted for as permanent equity in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and was recorded at fair value at inception. The fair value of the warrant was determined using a Black-Scholes Option pricing model, with each scenario weighted based on the probability the warrant will become issuable. The 15.00% Secured Debenture Warrant was recorded to equity at the fair value of $6.1 million on the date of the funding of the initial tranche of the 15.00% Secured Debenture under the Secured Debenture Purchase Agreement.

The assumptions used to calculate the valuation of the 15.00% Secured Debenture Warrant as of May 5, 2025 were as follows:

May 5, 2025
Risk-free interest rate	3.71%
Volatility	70.00%
Expected average term (years)	3.00
Exercise price	$0.79
Stock price	$0.79

The fair value per share of the 15.00% Secured Debenture Warrant as of May 5, 2025 was approximately $0.19.

March 2025 Offering

On March 20, 2025, the Company sold to several underwriters in a registered direct offering 46,500,000 shares of its common stock, Pre-Funded Warrants to purchase 138,930,464 shares of its common stock and accompanying Common Warrants to purchase 185,430,464 shares of its common stock for aggregate gross proceeds of $279.9 million with $11.9 million of underwriting discounts and $0.5 million of related issuance costs.

The Pre-Funded Warrants became exercisable immediately following the closing date of the Offering with a term of three years and an exercise price of $0.001 per share of common stock. During the three and six months ended June 30, 2025, the Pre-Funded Warrants were exercised for 138,930,464 shares of common stock at an exercise price of $0.001 per share for total proceeds of $0.1 million. The Common Warrants are exercisable at any time on or after six months after the date of issuance with a term of three years and an exercise price of $2.00 per share of common stock. If all of the Common Warrants in the Offering were to be exercised in cash at their exercise price, the Company would receive additional gross proceeds of approximately $371.0 million.

Each Common Warrant or Pre-Funded Warrant is exercisable solely by means of a cash exercise, except that a Common Warrant or Pre-Funded Warrant will be exercisable via cashless exercise if at the time of exercise, a registration statement registering the issuance of the shares of common stock underlying the Common Warrants and Pre-Funded Warrants under the Securities Act is not then effective or the prospectus contained therein is not available. The Common Warrants and Pre-Funded Warrants include certain rights upon “fundamental transactions” as described in the Common Warrants and Pre-Funded Warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of common stock in such fundamental transaction with respect to the unexercised portion of the applicable Common Warrants or Pre-Funded Warrants immediately prior to such fundamental transaction. Alternatively, the holder of a Common Warrant shall have the right to receive the cash value of the remaining unexercised portion of its Common Warrants upon a fundamental transaction, such value to be calculated using the Black-Scholes Option Pricing Model, as described in the Common Warrants. A holder of the Common Warrants or Pre-Funded Warrants (together with its affiliates) may not exercise any portion of a Common Warrant or Pre-Funded Warrant to the extent that the holder would beneficially own more than 4.99% (or, as may be increased upon written notice at the election of the holder, up to 9.99%) of the Company’s outstanding Common Stock immediately after exercise.

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

Common Stock

On January 17, 2024, the Company entered into the At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley, pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion. On February 23, 2024 and November 7, 2024, the Company and B. Riley amended the ATM Sales Agreement to, among other things, increase the aggregate offering price of shares of common stock available for issuance under the program to $1.0 billion. During the three months ended June 30, 2025, the Company sold no shares of common stock under the ATM Sales Agreement. During the six months ended June 30, 2025, the Company sold 5,154,177 shares of common stock at a weighted-average sales price of $1.69 per share for gross proceeds of $8.7 million with related issuance costs of $0.2 million. As of June 30, 2025, the Company had $986.2 million of aggregate gross sales price of shares available to be sold under the ATM Sales Agreement.

Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss) is comprised of foreign currency translation gains and losses. There were no reclassifications from accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2025 and 2024.

Net current-period other comprehensive income for the three months ended June 30, 2025 increased due to foreign currency translation gains of $8.7 million. Net current-period other comprehensive income for the three months ended June 30, 2024 increased due to foreign currency translation gains of $7.1 million. Net current-period other comprehensive income for the six months ended June 30, 2025 increased due to foreign currency translation gains of $6.0 million. Net current-period other comprehensive income for the six months ended June 30, 2024 increased due to foreign currency translation gains of $4.9 million

12. Share-Based Consideration Payable to a Customer

Amazon Transaction Agreement in 2022

As of June 30, 2025 and December 31, 2024, the balance of the contract asset related to the warrant was $31.6 million and $33.2 million, respectively, which was recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, 3,000,000 of the shares related to the warrant had vested and none of the shares had been exercised. During the three and six months ended June 30, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended June 30, 2025 and 2024 was $3.4 million and $1.7 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the six months ended June 30, 2025 and 2024 was $6.8 million and $2.4 million, respectively.

Amazon Transaction Agreement in 2017

As of June 30, 2025 and December 31, 2024, all 55,286,696 of the shares related to the warrant had vested and the warrant was exercised with respect to 34,917,912 shares of the Company’s common stock. During the three and six months ended June 30, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended June 30, 2025 and 2024 was $0.1 million and $0.1 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the six months ended June 30, 2025 and 2024 was $0.2 million and $0.2 million, respectively.

Walmart Transaction Agreement

As of June 30, 2025 and December 31, 2024, the balance of the contract asset related to the warrant was $2.1 million and $2.6 million, respectively, which was recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, 45,102,304 and 40,010,108 of the shares related to the warrant had vested, respectively, and the warrant was exercised with respect to 13,094,217 shares of the Company’s common stock. During the three and six months ended June 30, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended June 30, 2025 and 2024 was $6.0 million and $4.0 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the six months ended June 30, 2025 and 2024 was $11.6 million and $7.7 million, respectively.

13. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

	Three months ended		Six months ended
Major products/services lines	June 30,		June 30,
	2025	2024	2025	2024
Sales of fuel cell systems	$15,564	$13,148	$32,220	$32,149
Sales of hydrogen infrastructure	11,595	13,235	17,243	25,531
Sales of electrolyzers	44,869	15,029	54,079	16,381
Sales of engineered equipment	301	4,406	1,830	8,622
Services performed on fuel cell systems and related infrastructure	16,367	13,034	33,241	26,057
Power purchase agreements	23,633	19,674	46,843	37,978
Fuel delivered to customers and related equipment	34,399	29,887	63,856	48,173
Sales of cryogenic equipment and liquefiers	26,844	30,970	57,307	62,400
Other	398	3,967	1,025	6,323
Net revenue	$173,970	$143,350	$307,644	$263,614

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

Significant changes in the contract assets and the deferred revenue and other contract liabilities balances during the period are as follows (in thousands):

Contract assets	Six months ended	Year ended
	June 30, 2025	December 31, 2024
Transferred to receivables from contract assets recognized at the beginning of the period	$(15,432)	$(27,513)
Change in contract assets related to warrants	(2,173)	(4,909)
Foreign currency translation gain	1,168	—
Impairment	—	(35,118)
Revenue recognized and not billed as of the end of the period	19,261	29,566
Net change in contract assets	$2,824	$(37,974)

Deferred revenue and other contract liabilities	Six months ended	Year ended
	June 30, 2025	December 31, 2024
Increases due to customer billings, net of amounts recognized as revenue during the period	$8,490	$74,702
Change in contract liabilities related to warrants	214	440
Foreign currency translation loss	6,576	—
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(70,218)	(160,819)
Net change in deferred revenue and other contract liabilities	$(54,938)	$(85,677)

Estimated future revenue

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period, including provision for common stock warrants (in thousands):

	As of	Expected recognition
	June 30, 2025	period (years)
Sales of fuel cell systems	$30,442	1 - 2
Sales of hydrogen installations and other infrastructure	23,149	1
Sales of electrolyzers	198,973	1 - 2
Sales of engineered equipment	2,309	1
Services performed on fuel cell systems and related infrastructure	124,107	5 - 10
Power purchase agreements	314,230	5 - 10
Fuel delivered to customers and related equipment	59,632	5 - 10
Sales of cryogenic equipment and other	29,528	1
Total estimated future revenue	$782,370

14. Income Taxes

The Company recorded $12 thousand of income tax expense and $0.4 million of income tax benefit during the three months ended June 30, 2025 and 2024, respectively. The Company recorded $12 thousand of income tax expense and $0.2 million of income tax benefit during the six months ended June 30, 2025 and 2024, respectively. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets in the U.S., which remain fully reserved. With the exception of a few service entities mainly in Europe, all domestic and foreign deferred tax assets are offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, modifying various federal clean energy tax provisions of the Inflation Reduction Act of 2022 (the “IRA”), including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act of 2017. The most significant impacts of the OBBBA to the Company are related to Section 45V Credit for Production of Clean Hydrogen, which will be available for clean hydrogen facilities beginning construction before January 1, 2028 and the Section 48E Investment Tax Credit which provides for a 30% investment tax credit for “qualified fuel cell property” from 2026 to 2032. The Company is evaluating the provisions of the OBBBA and its impact on its business.

15. Employee Benefit Plans

2011 and 2021 Stock Option and Incentive Plan

Stock-based compensation costs recognized, excluding the Company’s matching contributions of $2.5 million and $3.1 million to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were $10.0 million and $22.7 million for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation costs recognized, excluding the Company’s matching contributions of $5.3 million and $6.3 million to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were $18.5 million and $33.1 million for the six months ended June 30, 2025 and 2024, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in our 2024 Form 10-K.

The components and classification of stock-based compensation expense, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cost of sales	$1,395	$2,079	$2,482	$4,085
Research and development	875	2,251	2,012	4,593
Selling, general and administrative	7,787	18,416	14,036	24,440
	$10,057	$22,746	$18,530	$33,118

Service Stock Options Awards

During the six months ended June 30, 2025, the Company granted 38,000 service stock option awards at a weighted average exercise price of $1.66. In addition, 3,144,047 service stock option awards were forfeited at a weighted average exercise price of $7.80. The total fair value of the service stock option awards that vested during the six months ended June 30, 2025 and 2024 was approximately $5.6 million and $8.2 million, respectively.

Compensation cost associated with service stock option awards represented approximately $4.2 million and $5.4 million of the total share-based payment expense recorded for the three months ended June 30, 2025 and 2024, respectively.

Compensation cost associated with service stock option awards represented approximately $7.7 million and $12.3 million of the total share-based payment expense recorded for the six months ended June 30, 2025 and 2024, respectively. Compensation cost for the six months ended June 30, 2025 included ($0.7) million of reversals due to forfeitures of service stock option awards related to restructuring in the first half of 2025. Forfeitures represent the expense related to awards for which the requisite service period was not met. The compensation expense reversals were offset by compensation costs of $8.4 million during the six months ended June 30, 2025. As of June 30, 2025, there was approximately $20.5 million of unrecognized compensation cost related to service stock option awards to be recognized over the weighted average remaining period of 1.63 years.

Market Condition Stock Option Awards

During the six months ended June 30, 2025, the Company did not grant market condition stock option awards. In addition, 639,583 market condition stock option awards were forfeited at a weighted average exercise price of $7.01.

Compensation cost associated with market condition stock option awards represented approximately $1.4 million and $7.9 million of the total share-based payment expense recorded for the three months ended June 30, 2025 and 2024, respectively.

Compensation cost associated with market condition stock option awards represented approximately $1.7 million and $1.8 million of the total share-based payment expense recorded for the six months ended June 30, 2025 and 2024, respectively. Compensation costs associated with these awards are recognized as the requisite service period is rendered, regardless of when, if ever, the market condition is satisfied. Compensation cost for the six months ended June 30, 2025 and 2024 included ($1.4) million and ($15.2) million of reversals due to forfeitures of unvested market condition stock option awards during the first halves of 2025 and 2024, respectively. Forfeitures represent the expense related to awards for which the requisite service period was not met. The compensation expense reversals were offset by compensation costs of $3.1 million and $17.0 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was approximately $3.2 million of unrecognized compensation cost related to market condition stock option awards to be recognized over the weighted average remaining period of 1.08 years.

As of June 30, 2025, there were 1,045,000 unvested market condition stock option awards for which the employee requisite service period had not been rendered but were expected to vest. The aggregate intrinsic value of these unvested market condition stock option awards was $0 as of June 30, 2025. The weighted average exercise price of these unvested market condition stock option awards was $7.87 and the weighted average remaining contractual term was 4.88 years as of June 30, 2025.

Restricted Stock and Restricted Stock Unit Awards

The following table reflects the restricted stock and restricted stock unit activity during the six months ended June 30, 2025 (in thousands except share amounts):

		Weighted	Aggregate
		Average Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested restricted stock and restricted stock units as of December 31, 2024	6,750,372	$7.44	$14,378
Granted	401,000	2.03	—
Vested	(657,183)	7.59	—
Forfeited	(1,153,634)	8.75	—
Unvested restricted stock and restricted stock units as of June 30, 2025	5,340,555	$6.68	$7,957

The weighted average grant-date fair value of the restricted stock and restricted stock unit awards granted during the six months ended June 30, 2025 and 2024 was $2.03 and $2.85, respectively. The total fair value of restricted stock and restricted stock unit awards that vested during the six months ended June 30, 2025 and 2024 was $5.0 million and $10.2 million, respectively.

Compensation cost associated with restricted stock and restricted stock unit awards represented approximately $4.4 million and $9.4 million for the three months ended June 30, 2025 and 2024, respectively. Compensation cost for the three months ended June 30, 2025 included ($0.6) million of reversals due to forfeitures of restricted stock and restricted stock unit awards during the second quarter of 2025. Forfeitures represent the expense related to awards for which the requisite service period was not met. The compensation expense reversals were offset by compensation costs of $5.0 million during the three months ended June 30, 2025.

Compensation cost associated with restricted stock and restricted stock unit awards represented approximately $9.1 million and $19.0 million for the six months ended June 30, 2025 and 2024, respectively. Compensation cost for the six months ended June 30, 2025 included ($1.5) million of reversals due to forfeitures of restricted stock and restricted stock unit awards during the first half of 2025. Forfeitures represent the expense related to awards for which the requisite service period was not met. The compensation expense reversals were offset by compensation costs of $10.6 million during the six months ended June 30, 2025. As of June 30, 2025, there was $18.7 million of unrecognized compensation cost related to restricted stock and restricted stock unit awards to be recognized over the weighted average period of 1.24 years.

401(k) Savings & Retirement Plan

The Company issued 4,223,083 shares of common stock and 2,085,222 shares of common stock pursuant to the Plug Power Inc. 401(k) Savings & Retirement Plan during the six months ended June 30, 2025 and 2024, respectively.

The Company’s expense for this plan was approximately $2.5 million and $3.1 million during the three months ended June 30, 2025 and 2024, respectively. The Company’s expense for this plan was approximately $5.3 million and $6.3 million during the six months ended June 30, 2025 and 2024, respectively.

Non-Employee Director Compensation

The Company granted 256,345 shares of common stock and 127,230 shares of common stock to non-employee directors as compensation during the six months ended June 30, 2025 and 2024, respectively. All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance.

The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.2 million and $0.2 million during the three months ended June 30, 2025 and 2024, respectively. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.4 million and $0.4 million during the six months ended June 30, 2025 and 2024, respectively.

The Company determined that due to certain administrative expenses incurred by Mr. McNamee those expenses up to an amount of $75,000 would be reimbursed by the Company.

16. Commitments and Contingencies

Restricted Cash

In connection with certain of the noted sale/leaseback agreements, cash of $416.6 million and $476.2 million was required to be restricted as security as of June 30, 2025 and December 31, 2024, respectively, which will be released over the lease term. As of June 30, 2025 and December 31, 2024, the Company also had certain letters of credit backed by security deposits totaling $233.1 million and $276.4 million, respectively, of which $206.1 million and $242.7 million are security for the noted sale/leaseback agreements, respectively, and $27.0 million and $33.7 million are letters of credit related to customs and other transactions, respectively.

As of June 30, 2025 and December 31, 2024, the Company had $80.0 million and $73.7 million, respectively, held in escrow related to the construction of certain hydrogen production plants.

The Company also had $0 and $1.2 million of consideration held by our paying agent in connection with the Joule acquisition reported as restricted cash as of June 30, 2025 and December 31, 2024, respectively, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheets. Additionally, the Company had $6.4 million and $7.4 million in restricted cash as collateral resulting from the Frames acquisition as of June 30, 2025 and December 31, 2024, respectively, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheets.

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

A consolidated stockholder derivative action relating to the claims and allegations in the 2021 Securities Action is pending in the Court of Chancery for the State of Delaware, styled In re Plug Power Inc. Stockholder Derivative Litigation, Cons. C.A. No. 2022-0569-KSJM (Del. Ch.). By stipulation and order, the action was stayed until motions to dismiss were finally resolved in the 2021 Securities Action. On March 8, 2024, the alleged stockholder plaintiffs filed a consolidated amended complaint asserting claims against our officers Andrew J. Marsh, Paul B. Middleton, Gerard L. Conway, Jr., and Keith Schmid, and against our current or former directors George C. McNamee, Gary K. Willis, Maureen O. Helmer, Johannes M. Roth, Gregory L. Kenausis, Lucas Schneider, and Jonathan Silver. The Company is named as nominal defendant. Primarily based on allegations in the 2021 Securities Action, the plaintiffs assert claims against the individual defendants for alleged breaches of fiduciary duty, disgorgement, and unjust enrichment based on alleged transactions in the Company’s securities while allegedly in possession of material non-public information concerning (i) the Company’s financial accounting prior to the announcement that the Company would need to restate certain financial statements and (ii) the potential amendment and termination of a warrant agreement between the Company and a significant customer. On May 10, 2024, the Company, as nominal defendant, and all of the individual defendants filed a motion to dismiss (a) for failure to make a pre-suit demand or to adequately allege demand futility and (b) by the individual defendants, for failure to state a claim. Oral argument on the motion was held on November 4, 2024. In a memorandum opinion and order entered on May 2, 2025, the Court granted all defendants’ motion to dismiss the complaint for failure to make a demand or to adequately alleged demand futility. Plaintiffs initially filed a notice of appeal from that decision, but on June 25, 2025, plaintiffs voluntarily dismissed their appeal.

2023 Securities Action and Related Derivative Litigation

A consolidated action is pending in the United States District Court for the District of Delaware asserting claims under the federal securities laws against the Company and certain of its senior officers on behalf of a putative class of purchasers of the Company’s securities, styled In re Plug Power, Inc. Securities Litigation, No. 1:23-cv-00576-MN (the “2023 Securities Action”). The plaintiffs filed a consolidated complaint on September 28, 2023, in which they assert claims under the federal securities laws against the Company and four of its senior officers, Mr. Marsh, Mr. Middleton, Sanjay Shrestha, and former officer David Mindnich, on behalf of a putative class of purchasers of the Company’s common stock between January 19, 2022 and March 1, 2023. The complaint alleges that the defendants made “materially false and/or misleading statements” about the Company’s business and operations, including the Company’s revenue goals for 2022, its ability to effectively manage its supply chain and product manufacturing, and its progress in construction of new hydrogen production capacity. On February 4, 2025, the Court issued an opinion and order dismissing the consolidated complaint, with leave to replead. The plaintiffs filed an amended complaint on February 25, 2025, in which they no longer name Mr. Mindnich, but otherwise substantially release the previous claims. The Company and the other defendants filed a Motion to Dismiss on April 30, 2025 and briefing was completed on July 23, 2025.

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

2024 Securities Litigation

On March 22, 2024, Ete Adote filed a complaint in the United States District Court for the Northern District of New York asserting claims under the federal securities laws against the Company, Mr. Marsh, and Mr. Middleton, on behalf of an alleged class of purchasers of the Company’s common stock between May 9, 2023 and January 16, 2024, styled Adote v. Plug Power, Inc. et al., No. 1:24-cv-00406-MAD-DJS (N.D.N.Y.). The complaint alleges that the defendants made misstatements concerning the Company’s progress in construction of new hydrogen production capacity and its ability to effectively manage its supply chain. On April 30, 2024, a second complaint asserting substantially similar claims against the same defendants, but on behalf of a putative class of purchasers of the Company’s common stock between March 1, 2023 and January 16, 2024, was filed in the Northern District of New York, styled Lee v. Plug Power, et al., No. 1:24;cv-0598-MAD-DJS (N.D.N.Y.). The Court has approved stipulations in both actions extending the time for all defendants to respond to any pleading until after the Court appoints lead plaintiff(s). Appeals from an order appointing lead plaintiffs were denied on July 11, 2025. The Court has directed the lead plaintiffs to file their consolidated amended complaint by August 25, 2025.

Other Litigation

On July 24, 2023, an action entitled Felton v. Plug Power, Inc., Case No. 1:23-cv-887, was filed in the U.S. District Court for the Northern District of New York asserting claims against the Company pursuant to the New York State Human Rights Law. The complaint asserts that the plaintiff is seeking damages to redress injuries suffered as a result of harassment and discrimination on the basis of his race, together with creating a hostile work environment, and retaliation. The Company disagrees with plaintiff’s representations about his time at the Company and intends to vigorously defend against his allegations. Plaintiff’s counsel moved to withdraw from the case, which the court approved on March 18, 2024, and therefore plaintiff is now pro se. The discovery deadline was February 28, 2025. Plug Power submitted a motion for summary judgment on April 18, 2025. The parties entered into a settlement agreement that resolves this suit, and the parties filed a stipulation of dismissal with prejudice on June 4, 2025.

On October 23, 2024, a case entitled First Solar, Inc. v. Plug Power Inc., Index No. 655610/2024 was filed in the New York State Supreme Court, New York County, asserting a claim for breach of contract associated with a purchase order for solar panels manufactured by First Solar to be purchased by the Company. The complaint seeks monetary relief along with pre-judgment interest.

DOE Loan Guarantee

On January 16, 2025, Plug Power Energy Loan Borrower LLC, a wholly owned indirect subsidiary of the Company, finalized a loan guarantee of up to $1.66 billion with the U.S. Department of Energy (the “DOE”) through the DOE’s Loan Program Office to finance the development, construction, and ownership of up to six green hydrogen production facilities. The Company incurred $15.2 million of closing fees, of which the Company recorded amortization of $0.8 million and $1.4 million during the three and six months ended June 30, 2025, respectively. Of the net $13.8 million capitalized closing fees, $2.9 million and $10.9 million are included in prepaid expenses, tax credits, and other current assets and other assets, respectively, on the unaudited interim condensed consolidated balance sheets as of June 30, 2025.

Guarantee

On May 30, 2023, HyVia entered into a government grant agreement with Bpifrance. As part of the agreement, our wholly-owned subsidiary, Plug Power France, was required to issue a guarantee to Bpifrance in the amount of €20.0 million through the end of January 2027. Plug Power France is liable to the extent of the guarantee for sums due to Bpifrance from HyVia under the agreement based on the difference between the total amount paid by Bpifrance and the final amount certified by HyVia and Bpifrance. As part of the agreement, there were certain milestones that HyVia was required to meet, and the nonperformance of these milestones or termination of this agreement could result in this guarantee being called upon. As of June 30, 2025, no payments related to this guarantee have been made, however the Company recorded a liability of $2.2 million related to this guarantee based on the Company’s estimate of the guarantee being called upon.

Unconditional Purchase Obligations

The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of supplier arrangements and take or pay contracts. For certain vendors, the Company’s unconditional obligation to purchase a minimum quantity of raw materials at an agreed upon price is fixed and determinable while certain other raw material costs will vary due to product forecasting and future economic conditions.

Future payments under non-cancellable unconditional purchase obligations with a remaining term in excess of one year as of June 30, 2025 were as follows (in thousands):

Remainder of 2025	20,692
2026	50,782
2027	64,852
2028	—
2029	—
2030 and thereafter	—
Total	136,326

The Company is renegotiating a supplier arrangement and expects that it will pay a fee in connection with such renegotiation. In connection, the Company has recorded approximately $12.0 million to the selling, general and administrative line in the unaudited interim condensed consolidated statements of operations during the six months ended June 30, 2025.

17. Segment Reporting

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

The information regularly provided to the CODM used to assess performance and allocate resources is the same as the Company’s consolidated financial statements. The measure of segment profit or loss used by the CODM in assessing segment performance and how to allocate resources is consolidated net loss which is presented in the unaudited interim condensed consolidated statements of operations. The CODM uses net loss in strategic planning, for example, decision making of whether to allocate resources towards strengthening sales channels, investing in research and development, focusing on cost-down initiatives, and/or analyzing Company overhead in respect to specific products and service lines. Net loss is also used to monitor budget versus actual results and is considered in assessments related to company-wide incentive compensation. The significant segment expenses included within the segment measure of profit or loss are total costs of revenue, research and development expense, selling, general and administrative expense, and impairment expense. Other segment items are comprised of restructuring, change in fair value of contingent consideration, interest income, interest expense, other income/(expense), net, loss on extinguishment of convertible debt instruments and debt, change in fair value of convertible debenture, change in fair value of debt, loss on equity method investments, income tax (expense)/benefit and net loss attributable to non-controlling interest, which are presented in the unaudited interim condensed consolidated statements of operations. The CODM is not regularly provided a measure of segment assets.

The following table presents reported segment revenue, significant segment expenses, other segment items and segment measure of profit/(loss):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total net revenue	$173,970	$143,350	$307,644	$263,614
Cost of revenue:
Sales of equipment, related infrastructure and other	$(117,280)	$(129,911)	$(191,836)	$(265,036)
Services performed on fuel cell systems and related infrastructure	(9,996)	(13,730)	(24,458)	(26,687)
Benefit/(provision) for loss contracts related to service	10,832	(16,484)	1,944	(32,229)
Power purchase agreements	(45,272)	(54,312)	(95,204)	(109,540)
Fuel delivered to customers and related equipment	(65,636)	(58,317)	(124,990)	(116,890)
Other costs of revenue	(83)	(1,851)	(426)	(3,562)
Operating expenses:
Research and development	$(12,193)	$(18,940)	$(29,550)	$(44,220)
Selling, general and administrative	(87,893)	(85,144)	(168,732)	(163,103)
Impairment	(20,599)	(3,937)	(21,663)	(4,221)
Other segment items, net(1)	$(52,949)	$(23,057)	$(76,484)	$(56,235)
Consolidated net loss attributable to Plug Power Inc.	$(227,099)	$(262,333)	$(423,755)	$(558,109)
(1)	Included in other segment items, net are restructuring, change in fair value of contingent consideration, interest income, interest expense, other income/(expense), net, loss on extinguishment of convertible debt instruments and debt, change in fair value of convertible debenture, change in fair value of debt, loss on equity method investments, income tax (expense)/benefit and net loss attributable to non-controlling interest

18. Related Party Transactions

SK Plug Hyverse

Our 49/51 joint venture, SK Plug Hyverse, aims to provide hydrogen fuel cell systems, hydrogen fueling stations, electrolyzers and clean hydrogen to the Korean and other selected Asian markets. For the three months ended June 30, 2025 and 2024, the Company recognized related party revenue of $0 and $1.1 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized related party revenue of $0 and $4.5 million, respectively. As of June 30, 2025 and December 31, 2024, the Company had related party outstanding accounts receivable of $0.8 million and $3.5 million, respectively.

19. Restructuring

In March 2025, the Company announced the 2025 Restructuring Plan, which included initiatives to reduce our workforce, realign the Company’s manufacturing footprint and streamline the organization to enhance operational efficiency and improve overall liquidity. We began executing the 2025 Restructuring Plan in March 2025 and expect the 2025 Restructuring Plan to be completed in the second half of 2025, subject to local law and consultation requirements.

In February 2024, the Company announced a restructuring plan (the “2024 Restructuring Plan”). The 2024 Restructuring Plan included strategic moves to enhance our financial performance and ensure long-term value creation in a competitive market. We began executing the 2024 Restructuring Plan in February 2024 and it was effectively completed during the fourth quarter of 2024.

During the three months ended June 30, 2025 and 2024, the Company incurred $2.9 million and $1.6 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. During the six months ended June 30, 2025 and 2024, the Company incurred $20.1 million and $7.6 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. The following table reflects the category of restructuring charges incurred during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Employee severance and benefit arrangements	$2,359	$1,580	$18,246	$6,795
Legal and professional fees	44	49	215	845
Contract termination costs	561	—	1,657	—
Total restructuring charges	$2,964	$1,629	$20,118	$7,640

The accrued restructuring balances as of June 30, 2025 and December 31, 2024 were recorded in the accrued expenses financial statement line item in the unaudited interim condensed consolidated balance sheets. Restructuring activities related to the 2025 and 2024 Restructuring Plans were as follows (in thousands):

	2025 Restructuring Plan	2024 Restructuring Plan
Accrued balance as of December 31, 2024	$—	$129
Accruals and adjustments	17,150	4
Cash payments	(1,397)	—
Accrued balance as of March 31, 2025	$15,753	$133
Accruals and adjustments	2,983	(19)
Cash payments	(14,104)	—
Accrued balance as of June 30, 2025	$4,632	$114

As of June 30, 2025, total accrued expenses related to restructuring activities were comprised of (1) $4.5 million of employee severance and benefit arrangements and (2) $0.2 million of legal and professional services costs.

We estimate that we will incur future restructuring costs of $0.4 million related to employee severance and benefit arrangements. In addition, we expect to incur future restructuring costs related to facility exit costs during 2025; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in the second half of 2025. The actual timing and amount of costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.

20. Variable Interest Entities

Hidrogenii

In the third quarter of 2022, our wholly-owned subsidiary, Plug Power LA JV, LLC, created a joint venture with Niloco Hydrogen Holdings LLC, a wholly-owned subsidiary of Olin, named Hidrogenii to support reliability of supply and speed to market for hydrogen throughout North America and set the foundation for broader collaboration between Plug and Olin. During the second quarter of 2025, Hidrogenii placed into service a 15-ton-per-day hydrogen plant in St. Gabriel, Louisiana. Hidrogenii is owned 50% by Plug Power LA JV, LLC and 50% by Niloco Hydrogen Holdings LLC.

The Company has determined Hidrogenii to be a VIE, and the Company is considered to be the VIE’s primary beneficiary, as we determined we have both the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. On an ongoing basis, we are contractually obligated to certain operational funding. We consolidated the joint venture’s results within our single consolidated reportable segment. Hidrogenii has similar risks to those described in Item 1A, “Risk Factors”, in the Company’s 2024 Form 10-K.

The VIE’s assets can be used to settle only the VIE’s obligations and the creditors related to the VIE’s liabilities have no recourse against the general credit of the Company. The table below summarizes balances associated with Hidrogenii as reflected on our unaudited interim condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	As of
	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,534	$667
Accounts receivable, net - related party	1,292	—
Inventory	246	—
Prepaid expenses, tax credits and other current assets	—	242
Total current assets	3,072	909
Property, plant, and equipment, net	166,875	147,696
Total assets	169,947	148,605
Liabilities
Accounts payable	$2,714	$1,340
Accrued expenses	1,444	27
Total liabilities	4,158	1,367
Equity
Equity	$165,789	$147,238
Total equity	165,789	147,238
Total liabilities and equity	$169,947	$148,605

21. Subsequent Events

15.00% Secured Debenture Warrant

On July 8, 2025, the Company issued the 15.00% Secured Debenture Warrant to Yorkville. The exercise price of the 15.00% Secured Debenture Warrant was determined at the time of the issuance of the 15.00% Secured Debenture Warrant and equaled $1.37, the lower of (i) the closing price of the Company’s common stock immediately preceding the issuance of the 15.00% Secured Debenture Warrant or (ii) the average closing price of the Company’s common stock for the five trading days immediately preceding the issuance of the 15.00% Secured Debenture Warrant. The 15.00% Secured Debenture Warrant is exercisable at any time on or after the date of issuance and will expire on July 10, 2028.

Subsequent to issuance on July 8, 2025, the 15.00% Secured Debenture Warrant was partially exercised for 6,500,000 shares of the Company’s common stock for gross proceeds of $8.9 million.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim condensed consolidated financial statements and notes thereto included within this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto included in our 2024 Form 10-K. In addition to historical information, this Quarterly Report on Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “should,” “will,” “would,” “plan,” “potential,” “project” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks discussed in the section titled “Risk Factors” included under Part I, Item 1A, in our 2024 Form 10-K and supplemented by Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from these contained in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. These forward-looking statements speak only as of the date on which the statements were made. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

References in this Quarterly Report on Form 10-Q to “Plug”, the “Company”, “we”, “our” or “us” refer to Plug Power Inc., including as the context requires, its subsidiaries.

Overview

Plug is facilitating the paradigm shift to an increasingly electrified world by innovating cutting-edge hydrogen and fuel cell solutions.

While we continue to develop commercially viable hydrogen and fuel cell product solutions, we have expanded our offerings to support a variety of commercial operations that can be powered with clean hydrogen. We provide electrolyzers that allow customers — such as refineries, producers of chemicals, steel, fertilizer and commercial refueling stations — to generate hydrogen on-site. We are focusing our efforts on (a) industrial mobility applications, including electric forklifts and electric industrial vehicles, at multi-shift high volume manufacturing and high throughput distribution sites where we believe our products and services provide a unique combination of productivity, flexibility, and environmental benefits; and (b) production of hydrogen. Plug expects to support these products and customers with an ecosystem of vertically integrated products that produce, transport, store and handle, dispense, and use hydrogen for mobility and power applications.

Our current product and service portfolio includes:

GenDrive: GenDrive is our hydrogen fueled PEM fuel cell system, providing power to material handling EVs, including Class 1, 2, 3 and 6 electric forklifts, automated guided vehicles, and ground support equipment.

GenSure: GenSure is our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support applications on both a small and large power scale. For smaller applications, Plug’s Low Power GenSure supports backup and grid-support application of the telecommunications, transportation, and utility sectors. Our High Power GenSure product line supports large scale stationary power, EV charging infrastructure, and data center markets.

GenFuel: GenFuel is our liquid hydrogen fueling, delivery, generation, storage, and dispensing system.

GenCare: GenCare is our ongoing “Internet of Things”-based maintenance and on-site service program for GenDrive fuel cell systems, GenSure fuel cell systems and GenFuel hydrogen storage and dispensing products.

GenKey: GenKey is our vertically integrated “turn-key” solution combining either GenDrive or GenSure fuel cell power with GenFuel fuel and GenCare aftermarket service, offering complete simplicity to customers transitioning to fuel cell power.

GenEco Electrolyzers: The design and implementation of 5MW and 10MW electrolyzer systems that are modular, scalable hydrogen generators optimized for clean hydrogen production. Electrolyzers generate hydrogen from water using electricity and a special membrane and “green” hydrogen is generated by using renewable energy inputs, such as solar or wind power.

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

Currently, we manufacture and/or assemble our products at our manufacturing facilities in Rochester, New York; Slingerlands, New York; Houston, Texas; and Lafayette, Indiana; and have an expanded customer service center in Dayton, Ohio. In addition, we have hydrogen production plants in Charleston, Tennessee; Kingsland, Georgia; and St. Gabriel, Louisiana.

Results of Operations

Our primary sources of revenue are from sales of equipment, related infrastructure and other, services performed on fuel cell systems and related infrastructure, power purchase agreements, and fuel delivered to customers and related equipment. A certain portion of our sales result from acquisitions in legacy markets, which we are working to transition to renewable solutions. Revenue from sales of equipment, related infrastructure and other represents sales of our GenDrive units, GenSure stationary backup power units, cryogenic delivery and storage, hydrogen liquefaction systems, electrolyzers and hydrogen fueling infrastructure. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from power purchase agreements primarily represent payments received from customers who make monthly payments to access the Company’s GenKey solution. Revenue associated with fuel delivered to customers and related equipment represents the sale of hydrogen to customers that has been purchased by the Company from a third party or generated at our hydrogen production plants.

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

The amount of provision for the Amazon and Walmart warrants recorded as a reduction of revenue during the three and six months ended June 30, 2025 and 2024, respectively, is shown in the table below (in thousands):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Sales of equipment, related infrastructure and other	$(1,345)	$(661)	$(2,237)	$(2,928)
Services performed on fuel cell systems and related infrastructure	(1,250)	(531)	(2,938)	(979)
Power purchase agreements	(2,238)	(1,713)	(4,358)	(2,787)
Fuel delivered to customers and related equipment	(4,642)	(2,927)	(9,066)	(3,633)
Total	$(9,475)	$(5,832)	$(18,599)	$(10,327)

Net revenue, cost of revenue, gross profit/(loss) and gross margin/(loss) during the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended				Six months ended
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin/(Loss)	Net Revenue	Revenue	Profit/(Loss)	Margin/(Loss)
For the period ended June 30, 2025
Sales of equipment, related infrastructure and other	$99,173	$117,280	$(18,107)	(18.3)%	$162,679	$191,836	$(29,157)	(17.9)%
Services performed on fuel cell systems and related infrastructure	16,367	9,996	6,371	38.9%	33,241	24,458	8,783	26.4%
(Benefit)/provision for loss contracts related to service	—	(10,832)	10,832	N/A	—	(1,944)	1,944	N/A
Power purchase agreements	23,633	45,272	(21,639)	(91.6)%	46,843	95,204	(48,361)	(103.2)%
Fuel delivered to customers and related equipment	34,399	65,636	(31,237)	(90.8)%	63,856	124,990	(61,134)	(95.7)%
Other	398	83	315	79.1%	1,025	426	599	58.4%
Total	$173,970	$227,435	$(53,465)	(30.7)%	$307,644	$434,970	$(127,326)	(41.4)%
For the period ended June 30, 2024
Sales of equipment, related infrastructure and other	$76,788	$129,911	$(53,123)	(69.2)%	$145,083	$265,036	$(119,953)	(82.7)%
Services performed on fuel cell systems and related infrastructure	13,034	13,730	(696)	(5.3)%	26,057	26,687	(630)	(2.4)%
(Benefit)/provision for loss contracts related to service	—	16,484	(16,484)	N/A	—	32,229	(32,229)	N/A
Power purchase agreements	19,674	54,312	(34,638)	(176.1)%	37,978	109,540	(71,562)	(188.4)%
Fuel delivered to customers and related equipment	29,887	58,317	(28,430)	(95.1)%	48,173	116,890	(68,717)	(142.6)%
Other	3,967	1,851	2,116	53.3%	6,323	3,562	2,761	43.7%
Total	$143,350	$274,605	$(131,255)	(91.6)%	$263,614	$553,944	$(290,330)	(110.1)%

Net Revenue

Revenue – sales of equipment, related infrastructure and other. Revenue from sales of equipment, related infrastructure and other represents sales of our GenDrive units, GenSure stationary backup power units, cryogenic delivery and storage, hydrogen liquefaction systems, electrolyzers and hydrogen fueling infrastructure (referred to at the site level as hydrogen installations). Revenue from sales of equipment, related infrastructure and other for the three months ended June 30, 2025 increased $22.4 million, or 29.2%, to $99.2 million from $76.8 million for the three months ended June 30, 2024. Primarily contributing to the increase in revenue was an increase in sales of electrolyzers systems globally. Revenue from sales of electrolyzers increased $29.8 million primarily due to an increase in volume of electrolyzer systems for which revenue was recognized. The increase in revenue related to sales of fuel cell systems of $2.4 million was primarily due to an increase in volume of GenSure units sold, with 133 units sold during the three months ended June 30, 2025 compared to 67 units sold during the three months ended June 30, 2024. Partially offsetting these increases in revenue, there was a decrease in revenue from sales of hydrogen infrastructure of $1.6 million due to volume, with three hydrogen site installations during the three months ended June 30, 2025 compared to five during the three months ended June 30, 2024. Additionally, there was a decrease of $4.1 million related to the sales of engineered oil and gas equipment from the Frames acquisition, for which sales are not expected to continue beyond current commitments. Additionally, revenue from sales of cryogenic equipment and liquefiers decreased $4.1 million during the three months ended June 30, 2025 primarily due to product mix with respect to cryogenic equipment and fewer existing liquefier projects compared to the three months ended June 30, 2024. Included in the changes described above, the provision for common stock warrants recorded as a reduction of revenue from sales of equipment, related infrastructure and other increased to $1.3 million for the three months ended June 30, 2025 compared to $0.7 million for the three months ended June 30, 2024.

Revenue from sales of equipment, related infrastructure and other for the six months ended June 30, 2025 increased $17.6 million, or 12.1%, to $162.7 million from $145.1 million for the six months ended June 30, 2024. Revenue from sales of electrolyzers increased $37.7 million primarily due to an increase in volume of electrolyzer systems for which revenue was recognized. In addition, the increase in revenue related to sales of fuel cell systems of $0.1 million was primarily due to the increase in volume of GenSure units sold discussed above, partially offset by a decrease in volume of GenDrive units sold during the six months ended June 30, 2025. Partially offsetting these increases in revenue, the decrease in revenue from sales of hydrogen infrastructure of $8.3 million was primarily due to volume, with four hydrogen site installations during the six months ended June 30, 2025 compared to eight during the six months ended June 30, 2024.

Additionally, there was a decrease of $6.8 million related to the sales of engineered oil and gas equipment from the Frames acquisition, for which sales are not expected to continue beyond current commitments. Additionally, revenue from sales of cryogenic equipment and liquefiers decreased $5.1 million during the six months ended June 30, 2025 primarily due to a slower rate of progress on existing liquefier projects as they near completion compared to the six months ended June 30, 2024. Included in the changes described above, the provision for common stock warrants recorded as a reduction of revenue from sales of equipment, related infrastructure and other decreased to $2.2 million for the six months ended June 30, 2025 compared to $2.9 million for the six months ended June 30, 2024.

Revenue – services performed on fuel cell systems and related infrastructure. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2025 increased $3.4 million, or 25.6%, to $16.4 million from $13.0 million for the three months ended June 30, 2024. The increase in revenue from services performed on fuel cell systems and related infrastructure was primarily due to increase in service rates negotiated with certain customers. In addition, the average number of GenDrive units under maintenance contracts during the three months ended June 30, 2025 increased to 23,846 compared to 21,940 during the three months ended June 30, 2024. Included in the change described above, the provision for common stock warrants recorded as a reduction of revenue from services performed on fuel cell systems and related infrastructure increased to $1.3 million during the three months ended June 30, 2025 compared to $0.5 million during the six months ended June 30, 2024.

Revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2025 increased $7.1 million, or 27.6%, to $33.2 million from $26.1 million for the six months ended June 30, 2024. The increase in revenue from services performed on fuel cell systems and related infrastructure was related to the increase in number of units in service and increases in service rates during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, as discussed above, coupled with an increase in service rates negotiated with certain customers. Included in the change described above, the provision for common stock warrants recorded as a reduction of revenue from services performed on fuel cell systems and related infrastructure increased to $2.9 million during the six months ended June 30, 2025 compared to $1.0 million during the six months ended June 30, 2024.

Revenue – power purchase agreements. Revenue from Power Purchase Agreements (“PPAs”) represents payments received from customers for power generated through the provision of equipment and service. Revenue from PPAs for the three months ended June 30, 2025 increased $3.9 million, or 20.1%, to $23.6 million from $19.7 million for the three months ended June 30, 2024. The increase in revenue was a result of an increase in pricing rates during the second quarter of 2025 compared to the second quarter of 2024, partially offset by an increase in the provision for common stock warrants. Included in the change described above, the provision for common stock warrants recorded as a reduction of revenue from PPAs increased to $2.2 million during the three months ended June 30, 2025 compared to $1.7 million during the three months ended June 30, 2024.

Revenue from PPAs for the six months ended June 30, 2025 increased $8.8 million, or 23.3%, to $46.8 million from $38.0 million for the six months ended June 30, 2024. The increase in revenue was a result of an increase in pricing rates during the first half of 2025 compared to the first half of 2024, partially offset by an increase in the provision for common stock warrants. Included in the change described above, the provision for common stock warrants recorded as a reduction of revenue from PPAs increased to $4.4 million during the six months ended June 30, 2025 compared to $2.8 million during the six months ended June 30, 2024.

Revenue – fuel delivered to customers and related equipment. Revenue from fuel delivered to customers and related equipment represents the sale of hydrogen that has been purchased by the Company from a third party or generated at our hydrogen production plants. Revenue from fuel delivered to customers and related equipment during the three months ended June 30, 2025 increased $4.5 million, or 15.1%, to $34.4 million from $29.9 million during the three months ended June 30, 2024. The increase in revenue was primarily due to increased fuel prices negotiated with certain customers and an increase in volume of fuel kilograms sold, partially offset by an increase in the provision for common stock warrants. Included in the change described above, the provision for common stock warrants recorded as a reduction of revenue from fuel delivered to customers and related equipment increased to $4.6 million for the three months ended June 30, 2025 compared to $2.9 million for the three months ended June 30, 2024.

Revenue from fuel delivered to customers and related equipment during the six months ended June 30, 2025 increased $15.7 million, or 32.6%, to $63.9 million from $48.2 million during the six months ended June 30, 2024. The increase in revenue was primarily due to increased fuel prices negotiated with certain customers and an increase in volume of fuel kilograms sold, partially offset by an increase in the provision for common stock warrants. Included in the change described above, the provision for common stock warrants recorded as a reduction of revenue from fuel delivered to customers and related equipment increased to $9.1 million for the six months ended June 30, 2025 compared to $3.6 million for the six months ended June 30, 2024.

Cost of Revenue

Cost of revenue – sales of equipment, related infrastructure and other. Cost of revenue from sales of equipment, related infrastructure and other includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary back-up power units, cryogenic delivery and storage, hydrogen liquefaction systems, electrolyzers and hydrogen fueling infrastructure (referred to at the site level as hydrogen installations). Cost of revenue from sales of equipment, related infrastructure and other during the three months ended June 30, 2025 decreased $12.6 million, or 9.7%, to $117.3 million from $129.9 million during the three months ended June 30, 2024. Primarily contributing to the decrease in cost of revenue was a decrease in cost of revenue related to sales of fuel cell systems, a decrease in inventory valuation adjustments and lower labor and overhead costs as a result of the 2024 and 2025 rooftop consolidations and restructuring activities. Cost of revenue related to sales of fuel cell systems decreased by $11.4 million primarily due to favorable product mix with respect to GenDrive units and lower labor and overhead costs resulting from the Company’s restructuring activities. The cost of revenue related to sales of hydrogen infrastructure decreased $3.1 million primarily due to the decrease in the number of hydrogen site installations, with three hydrogen site installations during the three months ended June 30, 2025 compared to five during the three months ended June 30, 2024. The cost of revenue related to sales of cryogenic equipment and liquefiers decreased $3.2 million during the three months ended June 30, 2025 primarily due to product mix with respect to cryogenic equipment and fewer existing liquefier projects compared to the three months ended June 30, 2024. Finally, there was a decrease in cost of revenue of $2.1 million related to a decrease in sales of engineered equipment from the Frames acquisition, for which sales are not expected to continue beyond current commitments. Cost of revenue related to sales of electrolyzer stacks and systems increased by $7.2 million primarily due to an increase in volume of electrolyzer systems for which revenue was recognized, partially offset by a decrease in inventory valuation adjustments, with $3.4 million recorded during the three months ended June 30, 2025 compared to $7.2 million during the three months ended June 30, 2024. The decrease in inventory valuation adjustments during the three months ended June 30, 2025 was primarily related to higher sales prices on recently signed contracts with customers resulting in decreased lower of cost or net realizable valuation adjustments. Gross loss generated from sales of equipment, related infrastructure and other decreased to (18.3%) for the three months ended June 30, 2025 compared to (69.2%) for the three months ended June 30, 2024. The decrease in gross loss was primarily due to lower labor and overhead costs resulting from the Company’s restructuring activities as well as the decrease in inventory valuation adjustments described above.

Cost of revenue from sales of equipment, related infrastructure and other during the six months ended June 30, 2025 decreased $73.2 million, or 27.6%, to $191.8 million from $265.0 million during the six months ended June 30, 2024. Primarily contributing to the decrease in cost of revenue was a decrease in cost of revenue related to sales of fuel cell systems, a decrease in cost of revenue related to sales of hydrogen infrastructure, a decrease in inventory valuation adjustments and lower labor and overhead costs as a result of the 2024 and 2025 rooftop consolidations and restructuring activities. Cost of revenue related to sales of fuel cell systems decreased by $43.1 million primarily due to a decrease in volume of GenDrive units sold, with 1,587 units sold during the six months ended June 30, 2025 compared to 2,023 units sold during the six months ended June 30, 2024. In addition, inventory valuation adjustments decreased, with $10.2 million recorded during the six months ended June 30, 2025 compared to $25.8 million during the six months ended June 30, 2024. The decrease in inventory valuation adjustments during the six months ended June 30, 2025 was primarily related to higher sales prices on recently signed contracts with customers resulting in decreased lower of cost or net realizable valuation adjustments. The cost of revenue related to sales of hydrogen infrastructure decreased $13.5 million primarily due to the decrease in the number of hydrogen site installations, with four hydrogen site installations during the six months ended June 30, 2025 compared to eight during the six months ended June 30, 2024. Cost of revenue related to sales of electrolyzer stacks and systems decreased by $3.9 million primarily due to a decrease in inventory valuation adjustments, with $5.3 million recorded during the six months ended June 30, 2025 compared to $21.4 million during the six months ended June 30, 2024. The decrease in inventory valuation adjustments during the six months ended June 30, 2025 was primarily related to higher sales prices on recently signed contracts with customers resulting in decreased lower of cost or net realizable valuation adjustments. The decrease in inventory valuation adjustments was partially offset by an increase in cost of revenue related to an increase in volume of electrolyzer systems for which revenue was recognized. The cost of revenue related to sales of cryogenic equipment and liquefiers decreased $8.4 million during the six months ended June 30, 2025 primarily due to a slower rate of progress on existing liquefier projects as they near completion compared to the six months ended June 30, 2024. Finally, there was a decrease in cost of revenue of $4.3 million related to a decrease in sales of engineered equipment from the Frames acquisition, for which sales are not expected to continue beyond current commitments. Gross loss generated from sales of equipment, related infrastructure and other decreased to (17.9%) for the six months ended June 30, 2025 compared to (82.7%) for the six months ended June 30, 2024. The decrease in gross loss was primarily due to the decrease in inventory valuation adjustments described above as well as lower labor and overhead costs resulting from the Company's restructuring activities.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure during the three months ended June 30, 2025 decreased $3.7 million, or 27.2%, to $10.0 million from $13.7 million during the three months ended June 30, 2024. The decrease in cost of revenue was primarily due to improved performance of our units, which resulted in a reduced parts usage and reduced labor costs at customer sites. Gross margin increased to 38.9% for the three months ended June 30, 2025 compared to gross loss of (5.3%) for the three months ended June 30, 2024. The increase in gross margin was primarily due to increase in service rates negotiated with certain customers as well as the decreases in cost of revenue described above.

Cost of revenue from services performed on fuel cell systems and related infrastructure during the six months ended June 30, 2025 decreased $2.2 million, or 8.4%, to $24.5 million from $26.7 million during the six months ended June 30, 2024. The decrease in cost of revenue was primarily due to improved performance of our units, which resulted in a reduced parts usage and reduced labor costs at customer sites. Gross margin increased to 26.4% for the six months ended June 30, 2025 compared to gross loss of (2.4%) for the six months ended June 30, 2024. The increase in gross margin was primarily due to increase in service rates negotiated with certain customers as well as the decreases in cost of revenue described above.

Cost of revenue – (benefit)/provision for loss contracts related to service. The Company recorded a benefit for loss contracts related to service of $10.8 million during the three months ended June 30, 2025 compared to a provision for loss contracts related to service of $16.5 million during the three months ended June 30, 2024. The Company recorded a benefit primarily due to reductions in cost to service our GenDrive units and improvements on forecasted future costs.

The Company recorded a benefit for loss contracts related to service of $1.9 million during the six months ended June 30, 2025 compared to a provision for loss contracts related to service of $32.2 million during the six months ended June 30, 2024. The Company recorded a benefit primarily due to reductions in cost to service our GenDrive units and improvements on forecasted future costs.

Cost of revenue – power purchase agreements. Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment. Cost of revenue from PPAs during the three months ended June 30, 2025 decreased $9.0 million, or 16.6%, to $45.3 million from $54.3 million during the three months ended June 30, 2024. The decrease in cost was primarily due to a decrease in depreciation related to the Company’s right of use assets resulting from the Company’s annual impairment analysis conducted during the fourth quarter of 2024. Gross loss decreased to (91.6%) during the three months ended June 30, 2025 compared to (176.1%) during the three months ended June 30, 2024. The decrease in gross loss was primarily due to improved pricing and the reduction in cost described above.

Cost of revenue from PPAs during the six months ended June 30, 2025 decreased $14.3 million, or 13.1%, to $95.2 million from $109.5 million during the six months ended June 30, 2024. The decrease in cost was primarily due to a decrease in depreciation related to the Company’s right of use assets resulting from the Company’s annual impairment analysis conducted during the fourth quarter of 2024. Gross loss decreased to (103.2%) during the six months ended June 30, 2025 compared to (188.4%) during the six months ended June 30, 2024. The decrease in gross loss was primarily due to improved pricing and the reduction in cost described above.

Cost of revenue – fuel delivered to customers and related equipment. Cost of revenue from fuel delivered to customers and related equipment represents the purchase of hydrogen from suppliers and internally produced hydrogen that is ultimately sold to customers. Cost of revenue from fuel delivered to customers during the three months ended June 30, 2025 increased $7.3 million, or 12.6%, to $65.6 million from $58.3 million during the three months ended June 30, 2024. The increase in cost of revenue was primarily due to increased costs of purchased fuel as well as an increase in volume of fuel delivered to customers. Gross loss decreased to (90.8%) during the three months ended June 30, 2025 compared to (95.1%) during the three months ended June 30, 2024. The decrease in gross loss was primarily due to increased fuel prices negotiated with certain customers.

Cost of revenue from fuel delivered to customers during the six months ended June 30, 2025 increased $8.1 million, or 6.9%, to $125.0 million from $116.9 million during the six months ended June 30, 2024. The increase was primarily due to increased costs of purchased fuel as well as an increase in volume of fuel delivered to customers. Gross loss decreased to (95.7%) during the six months ended June 30, 2025 compared to (142.6%) during the six months ended June 30, 2024. The decrease in gross loss was primarily due to increased fuel prices negotiated with certain customers.

Expenses

Research and development. Research and development expenses include: materials to build development and prototype units, cash and non-cash stock compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities. Research and development expense for the three months ended June 30, 2025 decreased $6.7 million, or 35.6%, to $12.2 million from $18.9 million for the three months ended June 30, 2024. The decrease was primarily related to headcount reductions related to the 2025 Restructuring Plan, a decrease in stock compensation and a decrease in system and component materials.

Research and development expense for the six months ended June 30, 2025 decreased $14.6 million, or 33.2%, to $29.6 million from $44.2 million for the six months ended June 30, 2024. The decrease was primarily related to headcount reductions related to the 2025 Restructuring Plan, a decrease in stock compensation and a decrease in system and component materials.

Selling, general and administrative. Selling, general and administrative expenses include cash and non-cash stock compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services. Selling, general and administrative expenses for the three months ended June 30, 2025 increased $2.8 million, or 3.2%, to $87.9 million from $85.1 million for the three months ended June 30, 2024. The increase was primarily due to an increase in contract exit costs and bad debt expenses, partially offset by a decrease in stock compensation.

Selling, general and administrative expenses for the six months ended June 30, 2025 increased $5.6 million, or 3.5%, to $168.7 million from $163.1 million for the six months ended June 30, 2024. The increase was primarily due to an increase in contract exit costs and bad debt expenses, partially offset by a decrease in stock compensation.

Restructuring. Expenses related to restructuring activities for the three months ended June 30, 2025 increased $1.4 million, or 82.0%, to $3.0 million from $1.6 million for the three months ended June 30, 2024. The increase was due to severance and benefits related to the 2025 Restructuring Plan, which impacted more employees than the 2024 Restructuring Plan.

Expenses related to restructuring activities for the six months ended June 30, 2025 increased $12.5 million, or 163.3%, to $20.1 million from $7.6 million for the six months ended June 30, 2024. The increase was due to severance and benefits related to the 2025 Restructuring Plan, which impacted more employees than the 2024 Restructuring Plan.

Impairment. Impairment for the three months ended June 30, 2025 increased $16.7 million, or 423.2%, to $20.6 million from $3.9 million for the three months ended June 30, 2024. The increase was primarily related to the Company recording impairment charges of $11.2 million related to the strategic exit of material handling investments at customer sites impacting equipment related to power purchase agreements and fuel delivered to customers, net. In addition, the Company recorded impairment charges of $9.4 million related to the Company’s property, plant and equipment, net during the three months ended June 30, 2025.

Impairment for the six months ended June 30, 2025 increased $17.5 million, or 413.2%, to $21.7 million from $4.2 million for the six months ended June 30, 2024. The increase was primarily related to the Company recording impairment charges of $11.2 million related to the strategic exit of material handling investments at customer sites impacting equipment related to power purchase agreements and fuel delivered to customers, net. In addition, the Company recorded impairment charges of $10.5 million related to the Company’s property, plant and equipment, net during the six months ended June 30, 2025.

Change in fair value of contingent consideration. The change in fair value of contingent consideration is related to earn-outs for the Joule Processing LLC (“Joule”) and Frames Holding B.V. (“Frames”) acquisitions. The change in fair value of contingent consideration for the three months ended June 30, 2025 and 2024 was ($0.2) million and $3.8 million, respectively.

The change in fair value of contingent consideration for the six months ended June 30, 2025 and 2024 was ($12.0) million and ($5.4) million, respectively. The decrease was primarily due to a decrease in the fair value of contingent consideration for Joule’s earn-out of $12.0 million during the six months ended June 30, 2025 due to changes in management assumptions.

Interest income. Interest income primarily consists of income generated by our investment holdings, restricted cash escrow accounts, and money market accounts. Interest income for the three months ended June 30, 2025 decreased $2.0 million compared to the three months ended June 30, 2024. The decrease was primarily due to the decrease in the Company’s average restricted cash balance during the second quarter of 2025.

Interest income for the six months ended June 30, 2025 decreased $6.1 million compared to the six months ended June 30, 2024. The decrease was primarily due to the decrease in the Company’s average restricted cash balance during the first half of 2025.

Interest expense. Interest expense consists of interest expense related to our long-term debt, convertible debt instruments, obligations under finance leases and our finance obligations. Interest expense for the three months ended June 30, 2025 increased $6.4 million compared to the three months ended June 30, 2024. The increase was primarily due to interest expense incurred related to the 15.00% Secured Debenture, which was entered into during the second quarter of 2025.

Interest expense for the six months ended June 30, 2025 increased $6.6 million compared to the six months ended June 30, 2024. The increase was primarily due to interest expense incurred related to the 6.00% Convertible Debenture, which was entered into during the fourth quarter of 2024, as well as the 15.00% Secured Debenture noted above.

Other income/(expense), net. Other income/(expense), net primarily consists of gains and losses related to energy contracts and foreign currency translation. Other income/(expense), net for the three months ended June 30, 2025 increased $12.9 million to other income, net of $3.8 million compared to other expense, net of $9.1 million for the three months ended June 30, 2024. The increase was primarily due to foreign currency gains as well as a decrease in losses related to energy contracts.

Other income/(expense), net for the six months ended June 30, 2025 increased $21.2 million to other income, net of $5.1 million compared to other expense, net of $16.1 million for the six months ended June 30, 2024. The increase was primarily due to foreign currency gains as well as a decrease in losses related to energy contracts.

Loss on extinguishment of convertible debt instruments and debt. Loss on extinguishment of convertible debt instruments and debt consists of losses that arise from retirement of the Company’s convertible debenture, convertible senior notes and debt before maturity. For the three months ended June 30, 2025, the Company had loss on extinguishment of convertible debt instruments and debt of $5.5 million as compared to loss on extinguishment of convertible debt instruments and debt of $0 for the three months ended June 30, 2024. The losses during the second quarter of 2025 were driven by the difference between the carrying amount of the 6.00% Convertible Debenture and principal settled in cash and premium costs on the 6.00% Convertible Debenture principal settled in cash.

For the six months ended June 30, 2025, the Company had loss on extinguishment of convertible debt instruments and debt of $9.1 million as compared to loss on extinguishment of convertible debt instruments and debt of $14.0 million for the six months ended June 30, 2024. The losses during the first half of 2025 were driven by the difference between the carrying amount of the 6.00% Convertible Debenture and principal settled in cash and premium costs on the 6.00% Convertible Debenture principal settled in cash. The losses during the first half of 2024 were driven by the exchange of $138.8 million in aggregate principal amount of the Company’s 3.75% Convertible Senior Notes for $140.4 million in aggregate principal amount of the Company’s 7.00% Convertible Senior Notes.

Change in fair value of convertible debenture. Change in fair value of convertible debenture consists of gains/(losses) that arise from the changes in fair value of the Company’s 6.00% Convertible Debenture. During the three and six months ended June 30, 2025, the Company recorded a change in fair value of convertible debenture of ($9.2) million and ($1.9) million, respectively, compared to a change in fair value of convertible debenture of $0 for the three and six months ended June 30, 2024 as the 6.00% Convertible Debenture originated during the fourth quarter of 2024.

Change in fair value of debt. Change in fair value of debt consists of gains/(losses) that arise from the changes in fair value of the Company’s 15.00% Secured Debenture. During the three and six months ended June 30, 2025, the Company recorded a loss on change in fair value of convertible debenture of ($3.4) million compared to a change in fair value of convertible debenture of $0 for the three and six months ended June 30, 2024 as the 15.00% Secured Debenture originated during the second quarter of 2025.

Loss on equity method investments. Loss on equity method investments consists of our interest in AccionaPlug S.L., which is our 50/50 joint venture with Acciona Generación Renovable, S.A., SK Plug Hyverse, which is our 49/51 joint venture with SK Innovation Co., Ltd, successor in interest to SK E&S Co., Ltd., and Clean H2 Infra Fund. For the three months ended June 30, 2025, the Company recorded a loss of $45.9 million on equity method investments compared to a loss of $7.2 million for the three months ended June 30, 2024. The increase in loss on equity method investments was primarily due to the Company recording an other-than-temporary impairment loss of $42.5 million related to the Company’s investment in one of its equity method investments due to a decline in market conditions.

For the six months ended June 30, 2025, the Company recorded a loss of $48.2 million on equity method investments compared to a loss of $20.4 million for the six months ended June 30, 2024. The increase in loss on equity method investments was primarily due to the Company recording an other-than-temporary impairment loss of $42.5 million related to the Company’s investment in one of its equity method investments due to a decline in market conditions. The increase in loss on equity method investments was partially offset by the Company recording no losses related to HyVia during the six months ended June 30, 2025 as the joint venture entered into receivership proceedings during the fourth quarter of 2024.

Income Taxes

The Company recorded $12 thousand of income tax expense and $0.4 million of income tax benefit during the three months ended June 30, 2025 and 2024, respectively. The Company recorded $12 thousand of income tax expense and $0.2 million of income tax benefit during the six months ended June 30, 2025 and 2024, respectively. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets in the U.S., which remain fully reserved. With the exception of a few service entities mainly in Europe, all domestic and foreign deferred tax assets are offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, modifying various federal clean energy tax provisions of the Inflation Reduction Act of 2022 (the “IRA”), including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act of 2017. The most significant impacts of the OBBBA to the Company are related to Section 45V Credit for Production of Clean Hydrogen, which will be available for clean hydrogen facilities beginning construction before January 1, 2028 and the Section 48E Investment Tax Credit which provides for a 30% investment tax credit for “qualified fuel cell property” from 2026 to 2032. The Company is evaluating the provisions of the OBBBA and its impact on its business.

Liquidity and Capital Resources

A summary of our consolidated sources and uses of cash, cash equivalents and restricted cash was as follows (in thousands):

	Six months ended
	June 30, 2025	June 30, 2024
Net cash (used in)/provided by:
Operating activities	$(297,378)	$(422,466)
Investing activities	(87,316)	(268,658)
Financing activities	226,064	526,751

Operating Activities

The net cash used in operating activities during the six months ended June 30, 2025 and 2024 was $297.4 million and $422.5 million, respectively. The decrease in net cash used in operating activities was primarily due to the decrease in net loss during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Other changes to net cash used in operating activities include an increase in cash provided by inventory and prepaid expenses and other assets. Those changes were partially offset by a decrease in cash provided by accounts receivable, a decrease in non-cash inventory valuation adjustments and a recovery on service contracts during the six months ended June 30, 2025 compared to a loss on service contracts during the six months ended June 30, 2024.

Investing Activities

The net cash used in investing activities during the six months ended June 30, 2025 and 2024 was $87.3 million and $268.7 million, respectively. The decrease in net cash used in investing activities was primarily due to a decrease in purchases of property, plant and equipment as well as a decrease in contributions to equity method investments during the six months ended June 30, 2025.

Financing Activities

The net cash provided by financing activities during the six months ended June 30, 2025 and 2024 was $226.1 million and $526.8 million, respectively. The decrease in cash provided by financing activities was primarily driven by a decrease in proceeds from public and private offerings and an increase in principal payments on convertible debentures, partially offset by an increase in proceeds from debt issuance.

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of approximately $228.7 million and $262.3 million during the three months ended June 30, 2025 and 2024, respectively. The Company incurred net losses of approximately $425.6 million and $558.1 million during the six months ended June 30, 2025 and 2024, respectively. The Company’s working capital was $494.2 million as of June 30, 2025, which included unrestricted cash and cash equivalents of $140.7 million and current restricted cash of $195.4 million, and the Company had an accumulated deficit of $7.0 billion.

The future use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of our resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of capital, market conditions could adversely impact our ability to do so at that time and at terms favorable to the Company.

The Company has an “at-the-market” equity offering program with B. Riley Securities, Inc. (“B. Riley”) pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion under a sales agreement. The “at-the-market” equity offering program will terminate upon the earliest of (a) December 31, 2025 with respect to principal transactions and January 17, 2026 with respect to agency transactions, (b) the sale of all shares of common stock under the program or (c) termination of the sales agreement. During the three months ended June 30, 2025, the Company sold no shares of common stock and during the six months ended June 30, 2025, the Company sold 5,154,177 shares of common stock at a weighted-average sales price of $1.69 per share for gross proceeds of $8.7 million with related issuance costs of $0.2 million through the “at-the-market” equity offering program. As of June 30, 2025, the Company had $986.2 million of aggregate gross sales price of shares available to be sold under the “at-the-market” equity offering program.

The Company has also entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, pursuant to which the Company has the right, at its option, to sell to Yorkville up to $1.0 billion in the aggregate gross sales price of its common stock, subject to certain limitations and conditions set forth therein. The Company has the right, but not the obligation, from time to time at its sole discretion to direct Yorkville to purchase directly from the Company up to $10.0 million in the aggregate gross price sales of its common stock on any trading day. The SEPA expires on February 10, 2027. During the three and six months ended June 30, 2025, the Company sold no shares of common stock pursuant to the SEPA.

On March 20, 2025, the Company sold 46,500,000 shares of its common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 138,930,464 shares of its common stock and accompanying warrants (the “Common Warrants”) to purchase 185,430,464 shares of its common stock (the “Offering”) in a registered direct offering pursuant to an underwriting agreement with several underwriters. The Company received net proceeds from the Offering of $267.5 million, after deducting the underwriting discount and related expenses and excluding the proceeds, if any, from the exercise of the warrants. The Pre-Funded Warrants became exercisable immediately follow the closing date of the Offering with a term of three years and an exercise price of $0.001 per share of common stock. During the three and six months ended June 30, 2025, the Pre-Funded Warrants were exercised for 138,930,464 shares of common stock at an exercise price of $0.001 per share. The Common Warrants are exercisable at any time on or after six months after the date of issuance with a term of three years and an exercise price of $2.00 per share of common stock. If all of the Common Warrants in the Offering were to be exercised in cash at their exercise price, the Company would receive additional gross proceeds of approximately $371.0 million.

On May 5, 2025, the Company issued the initial tranche of secured debentures (the “15.00% Secured Debenture”) in the aggregate principal amount of $210.0 million pursuant to the Secured Debenture Purchase Agreement (the “Secured Debenture Purchase Agreement”) with Yorkville for a purchase price of $199.5 million. Under the Secured Debenture Purchase Agreement, Yorkville is committed to purchase a second tranche of secured debentures in an aggregate principal amount of up to $105.0 million for a purchase price of $99.8 million subject to the satisfaction of the closing conditions set forth therein. The Secured Debenture Purchase Agreement also permits the Company to sell to Yorkville a third uncommitted tranche of secured debentures in an aggregate principal amount of up to $210.0 million. All secured debentures issued under the Secured Debenture Purchase Agreement will incur interest at a rate of 15% per annum, which interest will increase to 25% per annum upon the occurrence of an Event of Default (as defined in the Secured Debenture Purchase Agreement) for so long as such event remains uncured and unwaived. The Company used a portion of the net proceeds from the initial tranche of the 15.00% Secured Debenture to retire $60.0 million of principal on the Company’s 6.00% Convertible Debenture. On July 8, 2025, the Company issued to Yorkville a warrant to purchase 31,500,000 shares of common stock (“15.00% Secured Debenture Warrant”). The exercise price of the 15.00% Secured Debenture Warrant was determined at the time of the issuance of the 15.00% Secured Debenture Warrant and equaled $1.37, the lower of (i) the closing price of the Company’s common stock immediately preceding the issuance of the 15.00% Secured Debenture Warrant or (ii) the average closing price of the Company’s common stock for the five trading days immediately preceding the issuance of the 15.00% Secured Debenture Warrant. The 15.00% Secured Debenture Warrant is exercisable at any time on or after the date of issuance and will expire on July 10, 2028.

In addition to the proceeds described above, the Company expects to have savings resulting from the restructuring plan announced in March 2025 (the “2025 Restructuring Plan”). The 2025 Restructuring Plan includes initiatives to reduce our workforce, realign the Company’s manufacturing footprint and streamline the organization to enhance operational efficiency and improve overall liquidity. The expected annual savings from the 2025 Restructuring Plan are expected to be significant and began to be realized in the second half of 2025.

The Company believes that its working capital, cash position and restricted cash to be released over the next 12 months, together with other key assumptions, support the Company’s conclusion that they have sufficient capital to fund its on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited interim condensed consolidated financial statements. Key assumptions are based on factors such as forecasted sales and costs, amortization requirements of the Company’s finance obligations, the Company’s right to direct B. Riley to purchase shares from the Company under the “at-the-market” equity offering program, the Company’s right to direct Yorkville to purchase shares from the Company under the SEPA, the Company’s ability to access sufficient shares within the next twelve months by implementing a reverse stock split, which was approved by its stockholders at the Company’s annual meeting of stockholders on July 3, 2025, and the Company’s ability to access additional debt pursuant to the Secured Debenture Purchase Agreement with Yorkville.

The Company’s significant obligations consisted of the following as of June 30, 2025:

(i)	Operating and finance leases totaling $299.8 million and $36.6 million, respectively, of which $72.5 million and $14.1 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers.

(ii)	Finance obligations totaling $310.0 million, of which approximately $81.4 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions.

(iii)	Long term debt totaling $200.3 million, of which $64.9 million is due within the next twelve months. See Note 8, “Long Term Debt”, for more details.

(iv)	Convertible debt instruments totaling $145.3 million, of which all $145.3 million is due within the next twelve months. See Note 9, “Convertible Debt Instruments”, for more details.

(v)	Capital commitments totaling $0.3 million related to the Company’s equity method investments, of which all $0.3 million is due within the next 12 months. See Note 6, “Investments”, for more details.

(vi)	Future payments under non-cancelable unconditional purchase obligations with a remaining term in excess of one year totaling $136.3 million, of which $46.1 million is due within the next 12 months. See Note 16, “Commitments and Contingencies”, for more details.

(vii)	Contingent consideration with an estimated fair value of approximately $41.9 million, of which $25.0 million is due within the next 12 months. See Note 7, “Fair Value Measurements”, for more details.

Public and Private Offerings of Equity and Debt

15.00% Secured Debenture Warrant

On July 8, 2025, the Company issued to Yorkville the 15.00% Secured Debenture Warrant to purchase 31,500,000 shares of common stock. As discussed in Note 8, “Long Term Debt”, on the date of the funding of the initial tranche of the 15.00% Secured Debenture, the Company recorded the 15.00% Secured Debenture Warrant to equity at a fair value of $6.1 million. The 15.00% Secured Debenture Warrant was accounted for as permanent equity in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and was recorded at fair value at inception. The fair value of the warrant was determined using a Black-Scholes Option pricing model, with each scenario weighted based on the probability the warrant will become issuable. The 15.00% Secured Debenture Warrant was recorded to equity at the fair value of $6.1 million on the date of the funding of the initial tranche of the 15.00% Secured Debenture under the Secured Debenture Purchase Agreement.

The assumptions used to calculate the valuation of the 15.00% Secured Debenture Warrant as of May 5, 2025 were as follows:

May 5, 2025
Risk-free interest rate	3.71%
Volatility	70.00%
Expected average term (years)	3.00
Exercise price	$0.79
Stock price	$0.79

The fair value per share of the 15.00% Secured Debenture Warrant as of May 5, 2025 was approximately $0.19.

March 2025 Offering

On March 20, 2025, the Company sold to several underwriters in a registered direct offering 46,500,000 shares of its common stock, Pre-Funded Warrants to purchase 138,930,464 shares of its common stock and accompanying Common Warrants to purchase 185,430,464 shares of its common stock for aggregate gross proceeds of $279.9 million with $11.9 million of underwriting discounts and $0.5 million of related issuance costs.

The Pre-Funded Warrants became exercisable immediately following the closing date of the Offering with a term of three years and an exercise price of $0.001 per share of common stock. During the three and six months ended June 30, 2025, the Pre-Funded Warrants were exercised for 138,930,464 shares of common stock at an exercise price of $0.001 per share for total proceeds of $0.1 million. The Common Warrants are exercisable at any time on or after six months after the date of issuance with a term of three years and an exercise price of $2.00 per share of common stock. If all of the Common Warrants in the Offering were to be exercised in cash at their exercise price, the Company would receive additional gross proceeds of approximately $371.0 million.

Each Common Warrant or Pre-Funded Warrant is exercisable solely by means of a cash exercise, except that a Common Warrant or Pre-Funded Warrant will be exercisable via cashless exercise if at the time of exercise, a registration statement registering the issuance of the shares of common stock underlying the Common Warrants and Pre-Funded Warrants under the Securities Act is not then effective or the prospectus contained therein is not available. The Common Warrants and Pre-Funded Warrants include certain rights upon “fundamental transactions” as described in the Common

Warrants and Pre-Funded Warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of common stock in such fundamental transaction with respect to the unexercised portion of the applicable Common Warrants or Pre-Funded Warrants immediately prior to such fundamental transaction. Alternatively, the holder of a Common Warrant shall have the right to receive the cash value of the remaining unexercised portion of its Common Warrants upon a fundamental transaction, such value to be calculated using the Black-Scholes Option Pricing Model, as described in the Common Warrants. A holder of the Common Warrants or Pre-Funded Warrants (together with its affiliates) may not exercise any portion of a Common Warrant or Pre-Funded Warrant to the extent that the holder would beneficially own more than 4.99% (or, as may be increased upon written notice at the election of the holder, up to 9.99%) of the Company’s outstanding Common Stock immediately after exercise.

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

“At-the-Market” Equity Offering Program

On January 17, 2024, the Company entered into the At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley, pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion. On February 23, 2024 and November 7, 2024, the Company and B. Riley amended the ATM Sales Agreement to, among other things, increase the aggregate offering price of shares of common stock available for issuance under the program to $1.0 billion. During the three months ended June 30, 2025, the Company sold no shares of common stock under the ATM Sales Agreement. During the six months ended June 30, 2025, the Company sold 5,154,177 shares of common stock at a weighted-average sales price of $1.69 per share for gross proceeds of $8.7 million with related issuance costs of $0.2 million. As of June 30, 2025, the Company had $986.2 million of aggregate gross sales price of shares available to be sold under the ATM Sales Agreement.

15.00% Secured Debenture

On May 5, 2025, the Company issued the initial tranche of the 15.00% Secured Debenture in the aggregate principal amount of $210.0 million pursuant to the Secured Debenture Purchase Agreement with Yorkville for a purchase price of $199.5 million with a discount of $10.5 million. The 15.00% Secured Debenture was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial tranche of the 15.00% Secured Debenture is subject to an amortization schedule which is scheduled to result in payment in full on April 30, 2027; however, Yorkville is permitted to defer amortization payments under the Secured Debenture Purchase Agreement, in which case such deferred amortization payments will be paid on the final maturity date of May 1, 2028. Under the Secured Debenture Purchase Agreement, Yorkville is committed to purchase a second tranche of the 15.00% Secured Debenture in an aggregate principal amount of up to $105.0 million for a purchase price of $99.8 million subject to the satisfaction of the closing conditions set forth therein, which expires on May 6, 2026. The Secured Debenture Purchase Agreement also permits the Company to sell to Yorkville a third uncommitted tranche of the 15.00% Secured Debenture in an aggregate principal amount of up to $210.0 million. All secured debentures issued under the Secured Debenture Purchase Agreement will incur interest at a rate of 15% per annum, which interest will increase to 25% per annum upon the occurrence of an Event of Default (as defined in the Secured Debenture Purchase Agreement) for so long as such event remains uncured and unwaived. The Company used a portion of the net proceeds from the initial tranche of the 15.00% Secured Debenture to retire $60.0 million of principal on the 6.00% Convertible Debenture. Refer to Note 9, “Convertible Debt Instruments”, for additional information.

In connection with the closing of the Secured Debenture Purchase Agreement, within five days of the date on which the Company obtains stockholder approval to increase the number of its authorized shares of common stock or to complete a reverse stock split, the Company agreed to issue to Yorkville the 15.00% Secured Debenture Warrant to purchase 31,500,000 shares of common stock. The 15.00% Secured Debenture Warrant was recorded to equity at a fair value of $6.1 million on the date of the funding of the initial tranche of the 15.00% Secured Debenture under the Secured Debenture Purchase Agreement. The Company issued the 15.00% Secured Debenture Warrant on July 8, 2025. Refer to Note 11, “Stockholders’ Equity”, and Note 21, “Subsequent Events”, for further information.

The following table shows change in the carrying amount of the 15.00% Secured Debenture during the three months ended June 30, 2025 (in thousands):

Three months ended
June 30, 2025
Fair value of principal received at issuance	$193,431
Change in fair value of debt	3,408
Amortization of discount	1,022
Ending balance as of June 30, 2025	$197,861

As of June 30, 2025, the 15.00% Secured Debenture was comprised of $64.0 million of the current portion of long-term debt and $133.9 million of long-term debt on the unaudited condensed consolidated balance sheet. Within the current portion of long-term debt and long-term debt, $0.9 million and $1.4 million was related to other debt as of June 30, 2025, respectively.

As of June 30, 2025, the outstanding principal on the debt was $210.0 million and was due monthly during each of the following years ended (in thousands):

December 31, 2025	32,000
December 31, 2026	109,000
December 31, 2027	69,000
Total outstanding principal	$210,000

The following table summarizes the total interest expense and effective interest rate related to the 15.00% Secured Debenture during the three months ended June 30, 2025 (in thousands, except for the effective interest rate):

Three months ended
June 30, 2025
Interest expense	$4,919
Amortization of discount	1,022
Total	$5,941
Effective interest rate	19.2%

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

In certain circumstances, Yorkville is permitted to convert up to $22.5 million aggregate principal amount of the 6.00% Convertible Debenture plus accrued and unpaid interest thereon, each calendar month beginning with December 2024, at a conversion price equal to the lower of (1) $2.90 (which was reset to $1.51 in connection with the Offering (the “Fixed Price”)) and (2) 97.25% of the lowest daily volume-weighted average price for the Company’s common stock during the three trading days immediately preceding the applicable conversion date; provided that such Market Price is not less than $0.3941 (the “Floor Price”). During the three months ended June 30, 2025, the Company used a portion of the net proceeds from the initial tranche of the 15.00% Secured Debenture to retire $60.0 million of principal on the 6.00% Convertible Debenture. During the three months ended June 30, 2025, Yorkville converted $82.5 million aggregate principal amount of the 6.00% Convertible Debenture into cash and $20.0 million aggregate principal amount of the 6.00% Convertible Debenture into 28,295,151 shares of the Company’s common stock. During the six months ended June 30, 2025, Yorkville converted $127.5 million aggregate principal amount of the 6.00% Convertible Debenture into cash and $50.0 million aggregate principal amount of the 6.00% Convertible Debenture into 38,736,057 shares of the Company’s common stock. The 6.00% Convertible Debenture was fully settled as of June 30, 2025.

The following table shows change in the carrying amount of the 6.00% Convertible Debenture during the six months ended June 30, 2025 (in thousands):

Six months ended
June 30, 2025
Beginning balance as of December 31, 2024	$173,150
Payments of principal settled in cash	(45,000)
Payment of principal settled in common stock	(30,000)
Loss on settlement of principal	2,416
Change in fair value of the convertible debenture	7,338
Amortization of discount	746
Ending balance as of March 31, 2025	$108,650
Payments of principal settled in cash	(82,500)
Payment of principal settled in common stock	(20,000)
Loss on settlement of principal	2,879
Change in fair value of the convertible debenture	(9,240)
Amortization of discount	211
Ending balance as of June 30, 2025	$—

The Company incurred losses on extinguishment of convertible debt instruments and debt of $5.4 million during the three months ended June 30, 2025, of which $2.9 million was due to loss on settlement of principal, as noted above, and $2.5 million was due to a premium cost. The Company incurred losses on extinguishment of convertible debt instruments and debt of $9.1 million during the six months ended June 30, 2025, of which $5.3 million was due to loss on settlement of principal, as noted above, and $3.8 million was due to a premium cost.

The following table summarizes the total interest expense and effective interest rate related to the 6.00% Convertible Debenture during the three and six months ended June 30, 2025 (in thousands, except for the effective interest rate):

	Three months ended	Six months ended
	June 30, 2025	June 30, 2025
Interest expense	$592	$2,473
Amortization of discount	211	957
Total	$803	$3,430
Effective interest rate	6.6%	8.1%

7.00% Convertible Senior Notes

As of June 30, 2025 and December 2024, the 7.00% Convertible Senior Notes due June 1, 2026 (the “7.00% Convertible Senior Notes”) consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Principal amounts:
Principal	$140,396	$140,396
Unamortized debt premium, net of offering costs(1)	4,922	7,514
Net carrying amount	$145,318	$147,910
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible debt instruments, net and amortized over the remaining life of the notes using the effective interest rate method.

As of June 30, 2025, the 7.00% Convertible Senior Notes were recorded in the current portion of convertible debt instruments, net in the unaudited interim condensed balance sheet.

The following table summarizes the total interest expense and effective interest rate related to the 7.00% Convertible Senior Notes during the three and six months ended June 30, 2025 and 2024 (in thousands, except for the effective interest rate):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$2,464	$2,450	$4,887	$2,746
Amortization of premium	(1,308)	(1,314)	(2,592)	(1,473)
Total	$1,156	$1,136	$2,295	$1,273
Effective interest rate	3.0%	3.0%	3.0%	3.0%

There were no conversions of the 7.00% Convertible Senior Notes during the three and six months ended June 30, 2025 and 2024. The estimated fair value of the 7.00% Convertible Senior Notes as of June 30, 2025 and December 31, 2024 was approximately $112.5 million. The fair value estimation was primarily based on a quoted price in an active market.

3.75% Convertible Senior Notes

During the three months ended June 30, 2025, the Company paid cash of $59.6 million, which included $58.5 million to retire the remaining outstanding principal and $1.1 million to pay the accrued interest, on the 3.75% Convertible Senior Notes due June 1, 2025 (the “3.75% Convertible Senior Notes”).

The following table summarizes the total interest expense and effective interest rate related to the 3.75% Convertible Senior Notes during the three and six months ended June 30, 2025 and 2024 (in thousands, except for the effective interest rate):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$365	$548	$913	$2,238
Amortization of debt issuance costs	78	108	189	424
Total	$443	$656	$1,102	$2,662
Effective interest rate	4.5%	4.5%	4.5%	4.5%

There were no conversions of the 3.75% Convertible Senior Notes during the three and six months ended June 30, 2025 and 2024.

Amazon Transaction Agreement in 2022

As of June 30, 2025 and December 31, 2024, the balance of the contract asset related to the warrant was $31.6 million and $33.2 million, respectively, which was recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, 3,000,000 of the shares related to the warrant had vested and none of the shares had been exercised. During the three and six months ended June 30, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended June 30, 2025 and 2024 was $3.4 million and $1.7 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the six months ended June 30, 2025 and 2024 was $6.8 million and $2.4 million, respectively.

Amazon Transaction Agreement in 2017

As of June 30, 2025 and December 31, 2024, all 55,286,696 of the shares related to the warrant had vested and the warrant was exercised with respect to 34,917,912 shares of the Company’s common stock. During the three and six months ended June 30, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended June 30, 2025 and 2024 was $0.1 million and $0.1 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the six months ended June 30, 2025 and 2024 was $0.2 million and $0.2 million, respectively.

Walmart Transaction Agreement

As of June 30, 2025 and December 31, 2024, the balance of the contract asset related to the warrant was $2.1 million and $2.6 million, respectively, which was recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, 45,102,304 and 40,010,108 of the shares related to the warrant had vested, respectively, and the warrant was exercised with respect to 13,094,217 shares of the Company’s common stock. During the three and six months ended June 30, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended June 30, 2025 and 2024 was $6.0 million and $4.0 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the six months ended June 30, 2025 and 2024 was $11.6 million and $7.7 million, respectively.

Restricted Cash

In connection with certain of the noted sale/leaseback agreements, cash of $416.6 million and $476.2 million was required to be restricted as security as of June 30, 2025 and December 31, 2024, respectively, which will be released over the lease term. As of June 30, 2025 and December 31, 2024, the Company also had certain letters of credit backed by security deposits totaling $233.1 million and $276.4 million, respectively, of which $206.1 million and $242.7 million are security for the noted sale/leaseback agreements, respectively, and $27.0 million and $33.7 million are letters of credit related to customs and other transactions, respectively.

As of June 30, 2025 and December 31, 2024, the Company had $80.0 million and $73.7 million, respectively, held in escrow related to the construction of certain hydrogen production plants.

The Company also had $0 and $1.2 million of consideration held by our paying agent in connection with the Joule acquisition reported as restricted cash as of June 30, 2025 and December 31, 2024, respectively, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheets. Additionally, the Company had $6.4 million and $7.4 million in restricted cash as collateral resulting from the Frames acquisition as of June 30, 2025 and December 31, 2024, respectively, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheets.

DOE Loan Guarantee

On January 16, 2025, Plug Power Energy Loan Borrower LLC, a wholly owned indirect subsidiary of the Company, finalized a loan guarantee of up to $1.66 billion with the U.S. Department of Energy (the “DOE”) through the DOE’s Loan Program Office to finance the development, construction, and ownership of up to six green hydrogen production facilities.

Guarantee

On May 30, 2023, HyVia entered into a government grant agreement with Bpifrance. As part of the agreement, our wholly-owned subsidiary, Plug Power France, was required to issue a guarantee to Bpifrance in the amount of €20.0 million through the end of January 2027. Plug Power France is liable to the extent of the guarantee for sums due to Bpifrance from HyVia under the agreement based on the difference between the total amount paid by Bpifrance and the final amount certified by HyVia and Bpifrance. As part of the agreement, there were certain milestones that HyVia was required to meet, and the nonperformance of these milestones or termination of this agreement could result in this guarantee being called upon. As of June 30, 2025, no payments related to this guarantee have been made, however the Company recorded a liability of $2.2 million related to this guarantee based on the Company’s estimate of the guarantee being called upon.

Unconditional Purchase Obligations

The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of supplier arrangements and take or pay contracts. For certain vendors, the Company’s unconditional obligation to purchase a minimum quantity of raw materials at an agreed upon price is fixed and determinable while certain other raw material costs will vary due to product forecasting and future economic conditions.

Future payments under non-cancellable unconditional purchase obligations with a remaining term in excess of one year as of June 30, 2025 were as follows (in thousands):

Remainder of 2025	20,692
2026	50,782
2027	64,852
2028	—
2029	—
2030 and thereafter	—
Total	136,326

The Company is renegotiating a supplier arrangement and expects that it will pay a fee in connection with such renegotiation. In connection, the Company has recorded approximately $12.0 million to the selling, general and administrative line in the unaudited interim condensed consolidated statements of operations during the six months ended June 30, 2025.

Restructuring

In March 2025, the Company announced the 2025 Restructuring Plan, which included initiatives to reduce our workforce, realign the Company’s manufacturing footprint and streamline the organization to enhance operational efficiency and improve overall liquidity. We began executing the 2025 Restructuring Plan in March 2025 and expect the 2025 Restructuring Plan to be completed in the second half of 2025, subject to local law and consultation requirements.

In February 2024, the Company announced a restructuring plan (the “2024 Restructuring Plan”). The 2024 Restructuring Plan included strategic moves to enhance our financial performance and ensure long-term value creation in a competitive market. We began executing the 2024 Restructuring Plan in February 2024 and it was effectively completed during the fourth quarter of 2024.

During the three months ended June 30, 2025 and 2024, the Company incurred $2.9 million and $1.6 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. During the six months ended June 30, 2025 and 2024, the Company incurred $20.1 million and $7.6 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. The following table reflects the category of restructuring charges incurred during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Employee severance and benefit arrangements	$2,359	$1,580	$18,246	$6,795
Legal and professional fees	44	49	215	845
Contract termination costs	561	—	1,657	—
Total restructuring charges	$2,964	$1,629	$20,118	$7,640

The accrued restructuring balances as of June 30, 2025 and December 31, 2024 were recorded in the accrued expenses financial statement line item in the unaudited interim condensed consolidated balance sheets. Restructuring activities related to the 2025 and 2024 Restructuring Plans were as follows (in thousands):

	2025 Restructuring Plan	2024 Restructuring Plan
Accrued balance as of December 31, 2024	$—	$129
Accruals and adjustments	17,150	4
Cash payments	(1,397)	—
Accrued balance as of March 31, 2025	$15,753	$133
Accruals and adjustments	2,983	(19)
Cash payments	(14,104)	—
Accrued balance as of June 30, 2025	$4,632	$114

As of June 30, 2025, total accrued expenses related to restructuring activities were comprised of (1) $4.5 million of employee severance and benefit arrangements and (2) $0.2 million of legal and professional services costs.

We estimate that we will incur future restructuring costs of $0.4 million related to employee severance and benefit arrangements. In addition, we expect to incur future restructuring costs related to facility exit costs during 2025; however, the Company cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated. The Company anticipates completing these restructuring activities in the second half of 2025. The actual timing and amount of costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.

Loss Accrual

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for sales of equipment, related infrastructure and other that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts (in thousands):

	Six months ended	Year ended
	June 30, 2025	December 31, 2024
Beginning balance	$134,356	$137,853
(Benefit)/provision for loss accrual	(4,493)	45,226
Releases to service cost of sales	(23,862)	(51,578)
Increase to loss accrual related to customer warrants	2,549	3,313
Foreign currency translation adjustment	963	(458)
Ending balance	$109,513	$134,356

The Company recorded a benefit for loss accrual during the six months ended June 30, 2025 primarily due to reductions in cost to service our GenDrive units and improvements on forecasted future costs.

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In May 2025, Accounting Standards Update 2025-04 (“ASU 2025-04”), Clarifications to Share-Based Consideration Payable to a Customer, was issued to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2026 with early adoption permitted. The Company has not yet adopted ASU 2025-04 and is still evaluating the impact of the adoption on its unaudited interim condensed consolidated financial statements.

In July 2025, Accounting Standards Update 2025-05 (“ASU 2025-05”), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, was issued to address challenges encountered when applying the guidance in Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This standard introduces a practical expedient for entities that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2025 with early adoption permitted. The Company has not yet adopted ASU 2025-05 and is still evaluating the impact of the adoption on its unaudited interim condensed consolidated financial statements.

Other than the accounting standards mentioned above and in our 2024 Form 10-K, all issued but not yet effective accounting and reporting standards as of June 30, 2025 are either not applicable to the Company or are not expected to have a material impact on the Company.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer

have concluded that as of June 30, 2025, our disclosure controls and procedures were effective. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the Company’s business, financial condition or future results discussed in the Company’s 2024 Form 10-K in Part I, Item 1A “Risk Factors” and the Company’s Form 10-Q for the quarter ended March 31, 2025 in Part II, Item 1A “Risk Factors”. The risks described in the 2024 Form 10-K and the Form 10-Q for the quarter ended March 31, 2025 are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to the risk factors identified in the 2024 Form 10-K and the Form 10-Q for the quarter ended March 31, 2025.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On April 28, 2025, the Company entered into the Secured Debenture Purchase Agreement with YA II PN, Ltd. pursuant to which the Company agreed to issue to YA II PN, Ltd. a warrant to purchase 31,500,000 shares of the Company’s common stock (the “Warrant”) within five days of the date on which the Company obtains stockholder approval (i) to increase the number of its authorized shares of common stock or (ii) for a reverse stock split with respect to its common stock. On July 8, 2025, the Company issued the Warrant to YA II PN, Ltd. The Warrant has an exercise price of $1.37, is exercisable at any time on or after the date of issuance and will expire on July 10, 2028.

The Warrant was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock that may be issued upon exercise of the Warrant will be issued pursuant to the same exemption or pursuant to the exemption provided by Section 3(a)(9) of the Securities Act.

On July 9, 2025, the Company filed a prospectus supplement to its automatic shelf registration statement on Form S-3 (File No. 333-287577) relating to the resale by YA II PN, Ltd. of the common stock issuable upon exercise of the Warrant. If the Warrant is exercised on a cash basis for all 31,500,000 shares of common stock, the Company will receive proceeds of approximately $43.2 million. The Company expects to use any such proceeds primarily for working capital and general corporate purposes. In the event that at the time of exercise of the Warrant, there is no effective registration statement, or the prospectus contained therein is not available for the issuance or resale of the shares of common stock, YA II PN, Ltd. may exercise the Warrant on a “cashless basis” which, if elected by YA II PN, Ltd., will reduce the number of shares of common stock issued upon exercise of the Warrant in lieu of cash payment.

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

3.9	Seventh Amended and Restated By-laws of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 26, 2024 and incorporated by reference herein)
4.1	Warrant to Purchase Common Stock (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on July 9, 2025 and incorporated by reference herein)
31.1*	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Submitted electronically herewith.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certification is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: August 11, 2025	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)