Form 10-Q
period 2025-09-30
PLUG POWER INC
filed 2025-11-10
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

The number of shares of common stock, par value of $.01 per share, outstanding as of November 5, 2025 was 1,391,427,242 shares.

PART I. FINANCIAL INFORMATION

Item 1 — Interim Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$165,895	$205,693
Restricted cash	189,256	198,008
Accounts receivable, net of allowance of $48,676 as of September 30, 2025 and $37,712 as of December 31, 2024	124,028	157,244
Inventory, net	555,092	682,642
Contract assets	68,956	94,052
Prepaid expenses, tax credits, and other current assets	87,660	139,845
Total current assets	1,190,887	1,477,484

Restricted cash	493,871	637,008
Property, plant, and equipment, net	877,347	866,329
Right of use assets related to finance leases, net	52,523	51,822
Right of use assets related to operating leases, net	191,523	218,081
Equipment related to power purchase agreements and fuel delivered to customers, net	132,285	144,072
Contract assets	22,410	23,963
Intangible assets, net	77,948	84,660
Investments in non-consolidated entities and non-marketable equity securities	43,257	85,494
Other assets	22,701	13,933
Total assets(A)	$3,104,752	$3,602,846

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$162,223	$180,966
Accrued expenses	122,360	103,145
Deferred revenue and other contract liabilities	88,174	144,093
Operating lease liabilities	70,171	71,250
Finance lease liabilities	14,677	12,802
Finance obligations	78,840	83,129
Current portion of convertible debt instruments, net	143,984	58,273
Current portion of long-term debt (of which $120,610 was measured at fair value as of September 30, 2025 and $0 was measured at fair value as of December 31, 2024)	121,723	946
Contingent consideration, loss accrual for service contracts, and other current liabilities (of which $18,706 was measured at fair value as of September 30, 2025 and $28,954 was measured at fair value as of December 31, 2024)	100,363	93,885
Total current liabilities	902,515	748,489

Deferred revenue and other contract liabilities	34,092	58,532
Operating lease liabilities	209,293	242,148
Finance lease liabilities	20,187	22,778
Finance obligations	210,206	264,318
Convertible debt instruments, net (of which $173,150 was measured at fair value as of December 31, 2024)	—	321,060
Long-term debt (of which $120,993 was measured at fair value as of September 30, 2025 and $0 was measured at fair value as of December 31, 2024)	122,346	1,932
Contingent consideration, loss accrual for service contracts, and other liabilities (of which $17,853 was measured at fair value as of September 30, 2025 and $31,792 was measured at fair value as of December 31, 2024)	107,492	135,833
Total liabilities(A)	1,606,131	1,795,090

Stockholders’ equity:
Common stock, $.01 par value per share; 1,500,000,000 shares authorized; Issued (including shares in treasury): 1,219,328,594 as of September 30, 2025 and 934,126,897 as of December 31, 2024	12,194	9,342
Additional paid-in capital	8,886,531	8,430,537
Accumulated other comprehensive income/(loss)	3,775	(2,502)
Accumulated deficit	(7,380,069)	(6,594,445)
Less common stock in treasury: 18,816,602 as of September 30, 2025 and 20,230,043 as of December 31, 2024	(105,802)	(108,795)
Total Plug Power Inc. stockholders’ equity	1,416,629	1,734,137
Non-controlling interest(A)	81,992	73,619
Total stockholders’ equity	1,498,621	1,807,756
Total liabilities and stockholders’ equity	$3,104,752	$3,602,846

(A)	Includes balances associated with a consolidated variable interest entity (“VIE”), including amounts reflected in “total assets” that can only be used to settle obligations of the VIE of $167,329 and $148,605 as of September 30, 2025 and December 31, 2024, respectively, as well as liabilities of the VIE reflected within “total liabilities” for which creditors do not have recourse to the general credit of Plug Power Inc. of $3,345 and $1,367 as of September 30, 2025 and December 31, 2024, respectively. Refer to Note 20, “Variable Interest Entities,” for additional information.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenue:
Sales of equipment, related infrastructure and other	$96,773	$107,141	$259,452	$252,224
Services performed on fuel cell systems and related infrastructure	19,742	14,148	52,983	40,205
Power purchase agreements	24,604	20,459	71,447	58,437
Fuel delivered to customers and related equipment	35,912	29,791	99,768	77,964
Other	24	2,191	1,049	8,514
Net revenue	177,055	173,730	484,699	437,344
Cost of revenue:
Sales of equipment, related infrastructure and other	171,501	149,912	363,337	414,948
Services performed on fuel cell systems and related infrastructure	20,083	9,086	44,541	35,773
(Benefit)/provision for loss contracts related to service	(4,343)	6,036	(6,287)	38,265
Power purchase agreements	45,573	51,782	140,777	161,322
Fuel delivered to customers and related equipment	64,392	55,538	189,382	172,428
Other	14	1,401	440	4,963
Total cost of revenue	297,220	273,755	732,190	827,699

Gross loss	(120,165)	(100,025)	(247,491)	(390,355)

Operating expenses:
Research and development	16,118	19,712	45,668	63,932
Selling, general and administrative	110,592	91,586	279,324	254,689
Restructuring	5,519	514	25,637	8,154
Impairment	97,524	4,185	119,187	8,406
Change in fair value of contingent consideration	(1,129)	146	(13,116)	(5,286)
Total operating expenses	228,624	116,143	456,700	329,895

Operating loss	(348,789)	(216,168)	(704,191)	(720,250)

Interest income	4,316	7,423	15,314	24,495
Interest expense	(16,461)	(9,148)	(43,885)	(29,984)
Other income/(expense), net	3,502	15,510	8,609	(566)
Loss on extinguishment of convertible debt instruments and debt	—	—	(9,127)	(14,047)
Change in fair value of convertible debenture	—	—	1,902	—
Change in fair value of debt	(2,719)	—	(6,127)	—
Loss on equity method investments	(3,262)	(8,690)	(51,482)	(29,043)

Loss before income taxes	$(363,413)	$(211,073)	$(788,987)	$(769,395)

Income tax (expense)/benefit	(92)	(95)	(104)	118

Net loss	$(363,505)	$(211,168)	$(789,091)	$(769,277)

Net loss attributable to non-controlling interest	(1,636)	—	(3,467)	—

Net loss attributable to Plug Power Inc.	$(361,869)	$(211,168)	$(785,624)	$(769,277)

Net loss per share attributable to Plug Power Inc.:
Basic and diluted	$(0.31)	$(0.25)	$(0.73)	$(1.03)

Weighted average number of common stock outstanding	1,158,516,229	858,442,951	1,077,749,797	745,827,431

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(363,505)	$(211,168)	$(789,091)	$(769,277)
Other comprehensive income:
Foreign currency translation gain	297	315	6,277	5,168
Comprehensive loss, net of tax	$(363,208)	$(210,853)	$(782,814)	$(764,109)
Less: comprehensive loss attributable to non-controlling interest	(1,636)	—	(3,467)	—
Total comprehensive loss attributable to Plug Power Inc.	$(361,572)	$(210,853)	$(779,347)	$(764,109)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated				Total
			Additional	Other				Plug Power		Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’	Non-controlling	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Shares	Amount	Deficit	Equity	Interests	Equity
December 31, 2024	934,126,897	$9,342	$8,430,537	$(2,502)	20,230,043	$(108,795)	$(6,594,445)	$1,734,137	$73,619	$1,807,756
Net loss	—	—	—	—	—	—	(196,656)	(196,656)	(203)	(196,859)
Other comprehensive loss	—	—	—	(2,729)	—	—	—	(2,729)	—	(2,729)
Stock-based compensation	1,545,763	15	11,072	—	—	—	—	11,087	—	11,087
Public offerings, common stock, net of issuance costs	51,654,177	517	275,536	—	—	—	—	276,053	—	276,053
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	(157,005)	(2)	2	—	—	—	—	—	—	—
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	27,027	(49)	—	(49)	—	(49)
Provision for common stock warrants	—	—	7,049	—	—	—	—	7,049	—	7,049
Additional paid-in capital due to contributions to consolidated VIE	—	—	(1,971)	—	—	—	—	(1,971)	1,971	—
Principal payment of convertible debenture settled in common stock	10,440,906	105	30,174	—	—	—	—	30,279	—	30,279
March 31, 2025	997,610,738	$9,977	$8,752,399	$(5,231)	20,257,070	$(108,844)	$(6,791,101)	$1,857,200	$75,387	$1,932,587
Net loss	—	—	—	—	—	—	(227,099)	(227,099)	(1,628)	(228,727)
Other comprehensive income	—	—	—	8,709	—	—	—	8,709	—	8,709
Stock-based compensation	2,947,415	29	13,051	—	—	—	—	13,080	—	13,080
Warrants issued with 15.00% Secured Debenture	—	—	6,069	—	—	—	—	6,069	—	6,069
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	(133,820)	(1)	1	—	—	—	—	—	—	—
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	172,896	(158)	—	(158)	—	(158)
Provision for common stock warrants	—	—	9,164	—	—	—	—	9,164	—	9,164
Additional paid-in capital due to contributions to consolidated VIE	—	—	(6,044)	—	—	—	—	(6,044)	6,044	—
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	3,091	3,091
Principal payment of convertible debenture settled in common stock	28,295,151	283	19,723	—	—	—	—	20,006	—	20,006
Exercises of pre-funded warrants	138,930,464	1,389	(1,250)	—	—	—	—	139	—	139
Expiration of common stock forward and retirement of related shares	(1,935,900)	(19)	(3,679)	—	(1,935,900)	3,698	—	—	—	—
June 30, 2025	1,165,714,048	$11,658	$8,789,434	$3,478	18,494,066	$(105,304)	$(7,018,200)	$1,681,066	$82,894	$1,763,960
Net loss	—	—	—	—	—	—	(361,869)	(361,869)	(1,636)	(363,505)
Other comprehensive income	—	—	—	297	—	—	—	297	—	297
Stock-based compensation	1,476,235	15	12,222	—	—	—	—	12,237	—	12,237
Public offerings, common stock, net of issuance costs	29,419,352	294	46,007	—	—	—	—	46,301	—	46,301
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	1,218,959	12	(1)	—	—	—	—	11	—	11
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	322,536	(498)	—	(498)	—	(498)
Provision for common stock warrants	—	—	9,588	—	—	—	—	9,588	—	9,588
Adjustment to additional paid-in capital due to contributions to consolidated VIE	—	—	41	—	—	—	—	41	(41)	—
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	775	775
Exercises of 15.00% Secured Debenture Warrant	21,500,000	215	29,240	—	—	—	—	29,455	—	29,455
September 30, 2025	1,219,328,594	$12,194	$8,886,531	$3,775	18,816,602	$(105,802)	$(7,380,069)	$1,416,629	$81,992	$1,498,621

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated				Total
			Additional	Other				Plug Power		Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’	Non-controlling	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Shares	Amount	Deficit	Equity	Interests	Equity
December 31, 2023	625,305,025	$6,254	$7,494,685	$(6,802)	19,169,366	$(106,268)	$(4,489,744)	$2,898,125	$—	$2,898,125
Net loss	—	—	—	—	—	—	(295,776)	(295,776)	—	(295,776)
Other comprehensive loss	—	—	—	(2,231)	—	—	—	(2,231)	—	(2,231)
Stock-based compensation	923,027	9	13,695	—	—	—	—	13,704	—	13,704
Public offerings, common stock, net of issuance costs	79,553,175	796	304,550	—	—	—	—	305,346	—	305,346
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	(176,678)	(2)	43	—	—	—	—	41	—	41
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	72,849	(278)	—	(278)	—	(278)
Provision for common stock warrants	—	—	10,236	—	—	—	—	10,236	—	10,236
March 31, 2024	705,604,549	$7,057	$7,823,209	$(9,033)	19,242,215	$(106,546)	$(4,785,520)	$2,929,167	$—	$2,929,167
Net loss	—	—	—	—	—	—	(262,333)	(262,333)	—	(262,333)
Other comprehensive income	—	—	—	7,084	—	—	—	7,084	—	7,084
Stock-based compensation	1,252,258	13	26,296	—	—	—	—	26,309	—	26,309
Public offerings, common stock, net of issuance costs	96,812,695	968	265,806	—	—	—	—	266,774	—	266,774
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	698,280	6	20	—	—	—	—	26	—	26
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	118,242	(324)	—	(324)	—	(324)
Earnouts from acquisitions paid in stock	2,625,628	26	18,215					18,241		18,241
Provision for common stock warrants	—	—	3,636	—	—	—	—	3,636	—	3,636
June 30, 2024	806,993,410	$8,070	$8,137,182	$(1,949)	19,360,457	$(106,870)	$(5,047,853)	$2,988,580	$—	$2,988,580
Net loss	—	—	—	—	—	—	(211,168)	(211,168)	—	(211,168)
Other comprehensive income	—	—	—	315	—	—	—	315	—	315
Stock-based compensation	1,299,404	13	24,094	—	—	—	—	24,107	—	24,107
Public offerings, common stock, net of issuance costs	91,785,729	918	220,211	—	—	—	—	221,129	—	221,129
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	203,030	2	27	—	—	—	—	29	—	29
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	471,137	(1,075)	—	(1,075)	—	(1,075)
Provision for common stock warrants	—	—	7,416	—	—	—	—	7,416	—	7,416
September 30, 2024	900,281,573	$9,003	$8,388,930	$(1,634)	19,831,594	$(107,945)	$(5,259,021)	$3,029,333	$—	$3,029,333

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2025	2024
Operating activities
Net loss	$(789,091)	$(769,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	33,032	51,639
Amortization of intangible assets	6,019	14,194
Lower of cost or net realizable value inventory adjustments, provision for excess and obsolete inventory and other adjustments	99,626	67,768
Stock-based compensation	36,404	64,120
Loss on extinguishment of convertible debt instruments and debt	9,127	14,047
Provision/(recoveries) for losses on accounts receivable	17,964	(1,458)
Amortization of discount/(premium) of debt issuance costs on convertible debt instruments and long-term debt	377	(1,731)
Provision for common stock warrants	29,465	16,294
Deferred income tax benefit	—	(118)
Impairment	119,187	8,406
Recovery on service contracts	(40,101)	(558)
Loss on sale of long-lived assets	—	2,519
Change in fair value of contingent consideration	(13,116)	(5,286)
Right of use asset impairment	3,936	—
Lease origination costs	—	(3,508)
Change in fair value of convertible debenture	(1,902)	—
Change in fair value of debt	6,127	—
Loss on equity method investments	51,482	29,043
Change in fair value of derivative financial instruments	—	100
Changes in operating assets and liabilities that provide/(use) cash:
Accounts receivable	15,870	78,047
Inventory	32,521	30,868
Contract assets	(3,946)	(14,849)
Prepaid expenses and other assets	31,557	(42,835)
Accounts payable, accrued expenses, and other liabilities	80,650	(29,183)
Payments of contingent consideration	(8,341)	(9,216)
Payments of operating lease liability, net	(17,058)	—
Deferred revenue and other contract liabilities	(86,981)	(96,428)
Net cash used in operating activities	(387,192)	(597,402)

Investing activities
Purchases of property, plant and equipment	(106,774)	(253,148)
Purchases of equipment related to power purchase agreements and equipment related to fuel delivered to customers	(9,804)	(41,513)
Proceeds from sale of long-lived assets	—	500
Cash paid for non-consolidated entities and non-marketable equity securities	(1,130)	(64,368)
Net cash used in investing activities	(117,708)	(358,529)

Financing activities
Payments of contingent consideration	(4,264)	(1,841)
Proceeds from public and private offerings, net of transaction costs	351,948	793,249
Payments of tax withholding on behalf of employees for net stock settlement of stock-based compensation	(705)	(1,677)
Contributions by non-controlling interest	1,525	—
Proceeds from exercise of stock options	11	96
Principal payments on convertible debentures	(185,962)	—
Premium on principal of convertible debenture settled in cash	(3,832)	—
Proceeds from debt issuance	249,375	—
Principal payments on long-term debt	(11,399)	(726)
Cash paid for closing fees related to DOE loan guarantee	(13,666)	—
Proceeds from finance obligations	—	54,416
Principal repayments of finance obligations and finance leases	(69,947)	(64,342)
Net cash provided by financing activities	313,084	779,175
Effect of exchange rate changes on cash	129	7,807
Decrease in cash and cash equivalents	(39,798)	(41,093)
Decrease in restricted cash	(151,889)	(127,856)
Cash, cash equivalents, and restricted cash beginning of period	1,040,709	1,169,144
Cash, cash equivalents, and restricted cash end of period	$849,022	$1,000,195

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $14.8 million as of September 30, 2025 and $8.3 million as of September 30, 2024, respectively	$37,341	$26,946

Summary of non-cash activity
Recognition of right of use asset - finance leases	7,031	163
Recognition of right of use asset - operating leases	23,046	6,835
Principal payment on convertible debenture paid in common stock	50,000	—
(Decrease)/increase to inventory due to net transfers between inventory and long-lived assets	(11,068)	22,411
Contributions of property, plant, and equipment from non-controlling interest	2,341	—
Earnouts from acquisitions paid in common stock and warrants	—	18,241
Purchases of long lived asset from financing agreement	—	2,000
Accrued purchase of fixed assets, cash to be paid in subsequent period	28,492	51,033

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

Liquidity and Capital Resources

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of approximately $363.5 million and $211.2 million during the three months ended September 30, 2025 and 2024, respectively. The Company incurred net losses of approximately $789.1 million and $769.3 million during the nine months ended September 30, 2025 and 2024, respectively. The Company’s working capital was $288.4 million as of September 30, 2025, which included unrestricted cash and cash equivalents of $165.9 million and current restricted cash of $189.3 million, and the Company had an accumulated deficit of $7.4 billion.

The future use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of our resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of capital, market conditions could adversely impact our ability to do so at that time and at terms favorable to the Company.

The Company has an “at-the-market” equity offering program with B. Riley Securities, Inc. (“B. Riley”) pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion under a sales agreement. On August 15, 2025, the Company and B. Riley amended the “at-the-market” equity offering program to extend the term. The “at-the-market” equity offering program will terminate upon the earliest of (a) August 15, 2027 with respect to principal and agency transactions, (b) the sale of all shares of common stock under the program or (c) termination of the sales agreement. On September 29, 2025, the Company and B. Riley amended the “at-the-market” equity offering program to add Yorkville Securities, LLC (“Yorkville”) as an additional sales agent and/or principal through which the Company may offer and sell shares pursuant to the “at-the-market” equity offering program. During the three months ended September 30, 2025, the Company sold 29,419,352 shares of common stock at a weighted-average sales price of $1.60 per share for gross proceeds of $47.2 million with related issuance costs of $0.8 million. During the nine months ended September 30, 2025, the Company sold 34,573,529 shares of common stock at a weighted-average sales price of $1.62 per share for gross proceeds of $55.9 million with related issuance costs of $1.0 million through the “at-the-market” equity offering program. As of September 30, 2025, the Company had $944.1 million of aggregate gross sales price of shares available to be sold under the “at-the-market” equity offering program.

The Company has also entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, pursuant to which the Company has the right, at its option, to sell to Yorkville up to $1.0 billion in the aggregate gross sales price of its common stock, subject to certain limitations and conditions set forth therein. The Company has the right, but not the obligation, from time to time at its sole discretion to direct Yorkville to purchase directly from the Company up to $10.0 million in the aggregate gross sales price of its common stock on any trading day. The SEPA expires on February 10, 2027. During the three and nine months ended September 30, 2025, the Company sold no shares of common stock pursuant to the SEPA.

On March 20, 2025, the Company sold 46,500,000 shares of its common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 138,930,464 shares of its common stock and accompanying warrants (the “Common

Warrants”) to purchase 185,430,464 shares of its common stock in a registered direct offering pursuant to an underwriting agreement with several underwriters. The Company received net proceeds from the offering of $267.5 million, after deducting the underwriting discount and related expenses and excluding the proceeds, if any, from the exercise of the warrants. On October 8, 2025, the Company entered into a warrant inducement agreement with the holder of the Common Warrants and received net proceeds from the transaction, after deducting transaction expenses and fees, of $355.1 million. Please refer to Note 21, “Subsequent Events,” for further information.

On May 5, 2025, the Company issued the initial tranche of secured debentures (the “15.00% Secured Debenture”) in the aggregate principal amount of $210.0 million pursuant to the Secured Debenture Purchase Agreement (the “Secured Debenture Purchase Agreement”) with Yorkville for a purchase price of $199.5 million. Under the Secured Debenture Purchase Agreement, Yorkville is committed to purchase a second tranche of secured debentures in an aggregate principal amount of up to $105.0 million for a purchase price of $99.8 million subject to the satisfaction of the closing conditions set forth therein. On September 30, 2025, the Company issued a portion of the second tranche of the 15.00% Secured Debenture in the aggregate principal amount of $52.5 million pursuant to the Secured Debenture Purchase Agreement with Yorkville for a purchase price of $49.9 million. All secured debentures issued under the Secured Debenture Purchase Agreement incur interest at a rate of 15% per annum, which interest will increase to 25% per annum upon the occurrence of an Event of Default (as defined in the Secured Debenture Purchase Agreement) for so long as such event remains uncured and unwaived.

On July 8, 2025, the Company issued to Yorkville a warrant to purchase 31,500,000 shares of common stock (“15.00% Secured Debenture Warrant”) with an exercise price of $1.37 per share. During the three months ended September 30, 2025, Yorkville exercised a portion of the 15.00% Secured Debenture Warrant for 21,500,000 shares of the Company’s common stock for proceeds of $29.5 million.

The Company believes that its working capital, cash position and restricted cash to be released over the next 12 months, together with other key assumptions, support the Company’s conclusion that it has sufficient capital to fund its on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited interim condensed consolidated financial statements. Key assumptions are based on factors such as forecasted sales and costs, amortization requirements of the Company’s finance obligations, the Company’s right to direct B. Riley and Yorkville to purchase shares from the Company under the “at-the-market” equity offering program, the Company’s right to direct Yorkville to purchase shares from the Company under the SEPA, the Company’s ability to access sufficient shares by implementing a reverse stock split, which was approved by its stockholders at the Company’s annual meeting of stockholders on July 3, 2025, and the Company’s ability to access additional debt pursuant to the Secured Debenture Purchase Agreement with Yorkville.

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

Impairment

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is assessed by comparing the carrying value of such assets to the estimated undiscounted future cash flows expected to result from their use and eventual disposition. If the carrying value exceeds the undiscounted cash flows, an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value.

As disclosed in the 2024 Form 10-K, if circumstances require a long-lived asset or asset group to be tested for impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated, undiscounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service, the asset will be used in the Company’s operations, and (iii) estimated residual values. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

During 2025, events and circumstances indicated that long-lived assets for certain asset groups were impaired. As a result, management continues to closely monitor the results of the Company’s asset groups including the status of hydrogen projects in development and related sources of funding (for example, the Company’s loan program with the Department of Energy), recent trends in our business, and our liquidity, in addition to operational initiatives and macroeconomic conditions that may affect the recoverability of the Company’s long-lived assets. As such, the current performance of the Company’s operations introduces an elevated risk for impairment for our long-lived assets. If the Company does not achieve anticipated improvements in cash flows, additional impairment charges could be required in future periods which could be material to the Company’s unaudited condensed consolidated financial statements.

Property, Plant and Equipment and Finite-Lived Intangible Assets

During the three and nine months ended September 30, 2025, the Company recorded impairment charges of $50.0 million and $60.5 million, respectively, related to the Company’s property, plant and equipment. These impairments resulted from construction in progress that are no longer probable to be completed. Refer to Note 7, “Fair Value Measurements,” for further information on the fair value methodology utilized.

During the three and nine months ended September 30, 2025, the Company recorded impairment charges of $11.4 million related to prepaid capital expenditures. These amounts related to advance payments for equipment that the Company determined would no longer be deployed related to projects that are no longer probable to be completed.

During the three and nine months ended September 30, 2025, the Company recorded impairment charges of $1.1 million related to finite-lived intangible assets. Refer to Note 7, “Fair Value Measurements,” for further information on the fair value methodology utilized. These product lines were de-emphasized as part of our strategic realignment.

PPA Executory Contract Considerations

During the nine months ended September 30, 2025, the Company recorded impairment charges of $11.2 million related to equipment related to PPAs and fuel delivered to customers. These charges resulted from the Company’s strategic decision to exit certain material handling investments at customer sites. No impairment charges were recorded during the three months ended September 30, 2025, as the strategic exit decision was made during the second quarter of 2025.

ROU Assets

During the three and nine months ended September 30, 2025, the Company recorded impairment charges of $6.9 million related to ROU assets associated with operating leases. These impairments resulted from changes in the Company's real estate strategy that resulted in the identification of leased properties that will no longer be fully utilized over the remaining lease terms. The Company assessed the recoverability of these ROU assets and determined that the carrying amounts exceeded the estimated undiscounted future cash flows expected to be derived from the leased assets.

Contract Assets

During the three and nine months ended September 30, 2025, the Company recorded impairment charges of $28.1 million related to contract assets. These impairment charges resulted from contract negotiations with customers. The Company assesses contract assets for impairment when there is a significant change in facts and circumstances of the underlying contract in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and ASC 326, Financial Instruments - Credit Losses (“ASC 326”). Impairment is recognized when it is probable that the Company will be unable to collect the contract consideration to which it is entitled from the customer. These impairment charges related to customer contracts whose contract terms and fulfillment of performance obligations are subject to dispute resolution processes. We continue to pursue collection of these amounts through legal proceedings; however, we have determined that realization of the net carrying value of the asset is no longer probable.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

There have been no significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

Recent Accounting Guidance Not Yet Effective

In July 2025, Accounting Standards Update 2025-05 (“ASU 2025-05”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, was issued to address challenges encountered when applying the guidance in Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This standard introduces a practical expedient for entities that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2025 with early adoption permitted. The Company has not yet adopted ASU 2025-05 and is still evaluating the impact of the adoption on its unaudited interim condensed consolidated financial statements.

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

Other than the accounting standards mentioned above and in our 2024 Form 10-K, all issued but not yet effective accounting and reporting standards as of September 30, 2025 are either not applicable to the Company or are not expected to have a material impact on the Company.

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

As of September 30, 2025 and 2024, the Company had potentially dilutive securities outstanding, consisting of stock options, restricted stock units, warrants and other equity instruments, representing shares of common stock totaling 356,784,834 and 164,688,972, respectively, on an as-converted basis. Since the Company is in a net loss position for all periods presented, all potentially dilutive securities are considered anti-dilutive and are therefore excluded from the calculation of diluted earnings per share in accordance with ASC 260, “Earnings Per Share.”

4. Inventory

Inventory as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials and supplies - production locations	$352,276	$385,455
Raw materials and supplies - customer locations	32,504	28,983
Work-in-process	90,020	129,824
Finished goods	80,292	138,380
Inventory	$555,092	$682,642

Inventory is comprised of raw materials and supplies, work-in-process, and finished goods. The Company has recorded reductions to inventory which comprised of excess and obsolete items and related lower of cost or net realizable value adjustments of $175.8 million and $158.9 million as of September 30, 2025 and December 31, 2024, respectively. The increase in inventory valuation adjustments from December 31, 2024 was primarily due to increased excess and obsolete inventory valuation adjustments resulting from routine reviews of the Company’s inventory levels in comparison to historical and expected future consumption. These increases were partially offset by reductions in lower of cost or net realizable value adjustments. The inventory valuation adjustments relate to the Company's strategic realignment, including the Company’s initiatives to reduce its workforce, realign its manufacturing footprint and streamline its organization to enhance operational efficiency and improve overall liquidity announced in March 2025. Please refer to Note 19, “Restructuring,” for further information.

5. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of September 30, 2025 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	14 years	$33,430	$(9,408)	$24,022
Dry stack electrolyzer technology	10 years	11,351	(1,531)	9,820
Customer relationships, trade name, and other	15 years	57,398	(13,292)	44,106
		$102,179	$(24,231)	$77,948

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

The change in the gross carrying amount of the acquired technology and customer relationships, trade name and other during the nine months ended September 30, 2025 was primarily due to the Company recording an impairment charge of $1.1 million during the three months ended September 30, 2025.

Amortization expense for acquired identifiable intangible assets during the three months ended September 30, 2025 and 2024 was $2.0 million and $4.8 million, respectively. Amortization expense for acquired identifiable intangible assets during the nine months ended September 30, 2025 and 2024 was $6.0 million and $14.2 million, respectively.

The estimated amortization expense for subsequent years as of September 30, 2025 is as follows (in thousands):

Remainder of 2025	$1,982
2026	7,880
2027	7,880
2028	7,543
2029	7,431
2030 and thereafter	45,232
Total	$77,948

6. Investments

Investments in Non-consolidated Entities and Non-marketable Equity Securities

Non-marketable Equity Securities

Our investment in non-marketable equity securities was $2.6 million as of September 30, 2025 and December 31, 2024.

Equity Method Investments

As of September 30, 2025 and December 31, 2024, the Company accounted for the following investments in the investee’s common stock under the equity method, which are included in the investments in non-consolidated entities and non-marketable equity securities on the unaudited interim condensed consolidated balance sheets (amounts in thousands):

		As of September 30, 2025		As of December 31, 2024
	Formation	Common Stock	Carrying	Common Stock	Carrying
Investee	Date	Ownership %	Value	Ownership %	Value
AccionaPlug S.L.	Q4 2021	50%	4,817	50%	4,276
Clean H2 Infra Fund	Q4 2021	5%	31,646	5%	29,111
SK Plug Hyverse	Q1 2022	49%	4,175	49%	49,488
			$40,638		$82,875

During the second quarter of 2025, the Company performed an evaluation of one of its equity method investments due to a decline in market conditions and determined that an other-than-temporary impairment existed. The Company determined that its ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value resulted in an other-than-temporary impairment. The estimated fair value was based largely on the future cash flows expected to be generated by the investment using unobservable data points.

As a result, the Company recorded an other-than-temporary impairment loss of $0 and $42.5 million for the three and nine months ended September 30, 2025, respectively, to the loss on equity method investments in the unaudited interim condensed consolidated statement of operations, which reduced the investments in non-consolidated entities and non-marketable equity securities financial statement line item on the unaudited interim condensed balance sheet.

During the three months ended September 30, 2025, the Company contributed approximately $0.3 million, $0 and $0 to AccionaPlug S.L., SK Plug Hyverse and Clean H2 Infra Fund, respectively. During the three months ended September 30, 2024, the Company contributed approximately $0, $0.7 million, $0 and $0 to HyVia, AccionaPlug S.L., SK Plug Hyverse and Clean H2 Infra Fund, respectively.

During the nine months ended September 30, 2025, the Company contributed approximately $1.1 million, $0 and $0 to AccionaPlug S.L., SK Plug Hyverse and Clean H2 Infra Fund, respectively. During the nine months ended September 30, 2024, the Company contributed approximately $32.3 million, $2.4 million, $16.0 million and $13.7 million to HyVia, AccionaPlug S.L., SK Plug Hyverse and Clean H2 Infra Fund, respectively.

The Company did not have any capital commitments related to its equity method investments as of September 30, 2025.

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

There were no transfers between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2025. Financial instruments not recorded at fair value on a recurring basis include equity method investments that have not been remeasured or impaired in the current period, such as our investments in AccionaPlug S.L. and Clean H2 Infra Fund. For the one equity method investment that was measured at fair value on a nonrecurring basis, refer to Note 2, “Summary of Significant Accounting Policies,” and Note 6, “Investments,” for further information.

The following table summarizes the carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
15.00% Secured Debenture	241,603	241,603	—	—	241,603
Contingent consideration	36,559	36,559	—	—	36,559

	As of December 31, 2024
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
6.00% Convertible Debenture	$173,150	$173,150	$—	$—	$173,150
Contingent consideration	60,746	60,746	—	—	60,746

The liabilities measured at fair value on a recurring basis that have unobservable inputs and are therefore categorized as Level 3 are related to the 15.00% Secured Debenture, contingent consideration and the 6.00% Convertible Debenture.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

15.00% Secured Debenture

The fair value of the 15.00% Secured Debenture as of September 30, 2025 was comprised of a financial liability for the initial tranche of $190.4 million and a financial liability for the second tranche of $51.2 million in which the Company elected the fair value option for both tranches under ASC 825 with changes in fair value recorded in change in fair value of debt in the unaudited interim condensed consolidated statements of operations.

The Company estimated and recorded the fair value of the initial tranche of the 15.00% Secured Debenture upon its issuance date of May 5, 2025. The Company estimated and recorded the fair value of the second tranche of the 15.00% Secured Debenture upon its issuance date of September 30, 2025. The fair values of the initial and second tranches of the 15.00% Secured Debenture as of September 30, 2025 were based on a Probability-Weighted Expected Return Method (“PWERM”). The PWERM includes the Discounted Cash Flow (“DCF”) method corresponding to the relevant amortization schedule in each scenario and a Black-Scholes Option Pricing Model was utilized to estimate the fair value of the 15.00% Secured Debenture Warrant. Additionally, based on the fair values of the initial and second tranches of the 15.00% Secured Debenture and the purchase price of the initial and second tranches, we estimated the implied yield at the valuation date. The valuations utilized significant Level 3 unobservable inputs, including implied yield, volatility, and risky discount rate. Other significant assumptions include risk-free rate, principal value, the Company’s common stock price and maturity date. Significant judgment is required in selecting the significant inputs and assumptions. Actual assumptions may differ from our current estimates and such differences could materially impact the fair value of the initial and second tranches of the 15.00% Secured Debenture.

Refer to Note 8, “Long-Term Debt,” for the change in the carrying amount of the 15.00% Secured Debenture during the three and nine months ended September 30, 2025.

Contingent consideration

The fair value of contingent consideration as of September 30, 2025 and December 31, 2024 is related to the Joule Processing LLC (“Joule”) acquisition in 2022 and the Frames Holding B.V. (“Frames”) acquisition in 2021.

During the third quarter of 2025, the Company entered into an agreement with Frames’ sellers to finalize the outstanding balance of the contingent consideration. As a result, the Company recorded a decrease of $2.3 million in change in fair value of contingent consideration in the unaudited interim condensed consolidated statements of operations during the three months ended September 30, 2025. In accordance with the agreement, the remaining $9.4 million contingent consideration liability as of September 30, 2025 will be fully paid during the first quarter of 2026.

In the unaudited interim condensed consolidated balance sheets, contingent consideration was recorded in the contingent consideration, loss accrual for service contracts, and other current liabilities and contingent consideration, loss accrual for service contracts, and other liabilities financial statement line items and was comprised of the following unobservable inputs as of September 30, 2025:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Contingent consideration	$36,559	Scenario-based method	Credit spread	12.42%
			Discount rate	16.25% - 16.26%
	36,559

In the unaudited interim condensed consolidated balance sheets, contingent consideration was recorded in the contingent consideration, loss accrual for service contracts, and other current liabilities and contingent consideration, loss accrual for service contracts, and other liabilities financial statement line items and was comprised of the following unobservable inputs as of December 31, 2024:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Contingent consideration	$60,746	Scenario-based method	Credit spread	11.83%
			Discount rate	15.91% - 16.00%
	60,746

The change in the carrying amount of contingent consideration during the nine months ended September 30, 2025 was as follows (in thousands):

Beginning balance as of December 31, 2024	$60,746
Cash payments	(6,024)
Change in fair value of contingent consideration	(11,819)
Foreign currency translation adjustment	476
Ending balance as of March 31, 2025	$43,379
Cash payments	(2,317)
Change in fair value of contingent consideration	(168)
Foreign currency translation adjustment	1,036
Ending balance as of June 30, 2025	$41,930
Cash payments	(4,264)
Change in fair value of contingent consideration	(1,129)
Foreign currency translation adjustment	22
Ending balance as of September 30, 2025	$36,559

6.00% Convertible Debenture

The fair value of the 6.00% Convertible Debenture was comprised of a single financial liability in which the Company elected the fair value option under ASC 825 with changes in fair value recorded in changes in fair value of convertible debenture in the unaudited interim condensed consolidated statements of operations.

The fair value of the 6.00% Convertible Debenture was based on a Monte Carlo simulation of stock price of the Company on a daily basis and a discounted cash flow model that incorporates the amortization schedule, contingent on the daily simulated stock price. The valuation utilized significant Level 3 unobservable inputs, including implied yield, volatility, and risky discount rate. Other significant assumptions include risk-free rate, principal value, the Company’s common stock price, maturity date and the various conversion features and prices per the agreement. Significant judgment is required in selecting the significant inputs and assumptions. Actual assumptions may differ from our current estimates and such differences could materially impact the fair value of the convertible note.

The 6.00% Convertible Debenture was fully repaid during the second quarter of 2025 with the net proceeds from the initial tranche of the 15.00% Secured Debenture.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, impairment indicators may subject long-lived assets and finite-lived intangible assets to non-recurring fair value measurements. During the third quarter of 2025, property, plant and equipment and intangible assets were written down to their estimated fair values. The inputs to these models are considered to be Level 3 significant unobservable inputs.

The Level 3 significant unobservable inputs that were used in the valuation of the long-lived assets as of September 30, 2025 were:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Property, plant and equipment, net	Cost approach	Residual value	10.0%
Intangibles assets, net	Relief from royalty method	Royalty rate	2.0%
		Discount rate	22.5%
		Obsolescence factor	6.7%

Refer to Note 2, “Summary of Significant Account Policies,” for further information.

8. Long-Term Debt

15.00% Secured Debenture

On May 5, 2025, the Company issued the initial tranche of the 15.00% Secured Debenture in the aggregate principal amount of $210.0 million pursuant to the Secured Debenture Purchase Agreement with Yorkville for a purchase price of $199.5 million with a discount of $10.5 million. The 15.00% Secured Debenture was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial tranche of the 15.00% Secured Debenture is subject to an amortization schedule which is scheduled to result in payment in full on April 30, 2027; however, Yorkville is permitted to defer amortization payments under the Secured Debenture Purchase Agreement, in which case such deferred amortization payments will be paid on the final maturity date of May 1, 2028. Under the Secured Debenture Purchase Agreement, Yorkville is committed to purchase a second tranche of the 15.00% Secured Debenture in an aggregate principal amount of up to $105.0 million for a purchase price of $99.8 million subject to the satisfaction of the closing conditions set forth therein, which expires on May 6, 2026. The Secured Debenture Purchase Agreement also permits the Company to sell to Yorkville a third uncommitted tranche of the 15.00% Secured Debenture in an aggregate principal amount of up to $210.0 million, subject to the satisfaction of the closing conditions set forth therein.

On September 30, 2025, the Company issued a portion of the second tranche of the 15.00% Secured Debenture in the aggregate principal amount of $52.5 million pursuant to the Secured Debenture Purchase Agreement with Yorkville for a purchase price of $49.9 million with a discount of $2.6 million. The second tranche of the 15.00% Secured Debenture is subject to an amortization schedule which is scheduled to result in payment in full on September 30, 2026; however, Yorkville is permitted to defer amortization payments under the Secured Debenture Purchase Agreement, in which case such deferred amortization payments will be paid on the final maturity date of May 1, 2028.

All secured debentures issued under the Secured Debenture Purchase Agreement incur interest at a rate of 15% per annum, which interest will increase to 25% per annum upon the occurrence of an Event of Default (as defined in the Secured Debenture Purchase Agreement) for so long as such event remains uncured and unwaived.

The following table shows change in the carrying amount of the 15.00% Secured Debenture during the nine months ended September 30, 2025 (in thousands):

Fair value of principal received at issuance	$193,431
Change in fair value of debt	3,408
Amortization of discount	1,022
Ending balance as of June 30, 2025	$197,861
Fair value of principal received at issuance	49,875
Change in fair value of debt	2,719
Amortization of discount	1,814
Principal payments	(10,666)
Ending balance as of September 30, 2025	$241,603

As of September 30, 2025, the 15.00% Secured Debenture was comprised of the current portion of long-term debt and long-term debt of $120.6 million and $121.0 million, respectively, on the unaudited condensed consolidated balance sheet. Within the current portion of long-term debt and long-term debt on the unaudited condensed consolidated balance sheet, $1.1 million and $1.3 million was related to other debt as of September 30, 2025, respectively.

As of September 30, 2025, the outstanding principal on the debt was $251.8 million and was due monthly during each of the following years ended (in thousands):

December 31, 2025	33,788
December 31, 2026	149,045
December 31, 2027	69,000
Total outstanding principal	$251,833

The following table summarizes the total interest expense and effective interest rate related to the 15.00% Secured Debenture during the three and nine months ended September 30, 2025 (in thousands, except for the effective interest rate):

	Three months ended	Nine months ended
	September 30, 2025	September 30, 2025
Interest expense	$7,762	$12,681
Amortization of discount	1,815	2,837
Total	$9,577	$15,518
Effective interest rate	19.2%	19.2%

As of September 30, 2025, the Company was in compliance with all debt covenants associated with the 15.00% Secured Debenture.

9. Convertible Debt Instruments

6.00% Convertible Debenture

On November 11, 2024, the Company entered into the Debenture Purchase Agreement pursuant to which the Company issued to Yorkville the 6.00% Convertible Debenture in exchange for the payment of $190.0 million. The 6.00% Convertible Debenture was issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act. The 6.00% Convertible Debenture ranked pari passu in right of payment with all other outstanding and future senior indebtedness of the Company. The 6.00% Convertible Debenture was fully settled during the second quarter of 2025.

The Company incurred losses on extinguishment of convertible debt instruments and debt of $9.1 million during the nine months ended September 30, 2025.

7.00% Convertible Senior Notes

As of September 30, 2025 and December 2024, the 7.00% Convertible Senior Notes due June 1, 2026 (the “7.00% Convertible Senior Notes”) consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Principal amounts:
Principal	$140,396	$140,396
Unamortized debt premium, net of offering costs(1)	3,588	7,514
Net carrying amount	$143,984	$147,910
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible debt instruments, net and amortized over the remaining life of the notes using the effective interest rate method.

As of September 30, 2025, the 7.00% Convertible Senior Notes were recorded in the current portion of convertible debt instruments, net in the unaudited interim condensed balance sheet.

The following table summarizes the total interest expense and effective interest rate related to the 7.00% Convertible Senior Notes during the three and nine months ended September 30, 2025 and 2024 (in thousands, except for the effective interest rate):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$2,477	$2,478	$7,364	$5,224
Amortization of premium	(1,334)	(1,308)	(3,926)	(2,781)
Total	$1,143	$1,170	$3,438	$2,443
Effective interest rate	3.0%	3.0%	3.0%	3.0%

There were no conversions of the 7.00% Convertible Senior Notes during the three and nine months ended September 30, 2025 and 2024. The estimated fair value of the 7.00% Convertible Senior Notes as of September 30, 2025 and December 31, 2024 was approximately $137.1 million and $112.5 million. The fair value estimation was Level 2 as it was primarily based on a quoted price in an active market.

As of September 30, 2025, the Company was in compliance with all debt covenants associated with the 7.00% Convertible Senior Notes.

3.75% Convertible Senior Notes

During the nine months ended September 30, 2025, the Company paid cash of $59.6 million, which included $58.5 million to retire the remaining outstanding principal and $1.1 million to pay the accrued interest, on the 3.75% Convertible Senior Notes due June 1, 2025 (the “3.75% Convertible Senior Notes”).

10. Extended Maintenance Contracts and Warranty Reserve

Loss Accrual

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for sales of equipment, related infrastructure and other that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts (in thousands):

	Nine months ended	Year ended
	September 30, 2025	December 31, 2024
Beginning balance	$134,356	$137,853
(Benefit)/provision for loss accrual	(5,928)	45,226
Releases to service cost of sales	(33,814)	(51,578)
(Decrease)/increase to loss accrual related to customer warrants	(359)	3,313
Foreign currency translation adjustment	967	(458)
Ending balance	$95,222	$134,356

The Company recorded a benefit for loss accrual during the nine months ended September 30, 2025 primarily due to reductions in cost to service our GenDrive units and continued improvements.

Product Warranty Reserve

On a quarterly basis, we evaluate our product warranty reserve. The Company applies a failure rate based on product type on a contract-by-contract basis to determine its product warranty reserve liability. The Company’s product warranty reserve liability balance as of September 30, 2025 and December 31, 2024 was $18.3 million and $12.1 million, respectively.

11. Stockholders’ Equity

15.00% Secured Debenture Warrant

On July 8, 2025, the Company issued to Yorkville the 15.00% Secured Debenture Warrant to purchase 31,500,000 shares of common stock with an exercise price of $1.37 per share. As discussed in Note 8, “Long-Term Debt,” on the date of the funding of the initial tranche of the 15.00% Secured Debenture, the Company recorded the 15.00% Secured Debenture Warrant to equity at a fair value of $6.1 million. The 15.00% Secured Debenture Warrant was accounted for as permanent equity in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and was recorded at fair value at inception. The fair value of the warrant was determined using a Black-Scholes Option pricing model, with each scenario weighted based on the probability the warrant will become issuable. The 15.00% Secured Debenture Warrant was recorded to equity at the fair value of $6.1 million on the date of the funding of the initial tranche of the 15.00% Secured Debenture under the Secured Debenture Purchase Agreement.

The assumptions used to calculate the valuation of the 15.00% Secured Debenture Warrant as of May 5, 2025 were as follows:

May 5, 2025
Risk-free interest rate	3.71%
Volatility	70.00%
Expected average term (years)	3.00
Exercise price	$0.79
Stock price	$0.79

The fair value per share of the 15.00% Secured Debenture Warrant as of May 5, 2025 was approximately $0.19.

During the three months ended September 30, 2025, Yorkville exercised a portion of the 15.00% Secured Debenture Warrant for 21,500,000 shares of the Company’s common stock for net proceeds of $29.5 million.

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

During the second quarter of 2025, the Pre-Funded Warrants were exercised for 138,930,464 shares of common stock at an exercise price of $0.001 per share for total proceeds of $0.1 million.

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

On October 8, 2025, the Company entered into a warrant inducement agreement with the holder of the Common Warrants. Please refer to Note 21, “Subsequent Events,” for further information.

Common Stock

On January 17, 2024, the Company entered into the At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley, pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion. On February 23, 2024 and November 7, 2024, the Company and B. Riley amended the ATM Sales Agreement to, among other things, increase the aggregate offering price of shares of common stock available for issuance under the program to $1.0 billion. On August 15, 2025, the Company and B. Riley amended the ATM Sales Agreement to extend the term to August 15, 2027. On September 29, 2025, the Company and B. Riley amended the “at-the-market” equity offering program to add Yorkville as an additional sales agent and/or principal through which the Company may offer and sell shares pursuant to the “at-the-market” equity offering program. During the three months ended September 30, 2025, the Company sold 29,419,352 shares of common stock at a weighted-average sales price of $1.60 per share for gross proceeds of $47.2 million with related issuance costs of $0.8 million. During the nine months ended September 30, 2025, the Company sold 34,573,529 shares of common stock at a weighted-average sales price of $1.62 per share for gross proceeds of $55.9 million with related issuance costs of $1.0 million through the “at-the-market” equity offering program. As of September 30, 2025, the Company had $944.1 million of aggregate gross sales price of shares available to be sold under the “at-the-market” equity offering program.

Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss) is comprised of foreign currency translation gains and losses. There were no reclassifications from accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2025 and 2024.

Other comprehensive income for the three months ended September 30, 2025 increased due to foreign currency translation gains of $0.3 million. Other comprehensive income for the three months ended September 30, 2024 increased due to foreign currency translation gains of $0.3 million. Other comprehensive income for the nine months ended September 30, 2025 increased due to foreign currency translation gains of $6.3 million. Other comprehensive income for the nine months ended September 30, 2024 increased due to foreign currency translation gains of $5.2 million.

12. Share-Based Consideration Payable to a Customer

Amazon Transaction Agreement in 2022

As of September 30, 2025 and December 31, 2024, the balance of the contract asset related to the warrant was $31.2 million and $33.2 million, respectively, which was recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, 3,500,000 and 3,000,000 of the shares related to the warrant had vested, respectively, and none of the shares had been exercised. During the three and nine months ended September 30, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended September 30, 2025 and 2024 was $5.0 million and $2.0 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the nine months ended September 30, 2025 and 2024 was $11.8 million and $4.4 million, respectively.

Amazon Transaction Agreement in 2017

As of September 30, 2025 and December 31, 2024, all 55,286,696 of the shares related to the warrant had vested and the warrant was exercised with respect to 34,917,912 shares of the Company’s common stock. During the three and nine months ended September 30, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended September 30, 2025 and 2024 was $0.1 million and $0.1 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the nine months ended September 30, 2025 and 2024 was $0.3 million and $0.3 million, respectively.

Walmart Transaction Agreement

As of September 30, 2025 and December 31, 2024, the balance of the contract asset related to the warrant was $1.2 million and $2.6 million, respectively, which was recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, 45,102,304 and 40,010,108 of the shares related to the warrant had vested, respectively, and the warrant was exercised with respect to 13,094,217 shares of the Company’s common stock. During the three and nine months ended September 30, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended September 30, 2025 and 2024 was $5.8 million and $3.9 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the nine months ended September 30, 2025 and 2024 was $17.4 million and $11.6 million, respectively.

13. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

	Three months ended		Nine months ended
Major products/services lines	September 30,		September 30,
	2025	2024	2025	2024
Sales of fuel cell systems	$10,618	$8,131	$42,838	$40,282
Sales of hydrogen infrastructure	753	11,869	17,996	37,399
Sales of electrolyzers	65,412	57,789	119,491	74,169
Sales of engineered equipment	1,594	7,302	3,424	15,924
Services performed on fuel cell systems and related infrastructure	19,742	14,148	52,983	40,205
Power purchase agreements	24,604	20,459	71,447	58,437
Fuel delivered to customers and related equipment	35,912	29,791	99,768	77,964
Sales of cryogenic equipment and liquefiers	18,396	22,050	75,703	84,450
Other	24	2,191	1,049	8,514
Net revenue	$177,055	$173,730	$484,699	$437,344

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

Significant changes in the contract assets and the deferred revenue and other contract liabilities balances during the period are as follows (in thousands):

Contract assets	Nine months ended	Year ended
	September 30, 2025	December 31, 2024
Transferred to receivables from contract assets recognized at the beginning of the period	$(21,120)	$(27,513)
Change in contract assets related to warrants	(3,415)	(4,909)
Foreign currency translation gain	1,174	—
Impairment	(28,105)	(35,118)
Revenue recognized and not billed as of the end of the period	24,817	29,566
Net change in contract assets	$(26,649)	$(37,974)

Deferred revenue and other contract liabilities	Nine months ended	Year ended
	September 30, 2025	December 31, 2024
Increases due to customer billings, net of amounts recognized as revenue during the period	$24,720	$74,702
Change in contract liabilities related to warrants	250	440
Foreign currency translation loss	6,622	—
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(111,951)	(160,819)
Net change in deferred revenue and other contract liabilities	$(80,359)	$(85,677)

Estimated future revenue

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period, including provision for common stock warrants (in thousands):

	As of	Expected recognition
	September 30, 2025	period (years)
Sales of fuel cell systems	$29,146	1 - 2
Sales of hydrogen installations and other infrastructure	33,344	1
Sales of electrolyzers	144,727	1 - 2
Sales of engineered equipment	1,885	1
Services performed on fuel cell systems and related infrastructure	105,495	5 - 10
Power purchase agreements	293,197	5 - 10
Fuel delivered to customers and related equipment	57,122	5 - 10
Sales of cryogenic equipment and other	34,309	1
Total estimated future revenue	$699,225

14. Income Taxes

The Company recorded $0.1 million and $0.1 million of income tax expense during the three months ended September 30, 2025 and 2024, respectively. The Company recorded $0.1 million of income tax expense and $0.1 million of income tax benefit during the nine months ended September 30, 2025 and 2024, respectively. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets in the U.S., which remain fully reserved. With the exception of a few service entities mainly in Europe, all domestic and foreign deferred tax assets are offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes permanent extensions of certain provisions of the Tax Cuts and Jobs Act of 2017, modifies various federal clean energy tax provisions of the Inflation Reduction Act of 2022 (the “IRA”) and includes the allowance of immediate expensing of qualifying research and development expenses incurred in the United States. The most significant impacts of the OBBBA to the Company are related to Section 45V Credit for Production of Clean Hydrogen, which will be available for clean hydrogen facilities beginning construction before January 1, 2028 and the Section 48E Investment Tax Credit which provides for a 30% investment tax credit for “qualified fuel cell property” from 2026 to 2032. As of September 30, 2025, the impact was not material to the Company's income tax expense.

15. Employee Benefit Plans

2011 and 2021 Stock Option and Incentive Plan

Stock-based compensation costs recognized, excluding the Company’s matching contributions of $2.1 million and $2.6 million to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board and executive compensation, were $10.0 million and $21.3 million for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation costs recognized, excluding the Company’s matching contributions of $7.4 million and $8.9 million to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board and executive compensation, were $28.5 million and $54.4 million for the nine months ended September 30, 2025 and 2024, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in our 2024 Form 10-K.

The components and classification of stock-based compensation expense, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cost of sales	$1,147	$1,459	$3,629	$5,544
Research and development	1,072	2,028	3,084	6,621
Selling, general and administrative	7,755	17,784	21,791	42,224
	$9,974	$21,271	$28,504	$54,389

Service Stock Options Awards

During the nine months ended September 30, 2025, the Company granted 7,800,248 service stock option awards at a weighted average exercise price of $1.64. In addition, 5,000 service stock option awards were exercised at a weighted average exercise price of $2.23. Finally, 4,267,695 service stock option awards were forfeited at a weighted average exercise price of $7.16. The total fair value of the service stock option awards that vested during the nine months ended September 30, 2025 and 2024 was approximately $10.4 million and $16.9 million, respectively.

Compensation cost associated with service stock option awards represented approximately $4.2 million and $3.7 million of the total share-based payment expense recorded for the three months ended September 30, 2025 and 2024, respectively.

Compensation cost associated with service stock option awards represented approximately $11.9 million and $16.0 million of the total share-based payment expense recorded for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was approximately $23.9 million of unrecognized compensation cost related to service stock option awards to be recognized over the weighted average remaining period of 1.90 years.

Market Condition Stock Option Awards

During the nine months ended September 30, 2025, the Company did not grant market condition stock option awards. In addition, 1,490,833 market condition stock option awards were forfeited at a weighted average exercise price of $4.38.

Compensation cost associated with market condition stock option awards represented approximately $0.5 million and $9.3 million of the total share-based payment expense recorded for the three months ended September 30, 2025 and 2024, respectively.

Compensation cost associated with market condition stock option awards represented approximately $2.2 million and $11.1 million of the total share-based payment expense recorded for the nine months ended September 30, 2025 and 2024, respectively. Compensation costs associated with these awards are recognized as the requisite service period is rendered, regardless of when, if ever, the market condition is satisfied. As of September 30, 2025, there was approximately $1.5 million of unrecognized compensation cost related to market condition stock option awards to be recognized over the weighted average remaining period of 0.70 years.

As of September 30, 2025, there were 1,045,000 unvested market condition stock option awards for which the employee requisite service period had not been rendered but were expected to vest. The aggregate intrinsic value of these unvested market condition stock option awards was $0 as of September 30, 2025. The weighted average exercise price of these unvested market condition stock option awards was $7.87 and the weighted average remaining contractual term was 4.63 years as of September 30, 2025.

Restricted Stock and Restricted Stock Unit Awards

The following table reflects the restricted stock and restricted stock unit activity during the nine months ended September 30, 2025 (in thousands except share amounts):

		Weighted	Aggregate
		Average Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested restricted stock and restricted stock units as of December 31, 2024	6,750,372	$7.44	$14,378
Granted	1,438,248	2.64	—
Vested	(1,374,103)	10.34	—
Forfeited	(1,259,555)	8.60	—
Unvested restricted stock and restricted stock units as of September 30, 2025	5,554,962	$5.00	$13,137

The weighted average grant-date fair value of the restricted stock and restricted stock unit awards granted during the nine months ended September 30, 2025 and 2024 was $2.64 and $2.81, respectively. The total fair value of restricted stock and restricted stock unit awards that vested during the nine months ended September 30, 2025 and 2024 was $14.2 million and $28.2 million, respectively.

Compensation cost associated with restricted stock and restricted stock unit awards represented approximately $5.1 million and $8.3 million for the three months ended September 30, 2025 and 2024, respectively.

Compensation cost associated with restricted stock and restricted stock unit awards represented approximately $14.0 million and $27.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $13.4 million of unrecognized compensation cost related to restricted stock and restricted stock unit awards to be recognized over the weighted average period of 1.26 years.

401(k) Savings & Retirement Plan

The Company issued 5,500,869 shares of common stock and 3,305,494 shares of common stock pursuant to the Plug Power Inc. 401(k) Savings & Retirement Plan during the nine months ended September 30, 2025 and 2024, respectively.

The Company’s expense for this plan was approximately $2.1 million and $2.6 million during the three months ended September 30, 2025 and 2024, respectively. The Company’s expense for this plan was approximately $7.4 million and $8.9 million during the nine months ended September 30, 2025 and 2024, respectively.

Non-Employee Director Compensation

The Company granted 334,269 shares of common stock and 210,315 shares of common stock to non-employee directors as compensation during the nine months ended September 30, 2025 and 2024, respectively. All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance.

The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.1 million and $0.1 million during the three months ended September 30, 2025 and 2024, respectively. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.5 million and $0.5 million during the nine months ended September 30, 2025 and 2024, respectively.

In accordance with the non-employee director compensation plan, during the nine months ended September 30, 2025 the Company reimbursed $0.1 million of administrative expenses incurred by Mr. McNamee.

16. Commitments and Contingencies

Restricted Cash

In connection with certain of the noted sale/leaseback agreements, cash of $383.8 million and $476.2 million was required to be restricted as security as of September 30, 2025 and December 31, 2024, respectively, which will be released over the lease term. As of September 30, 2025 and December 31, 2024, the Company also had certain letters of credit backed by security deposits totaling $214.1 million and $276.4 million, respectively, of which $183.4 million and $242.7 million are security for the noted sale/leaseback agreements, respectively, and $30.7 million and $33.7 million are letters of credit related to customs and other transactions, respectively.

As of September 30, 2025 and December 31, 2024, the Company had $80.0 million and $73.7 million, respectively, held in escrow related to the construction of certain hydrogen production plants.

The Company also had $0 and $1.2 million of consideration held by our paying agent in connection with the Joule acquisition reported as restricted cash as of September 30, 2025 and December 31, 2024, respectively, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheets. Additionally, the Company had $5.2 million and $7.4 million in restricted cash as collateral resulting from the Frames acquisition as of September 30, 2025 and December 31, 2024, respectively, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheets.

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

2024 Securities Litigation

On March 22, 2024, Ete Adote filed a complaint in the United States District Court for the Northern District of New York asserting claims under the federal securities laws against the Company, Mr. Marsh, and Mr. Middleton, on behalf of an alleged class of purchasers of the Company’s common stock between May 9, 2023 and January 16, 2024, styled Adote v. Plug Power, Inc. et al., No. 1:24-cv-00406-MAD-DJS (N.D.N.Y.). The complaint alleges that the defendants made misstatements concerning the Company’s progress in construction of new hydrogen production capacity and its ability to effectively manage its supply chain. On April 30, 2024, a second complaint asserting substantially similar claims against the same defendants, but on behalf of a putative class of purchasers of the Company’s common stock between March 1, 2023 and January 16, 2024, was filed in the Northern District of New York, styled Lee v. Plug Power, et al., No. 1:24;cv-0598-MAD-DJS (N.D.N.Y.). The Court has approved stipulations in both actions extending the time for all defendants to respond to any pleading until after the Court appoints lead plaintiff(s). Appeals from an order appointing lead plaintiffs were denied on July 11, 2025. Pursuant to a briefing schedule entered by the Court, lead plaintiffs filed a consolidated complaint on August 25, 2025, and all defendants filed motions to dismiss the complaint on October 29, 2025.

Other Litigation

On October 23, 2024, a case entitled First Solar, Inc. v. Plug Power Inc., Index No. 655610/2024 was filed in the New York State Supreme Court, New York County, asserting a claim for breach of contract associated with a purchase order for solar panels manufactured by First Solar to be purchased by the Company. The complaint seeks monetary relief along with pre-judgment interest.

Guarantee

On May 30, 2023, HyVia entered into a government grant agreement with Bpifrance. During the third quarter of 2025, a court determined that the Company was no longer liable for the guarantee. During the three months ended September 30, 2025, the Company released the liability related to this guarantee.

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

Future payments under non-cancellable unconditional purchase obligations with a remaining term in excess of one year as of September 30, 2025 were as follows (in thousands):

Remainder of 2025	2,006
2026	31,451
2027	36,577
2028	39,555
2029	—
2030 and thereafter	—
Total	109,589

During the third quarter of 2025, the Company finalized the renegotiation of a supplier arrangement that previously contained minimum purchase requirements. In connection with the negotiations, the Company modified its unconditional purchase obligation and recorded a liability of $20.2 million in contingent consideration, loss accrual for service contracts, and other current liabilities and $20.1 million in contingent consideration, loss accrual for service contracts, and other liabilities in the unaudited interim condensed consolidated balance sheets as of September 30, 2025. The Company recorded a $12.0 million liability during the first half of 2025 related to initial negotiations of the same supplier arrangement. During the three and nine months ended September 30, 2025, the Company recorded $28.3 million and $40.3 million in selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations, respectively.

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

The following table presents reported segment revenue, significant segment expenses, other segment items and segment measure of profit/(loss):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total net revenue	$177,055	$173,730	$484,699	$437,344
Cost of revenue:
Sales of equipment, related infrastructure and other	$(171,501)	$(149,912)	$(363,337)	$(414,948)
Services performed on fuel cell systems and related infrastructure	(20,083)	(9,086)	(44,541)	(35,773)
Benefit/(provision) for loss contracts related to service	4,343	(6,036)	6,287	(38,265)
Power purchase agreements	(45,573)	(51,782)	(140,777)	(161,322)
Fuel delivered to customers and related equipment	(64,392)	(55,538)	(189,382)	(172,428)
Other costs of revenue	(14)	(1,401)	(440)	(4,963)
Operating expenses:
Research and development	$(16,118)	$(19,712)	$(45,668)	$(63,932)
Selling, general and administrative	(110,592)	(91,586)	(279,324)	(254,689)
Impairment	(97,524)	(4,185)	(119,187)	(8,406)
Other segment items, net(1)	$(17,470)	$4,340	$(93,954)	$(51,895)
Consolidated net loss attributable to Plug Power Inc.	$(361,869)	$(211,168)	$(785,624)	$(769,277)
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

18. Related Party Transactions

SK Plug Hyverse

Our 49/51 joint venture, SK Plug Hyverse, aims to provide hydrogen fuel cell systems, hydrogen fueling stations, electrolyzers and clean hydrogen to the Korean and other selected Asian markets. During the three months ended September 30, 2025 and 2024, the Company recognized related party revenue of $0 and $1.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized related party revenue of $0 and $5.7 million, respectively. As of September 30, 2025 and December 31, 2024, the Company had related party outstanding accounts receivable of $1.0 million and $3.5 million, respectively.

19. Restructuring

In March 2025, the Company announced initiatives to reduce its workforce, realign its manufacturing footprint and streamline its organization to enhance operational efficiency and improve overall liquidity (the “2025 Restructuring Plan”). We began executing the 2025 Restructuring Plan in March 2025 and expect the 2025 Restructuring Plan to be substantially completed in the fourth quarter of 2025, subject to local law and consultation requirements.

In February 2024, the Company announced a restructuring plan (the “2024 Restructuring Plan”). The 2024 Restructuring Plan included strategic moves to enhance our financial performance and ensure long-term value creation in a competitive market. We began executing the 2024 Restructuring Plan in February 2024 and it was effectively completed during the fourth quarter of 2024.

During the three months ended September 30, 2025 and 2024, the Company incurred $5.5 million and $0.6 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, the Company incurred $25.6 million and $8.2 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. The following table reflects the category of restructuring charges incurred during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Employee severance and benefit arrangements	$1,251	$123	$19,497	$6,918
Legal and professional fees	57	391	272	1,236
Lease and contract termination costs	4,211	—	5,868	—
Total restructuring charges	$5,519	$514	$25,637	$8,154

The accrued restructuring balances as of September 30, 2025 and December 31, 2024 were recorded in the accrued expenses financial statement line item in the unaudited interim condensed consolidated balance sheets. Restructuring activities related to the 2025 and 2024 Restructuring Plans were as follows (in thousands):

	2025 Restructuring Plan	2024 Restructuring Plan
Accrued balance as of December 31, 2024	$—	$129
Accruals and adjustments	17,150	4
Cash payments	(1,397)	—
Accrued balance as of March 31, 2025	$15,753	$133
Accruals and adjustments	2,983	(19)
Cash payments	(14,104)	—
Accrued balance as of June 30, 2025	$4,632	$114
Accruals and adjustments	5,519	—
Right of use asset impairment	(3,936)	—
Cash payments	(4,387)	—
Accrued balance as of September 30, 2025	$1,828	$114

As of September 30, 2025, total accrued expenses related to restructuring activities were comprised of (1) $1.6 million of employee severance and benefit arrangements and (2) $0.2 million of legal and professional services costs.

We estimate that we will incur future restructuring costs of $0.2 million related to employee severance and benefit arrangements during the fourth quarter of 2025. In addition, we expect to incur future restructuring costs of $1.2 million related to facility exit costs during the fourth quarter of 2025. The actual timing and amount of such costs associated may differ from our current expectations and estimates and such differences may be material.

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

The Company has determined Hidrogenii to be a VIE, and the Company is considered to be the VIE’s primary beneficiary, as we determined we have both the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. On an ongoing basis, we are contractually obligated to certain operational funding. We consolidated the joint venture’s results within our single consolidated reportable segment. Hidrogenii has similar risks to those described in Item 1A, “Risk Factors,” in the Company’s 2024 Form 10-K.

The VIE’s assets can be used to settle only the VIE’s obligations and the creditors related to the VIE’s liabilities have no recourse against the general credit of the Company. The table below summarizes balances associated with Hidrogenii as reflected on our unaudited interim condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands):

	As of
	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,597	$667
Inventory	429	—
Prepaid expenses, tax credits and other current assets	32	242
Total current assets	2,058	909
Property, plant, and equipment, net	165,271	147,696
Total assets	167,329	148,605
Liabilities
Accounts payable, net of related party	$2,585	$1,340
Accrued expenses	760	27
Total liabilities	3,345	1,367
Equity
Equity	$163,984	$147,238
Total equity	163,984	147,238
Total liabilities and equity	$167,329	$148,605

21. Subsequent Events

Non-binding Letter of Intent Related to Electricity Rights

On November 7, 2025, the Company signed a non-binding Letter of Intent (the “non-binding LOI”) to monetize its electricity rights in New York and one other location and collaborate with a U.S. data center developer. Monetizing electricity rights would generate improvement in liquidity through a combination of sale of construction in progress assets and release of restricted cash. In connection with this, the Company will suspend activities related to the Department of Energy loan program. While we have entered into the non-binding LOI, there is no assurance that the monetizing of the electrical rights in New York and other location will be completed on the terms contained in the non-binding LOI or otherwise.

October 2025 Warrant Inducement

On October 8, 2025, the Company entered into a warrant inducement agreement with the holder of the Common Warrants, whereby in consideration for exercising all of the 185,430,464 outstanding Common Warrants at the exercise price as set forth in the Common Warrants of $2.00 per share, the Company agreed to (i) amend the Common Warrants to provide for the issuance of the New Pre-Funded Warrants for 154,430,464 shares of the Company’s common stock at $0.0001 per share, and (ii) issue the New Common Warrants to purchase up to 185,430,464 shares of the Company’s common stock at $7.75 per share. As a result of the warrant inducement agreement, the Company received net proceeds, after deducting transaction expenses and fees, of $355.1 million.

Subsequent to September 30, 2025, all of the New Pre-Funded Warrants were exercised for 154,430,464 shares of the Company’s common stock for proceeds of $15 thousand.

The New Common Warrants expire on March 20, 2028. The New Common Warrants will not become exercisable for shares unless and until the Company takes all action necessary to increase its authorized shares of common stock to an amount sufficient to provide for the issuance of shares upon the exercise of the New Common Warrants. The New Common Warrants will be cash settled after February 28, 2026 if the Company has not increased its authorized shares of common stock.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim condensed consolidated financial statements and notes thereto included within this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto included in our 2024 Form 10-K. In addition to historical information, this Quarterly Report on Form 10-Q and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “should,” “will,” “would,” “plan,” “potential,” “project” or the negative of such words or other similar words or phrases. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to unduly rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to:

●	the risk that we continue to incur losses and might never achieve or maintain profitability;
●	the risk that we will need to raise additional capital to fund our operations and such capital may not be available to us, or if received, may not be available to us on favorable terms;
●	the risk that we may not be able to expand our business or manage our future growth effectively;
●	our ability to maintain an effective system of internal control over financial reporting;
●	the risk that delays in or not completing our product development and hydrogen plant construction goals may adversely affect our revenue and profitability;
●	the risk that we may not be able to obtain from our hydrogen suppliers a sufficient supply of hydrogen at competitive prices or the risk that we may not be able to produce hydrogen internally at competitive prices;
●	our ability to achieve the forecasted revenue and costs on the sale of our products;
●	the risk that we may not be able to convert all of our estimated future revenue into revenue and cash flows;
●	the risk that purchase orders may not ship, be commissioned or installed and/or converted to revenue, in whole or in part;
●	the risk that some or all of the recorded intangible assets and property, plant, and equipment could be subject to impairment;
●	the anticipated benefits and actual savings and costs resulting from the implementation of cost-reduction measures that include workforce reductions and limits on discretionary spending, inventory and capital expenditures;
●	the risks associated with global economic uncertainty, including the current U.S. government shut down, inflationary pressures, fluctuating interest rates, currency fluctuations, and supply chain disruptions;
●	the risk of elimination, reduction of, or changes in qualifying criteria for government subsidies and economic incentives for alternative energy products, or the nonrenewal of such subsidies and incentives;
●	the risk that the Department of Energy loan may be delayed, or that we may not be able to satisfy all of the technical, legal, environmental or financial conditions acceptable to the Department of Energy to receive the loan;
●	the risks, liabilities, and costs related to environmental, health, and safety matters;
●	the risk that our lack of extensive experience in manufacturing and marketing of certain of our products may impact our ability to manufacture and market said products on a profitable and large-scale commercial basis;
●	the risk that a sale or issuance of a significant number of shares of stock could depress the market price of our common stock;
●	the risk of dilution to our stockholders and/or impact to our stock price should we need to raise additional capital;
●	the risk that negative publicity related to our business or stock could result in a negative impact on our stock value and profitability;
●	our ability to leverage, attract and retain key personnel;
●	the risk related to increased scrutiny and changing expectations from regulators, investors, and others regarding our environmental, social and governance practices and reporting, including those related to workplace diversity, equity and inclusion;

●	the risk of increased costs associated with legal proceedings and legal compliance;
●	the risk that a loss of one or more of our major customers, or the delay in payment or the failure to pay receivables by one of our major customers, could have a material adverse effect on our financial condition;
●	the risk of potential losses related to any contract disputes;
●	the risk of potential losses related to any product liability claims;
●	the cost and timing of developing, marketing, and selling our products;
●	the risks involved with participating in joint ventures, including our ability or inability to execute our strategic growth plan through joint ventures;
●	our ability to obtain arrangements to support the sale or leasing of our products and services to customers, or our power purchase agreements with such customers;
●	the risk that we may not be able to maintain a sufficient level of liquidity to achieve our business objectives or meet our obligations;
●	the cost and availability of fuel and fueling infrastructures for our products;
●	the risk that our convertible senior notes, if settled in cash, could have a material adverse effect on our financial results;
●	the risks related to the use of flammable fuels in our products;
●	market acceptance of our products and services;
●	our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution, and servicing, and the supply of key product components;
●	the cost and availability of components and parts for our products;
●	the risk that possible new tariffs could have a material adverse effect on our business;
●	our ability to develop commercially viable products;
●	our ability to reduce product and manufacturing costs;
●	our ability to successfully market, distribute and service our products and services internationally;
●	our ability to improve system reliability for our products;
●	competitive factors, such as price competition and competition from other traditional and alternative energy companies;
●	our ability to protect our intellectual property;
●	the risks related to our operational dependency on information technology and the risk of the failure of such technology, including failure to effectively prevent, detect, and recover from security compromises or breaches, including cyber-attacks;
●	the cost of complying with current and future federal, state and international governmental regulations;
●	the risks associated with past and potential future acquisitions;
●	the risks associated with geopolitical instability, including the conflicts in the Middle East and between Russia and Ukraine as well as tensions between U.S. and China and neighboring regions; and
●	the volatility of our stock price.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks discussed in the section titled “Risk Factors” included under Part I, Item 1A, in our 2024 Form 10-K and supplemented by Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from these contained in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. These forward-looking statements speak only as of the date on which the statements were made. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

References in this Quarterly Report on Form 10-Q to “Plug,” the “Company,” “we,” “our,” or “us” refer to Plug Power Inc., including as the context requires, its subsidiaries.

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

Provision for Common Stock Warrants

On August 24, 2022, the Company issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon (“Amazon”), a warrant (the “Amazon Warrant”) to acquire up to 16,000,000 shares of the Company’s common stock, subject to certain vesting events described below under “Common Stock Transactions – Amazon Transaction Agreement in 2022.”

In 2017, in separate transactions, the Company issued a warrant to each of Amazon and Walmart to purchase up to 55,286,696 shares of the Company’s common stock, subject to certain vesting events described below under “Common Stock Transactions – Amazon Transaction Agreement in 2017” and “Common Stock Transactions – Walmart Transaction Agreement.” The Company recorded a portion of the estimated fair value of the warrants as a reduction of revenue based upon the projected number of shares of common stock expected to vest under the warrants, the proportion of purchases by Amazon, Walmart and their affiliates within the period relative to the aggregate purchase levels required for vesting of the respective warrants, and the then-current fair value of the warrants.

The amount of provision for the Amazon and Walmart warrants recorded as a reduction of revenue during the three and nine months ended September 30, 2025 and 2024, respectively, is shown in the table below (in thousands):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Sales of equipment, related infrastructure and other	$(1,083)	$(486)	$(3,320)	$(3,414)
Services performed on fuel cell systems and related infrastructure	(2,196)	(631)	(5,134)	(1,610)
Power purchase agreements	(2,291)	(1,632)	(6,649)	(4,419)
Fuel delivered to customers and related equipment	(5,296)	(3,218)	(14,362)	(6,851)
Total	$(10,866)	$(5,967)	$(29,465)	$(16,294)

Net revenue, cost of revenue, gross profit/(loss) and gross margin/(loss) during the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three months ended				Nine months ended
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin/(Loss)	Net Revenue	Revenue	Profit/(Loss)	Margin/(Loss)
For the period ended September 30, 2025
Sales of equipment, related infrastructure and other	$96,773	$171,501	$(74,728)	(77.2)%	$259,452	$363,337	$(103,885)	(40.0)%
Services performed on fuel cell systems and related infrastructure	19,742	20,083	(341)	(1.7)%	52,983	44,541	8,442	15.9%
(Benefit)/provision for loss contracts related to service	—	(4,343)	4,343	N/A	—	(6,287)	6,287	N/A
Power purchase agreements	24,604	45,573	(20,969)	(85.2)%	71,447	140,777	(69,330)	(97.0)%
Fuel delivered to customers and related equipment	35,912	64,392	(28,480)	(79.3)%	99,768	189,382	(89,614)	(89.8)%
Other	24	14	10	41.7%	1,049	440	609	58.1%
Total	$177,055	$297,220	$(120,165)	(67.9)%	$484,699	$732,190	$(247,491)	(51.1)%
For the period ended September 30, 2024
Sales of equipment, related infrastructure and other	$107,141	$149,912	$(42,771)	(39.9)%	$252,224	$414,948	$(162,724)	(64.5)%
Services performed on fuel cell systems and related infrastructure	14,148	9,086	5,062	35.8%	40,205	35,773	4,432	11.0%
(Benefit)/provision for loss contracts related to service	—	6,036	(6,036)	N/A	—	38,265	(38,265)	N/A
Power purchase agreements	20,459	51,782	(31,323)	(153.1)%	58,437	161,322	(102,885)	(176.1)%
Fuel delivered to customers and related equipment	29,791	55,538	(25,747)	(86.4)%	77,964	172,428	(94,464)	(121.2)%
Other	2,191	1,401	790	36.1%	8,514	4,963	3,551	41.7%
Total	$173,730	$273,755	$(100,025)	(57.6)%	$437,344	$827,699	$(390,355)	(89.3)%

Net Revenue

Revenue – sales of equipment, related infrastructure and other. Revenue from sales of equipment, related infrastructure and other represents sales of our GenDrive units, GenSure stationary backup power units, cryogenic delivery and storage, hydrogen liquefaction systems, electrolyzers and hydrogen fueling infrastructure (referred to at the site level as hydrogen installations). Revenue from sales of equipment, related infrastructure and other for the three months ended September 30, 2025 decreased $10.3 million, or 9.7%, to $96.8 million from $107.1 million for the three months ended September 30, 2024. Primarily contributing to the decrease in revenue was a decrease in revenue from sales of hydrogen infrastructure of $11.1 million due to volume, with no hydrogen site installations during the three months ended September 30, 2025 compared to three site installations during the three months ended September 30, 2024. Additionally, there was a decrease of $5.7 million related to the sales of engineered oil and gas equipment from the Frames acquisition due to legacy commitments being fulfilled with no new contractual commitments made. Partially offsetting these decreases in revenue, revenue from sales of electrolyzers increased $7.6 million during the three months ended September 30, 2025 primarily due to customer and product mix. Included in the changes described above, the provision for common stock warrants recorded as a reduction of revenue from sales of equipment, related infrastructure and other increased to $1.1 million for the three months ended September 30, 2025 compared to $0.5 million for the three months ended September 30, 2024.

Revenue from sales of equipment, related infrastructure and other for the nine months ended September 30, 2025 increased $7.3 million, or 2.9%, to $259.5 million from $252.2 million for the nine months ended September 30, 2024. Revenue from sales of electrolyzers increased $45.3 million during the nine months ended September 30, 2025 primarily due to an increase in volume of electrolyzer systems. In addition, the increase in revenue related to sales of fuel cell systems of $2.6 million was primarily due to an increase in volume of GenSure units sold, partially offset by a decrease in volume of GenDrive units sold, with 2,127 units sold during the nine months ended September 30, 2025 compared to 2,545 units sold during the nine months ended September 30, 2024. Partially offsetting these increases in revenue, the decrease in revenue from sales of hydrogen infrastructure of $19.4 million was primarily due to volume, with four hydrogen site installations during the nine months ended September 30, 2025 compared to 11 site installations during the nine months ended September 30, 2024. Additionally, there was a decrease of $12.5 million related to the sales of engineered oil and gas equipment from the Frames acquisition due to legacy commitments being fulfilled with no new contractual commitments made. Additionally, revenue from sales of cryogenic equipment and liquefiers decreased $8.7 million during the nine months ended September 30, 2025 primarily due to a slower rate of progress on existing liquefier projects as they near completion compared to the nine months ended September 30, 2024. Included in the changes described above, the provision for common stock warrants recorded as a reduction of revenue from sales of equipment, related infrastructure and other decreased to $3.3 million for the nine months ended September 30, 2025 compared to $3.4 million for the nine months ended September 30, 2024.

Revenue – services performed on fuel cell systems and related infrastructure. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2025 increased $5.6 million, or 39.5%, to $19.7 million from $14.1 million for the three months ended September 30, 2024. The increase in revenue from services performed on fuel cell systems and related infrastructure was primarily due volume as the average number of GenDrive units under maintenance contracts during the three months ended September 30, 2025 increased to approximately 24,000 compared to approximately 22,000 during the three months ended September 30, 2024. Included in the change described above, the provision for common stock warrants recorded as a reduction of revenue from services performed on fuel cell systems and related infrastructure increased to $2.2 million during the three months ended September 30, 2025 compared to $0.6 million during the three months ended September 30, 2024.

Revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2025 increased $12.8 million, or 31.8%, to $53.0 million from $40.2 million for the nine months ended September 30, 2024. The increase in revenue from services performed on fuel cell systems and related infrastructure was related to the increase in number of units in service and increases in service rates during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, as discussed above, coupled with an increase in service rates negotiated with certain customers during the second quarter of 2024. Included in the change described above, the provision for common stock warrants recorded as a reduction of revenue from services performed on fuel cell systems and related infrastructure increased to $5.1 million during the nine months ended September 30, 2025 compared to $1.6 million during the nine months ended September 30, 2024.

Revenue – power purchase agreements. Revenue from Power Purchase Agreements (“PPAs”) represents payments received from customers for power generated through the provision of equipment and service. Revenue from PPAs for the three months ended September 30, 2025 increased $4.1 million, or 20.3%, to $24.6 million from $20.5 million for the three months ended September 30, 2024. The increase in revenue was a result of higher pricing rates implemented during the first half of 2025, partially offset by an increase in the provision for common stock warrants. Included in the change described above, the provision for common stock warrants recorded as a reduction of revenue from PPAs increased to $2.3 million during the three months ended September 30, 2025 compared to $1.6 million during the three months ended September 30, 2024.

Revenue from PPAs for the nine months ended September 30, 2025 increased $13.0 million, or 22.3%, to $71.4 million from $58.4 million for the nine months ended September 30, 2024. The increase in revenue was a result of higher pricing rates implemented during the first half of 2025 compared to the first three quarters of 2024, partially offset by an increase in the provision for common stock warrants. Included in the change described above, the provision for common stock warrants recorded as a reduction of revenue from PPAs increased to $6.6 million during the nine months ended September 30, 2025 compared to $4.4 million during the nine months ended September 30, 2024.

Revenue – fuel delivered to customers and related equipment. Revenue from fuel delivered to customers and related equipment represents the sale of hydrogen that has been purchased by the Company from a third party or generated at our hydrogen production plants. Revenue from fuel delivered to customers and related equipment during the three months ended September 30, 2025 increased $6.1 million, or 20.5%, to $35.9 million from $29.8 million during the three months ended September 30, 2024. The increase in revenue was primarily due to an increase in volume of fuel kilograms sold during the three months ended September 30, 2025 by approximately 17.9%, partially offset by an increase in the provision for common stock warrants. Included in the change described above, the provision for common stock warrants recorded as a reduction of revenue from fuel delivered to customers and related equipment increased to $5.3 million for the three months ended September 30, 2025 compared to $3.2 million for the three months ended September 30, 2024.

Revenue from fuel delivered to customers and related equipment during the nine months ended September 30, 2025 increased $21.8 million, or 28.0%, to $99.8 million from $78.0 million during the nine months ended September 30, 2024. The increase in revenue was primarily due to increased fuel prices negotiated with certain customers during the second quarter of 2024 and an increase in volume of fuel kilograms sold during the nine months ended September 30, 2025 by approximately 16.2%, partially offset by an increase in the provision for common stock warrants. Included in the change described above, the provision for common stock warrants recorded as a reduction of revenue from fuel delivered to customers and related equipment increased to $14.4 million for the nine months ended September 30, 2025 compared to $6.9 million for the nine months ended September 30, 2024.

Cost of Revenue

Cost of revenue – sales of equipment, related infrastructure and other. Cost of revenue from sales of equipment, related infrastructure and other includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary back-up power units, cryogenic delivery and storage, hydrogen liquefaction systems, electrolyzers and hydrogen fueling infrastructure (referred to at the site level as hydrogen installations). Cost of revenue from sales of equipment, related infrastructure and other during the three months ended September 30, 2025 increased $21.6 million, or 14.4%, to $171.5 million from $149.9 million during the three months ended September 30, 2024. The increase to cost of revenue from sales of equipment, related infrastructure and other was primarily due to an increase in inventory valuation adjustments during the three months ended September 30, 2025, with $65.4 million recorded comprised of: $21.3 million related to electrolyzer stacks and systems, $20.2 million related to fuel cell systems, $17.7 million related to cryogenic equipment and liquefiers, and $6.2 million related to hydrogen infrastructure. During the three months ended September 30, 2024, the Company recorded inventory valuation adjustments of $12.3 million comprised of: $6.5 million related to electrolyzer stacks and systems, $3.4 million related to fuel cell systems, $1.1 million related to cryogenic equipment and liquefiers, and $1.3 million related to hydrogen infrastructure. The increase in inventory valuation adjustments during the three months ended September 30, 2025 was primarily due to increased excess and obsolete inventory valuation adjustments resulting from routine reviews of the Company’s inventory levels in comparison to historical and expected future consumption, partially offset by reductions in lower of cost or net realizable value adjustments during the third quarter of 2025. Management continues to actively manage inventory levels and product mix in light of current market conditions and strategic priorities. Additional inventory valuation adjustments may be required in future periods if market conditions deteriorate further or if the Company makes additional strategic decisions to exit product lines or customer segments.

Including the impact of the inventory valuation adjustments described above, the cost of revenue related to sales of cryogenic equipment and liquefiers increased by $14.8 million during the three months ended September 30, 2025 primarily due to the increase in inventory valuation adjustments, partially offset by the slower rate of progress on existing liquefier projects described above. Cost of revenue related to sales of fuel cell systems increased by $10.2 million primarily due to the increase in inventory valuation adjustments, partially offset by lower labor and overhead costs as a result of rooftop consolidations and restructuring activities. Cost of revenue related to sales of electrolyzer stacks and systems increased by $1.7 million primarily due to the increase in inventory valuation adjustments, partially offset by a decrease in direct material costs. The cost of revenue related to sales of hydrogen infrastructure decreased $3.6 million primarily due to the decrease in the number of hydrogen site installations, with no hydrogen site installations during the three months ended September 30, 2025 compared to three during the three months ended September 30, 2024, partially offset by the increase in inventory valuation adjustments. Finally, there was a decrease in cost of revenue of $1.5 million related to a decrease in sales of engineered equipment from the Frames acquisition due to legacy commitments being fulfilled with no new contractual commitments made. Gross loss generated from sales of equipment, related infrastructure and other increased to (77.2%) for the three months ended September 30, 2025 compared to (39.9%) for the three months ended September 30, 2024. The increase in gross loss was primarily due to the increase in inventory valuation adjustments described above.

Cost of revenue from sales of equipment, related infrastructure and other during the nine months ended September 30, 2025 decreased $51.6 million, or 12.4%, to $363.3 million from $414.9 million during the nine months ended September 30, 2024. Primarily contributing to the decrease in cost of revenue was a decrease in cost of revenue related to sales of fuel cell systems, a decrease in cost of revenue related to sales of hydrogen infrastructure, and lower labor and overhead costs as a result of the 2024 and 2025 rooftop consolidations and restructuring activities, partially offset by an increase in inventory valuation adjustments. During the nine months ended September 30, 2025, the Company recorded inventory valuation adjustments of $90.0 million comprised of: $33.0 million related to electrolyzer stacks and systems, $30.4 million related to fuel cell systems, $19.2 million related to cryogenic equipment and liquefiers, and $7.4 million related to hydrogen infrastructure. During the nine months ended September 30, 2024, the Company recorded inventory valuation adjustments of $64.4 million comprised of: $27.9 million related to electrolyzer stacks and systems, $29.1 million related to fuel cell systems, $3.2 million related to cryogenic equipment and liquefiers, and $4.2 million related to hydrogen infrastructure. The increase in inventory valuation adjustments during the nine months ended September 30, 2025 was primarily due to increased excess and obsolete inventory valuation adjustments resulting from routine reviews of the Company’s inventory levels in comparison to historical and expected future consumption, partially offset by reductions in lower of cost or net realizable value adjustments during the third quarter of 2025. Management continues to actively manage inventory levels and product mix in light of current market conditions and strategic priorities. Additional inventory valuation adjustments may be required in future periods if market conditions deteriorate further or if the Company makes additional strategic decisions to exit product lines or customer segments.

Including the impact of the inventory valuation adjustments described above, the cost of revenue related to sales of fuel cell systems decreased by $27.0 million primarily due to a decrease in volume of GenDrive units sold, with 2,127 units sold during the nine months ended September 30, 2025 compared to 2,545 units sold during the nine months ended September 30, 2024, as well as lower labor and overhead costs resulting from the Company's restructuring activities. The decrease in cost of revenue related to sales of fuel cell systems was partially offset by the increase in inventory valuation adjustments. The cost of revenue related to sales of hydrogen infrastructure decreased $23.0 million primarily due to the decrease in the number of hydrogen site installations, with four hydrogen site installations during the nine months ended September 30, 2025 compared to 11 during the nine months ended September 30, 2024, partially offset by the increase in inventory valuation adjustments. Additionally, there was a decrease in cost of revenue of $5.8 million related to a decrease in sales of engineered equipment from the Frames acquisition due to legacy commitments being fulfilled with no new contractual commitments made. Cost of revenue related to sales of electrolyzer stacks and systems decreased by $2.2 million primarily due to lower labor and overhead costs resulting from the Company's restructuring activities, partially offset by the increase in inventory valuation adjustments. Partially offsetting these decreases in cost of revenue, the cost of revenue related to sales of cryogenic equipment and liquefiers increased by $6.4 million during the nine months ended September 30, 2025 primarily due to the increase in inventory valuation adjustments related to cryogenic equipment and liquefiers, partially offset by the slower rate of progress on existing liquefier projects described above. Gross loss generated from sales of equipment, related infrastructure and other decreased to (40.0%) for the nine months ended September 30, 2025 compared to (64.5%) for the nine months ended September 30, 2024. The decrease in gross loss was primarily due to lower labor and overhead costs resulting from the Company's restructuring activities.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure during the three months ended September 30, 2025 increased $11.0 million, or 121.0%, to $20.1 million from $9.1 million during the three months ended September 30, 2024. The increase in cost of revenue was primarily due to the increase in volume of average number of GenDrive units described above. Additionally, there was an increase in inventory valuation adjustments related to services performed on fuel cell systems and related infrastructure, with $6.0 million recorded during the three months ended September 30, 2025 compared to $0.1 million during the three months ended September 30, 2024. The increase in inventory valuation adjustments related to services performed on fuel cell systems and related infrastructure during the three months ended September 30, 2025 was primarily due to higher excess and obsolete inventory adjustments on service-related parts due to demand of the Company’s mid-market hydrogen infrastructure offering. Gross loss increased to (1.7%) for the three months ended September 30, 2025 compared to gross margin of 35.8% for the three months ended September 30, 2024. The increase in gross loss was primarily due to an increase in inventory valuation adjustments.

Cost of revenue from services performed on fuel cell systems and related infrastructure during the nine months ended September 30, 2025 increased $8.7 million, or 24.5%, to $44.5 million from $35.8 million during the nine months ended September 30, 2024. The increase in cost of revenue was primarily due to the increase in volume of average number of GenDrive units described above. Additionally, there was an increase in inventory valuation adjustments related to services performed on fuel cell systems and related infrastructure, with $6.9 million recorded during the nine months ended September 30, 2025 compared to $0.2 million during the nine months ended September 30, 2024. The increase in inventory valuation adjustments related to services performed on fuel cell systems and related infrastructure during the nine months ended September 30, 2025 was primarily due to higher excess and obsolete inventory adjustments on service-related parts due to demand of the Company’s mid-market hydrogen infrastructure offering. Gross margin increased to 15.9% for the nine months ended September 30, 2025 compared to 11.0% for the nine months ended September 30, 2024. The increase in gross margin was primarily due to increase in service rates negotiated with certain customers.

Cost of revenue – (benefit)/provision for loss contracts related to service. The Company recorded a benefit for loss contracts related to service of $4.3 million during the three months ended September 30, 2025 compared to a provision for loss contracts related to service of $6.0 million during the three months ended September 30, 2024. The Company recorded a benefit primarily due to reductions in cost to service our GenDrive units and continued improvements.

The Company recorded a benefit for loss contracts related to service of $6.3 million during the nine months ended September 30, 2025 compared to a provision for loss contracts related to service of $38.3 million during the nine months ended September 30, 2024. The Company recorded a benefit primarily due to reductions in cost to service our GenDrive units and continued improvements.

Cost of revenue – power purchase agreements. Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment. Cost of revenue from PPAs during the three months ended September 30, 2025 decreased $6.2 million, or 12.0%, to $45.6 million from $51.8 million during the three months ended September 30, 2024. The decrease in cost was primarily due to a decrease in depreciation related to the Company’s right of use assets resulting from the Company’s annual impairment analysis conducted during the fourth quarter of 2024. Gross loss decreased to (85.2%) during the three months ended September 30, 2025 compared to (153.1%) during the three months ended September 30, 2024. The decrease in gross loss was primarily due to improved pricing and the reduction in cost described above.

Cost of revenue from PPAs during the nine months ended September 30, 2025 decreased $20.5 million, or 12.7%, to $140.8 million from $161.3 million during the nine months ended September 30, 2024. The decrease in cost was primarily due to a decrease in depreciation related to the Company’s right of use assets resulting from the Company’s annual impairment analysis conducted during the fourth quarter of 2024. Gross loss decreased to (97.0%) during the nine months ended September 30, 2025 compared to (176.1%) during the nine months ended September 30, 2024. The decrease in gross loss was primarily due to improved pricing and the reduction in cost described above.

Cost of revenue – fuel delivered to customers and related equipment. Cost of revenue from fuel delivered to customers and related equipment represents the purchase of hydrogen from suppliers and internally produced hydrogen that is ultimately sold to customers. Cost of revenue from fuel delivered to customers during the three months ended September 30, 2025 increased $8.9 million, or 15.9%, to $64.4 million from $55.5 million during the three months ended September 30, 2024. The increase in cost of revenue was primarily due to an increase in volume of fuel delivered to customers during the three months ended September 30, 2025 described above. Gross loss decreased to (79.3%) during the three months ended September 30, 2025 compared to (86.4%) during the three months ended September 30, 2024. The decrease in gross loss was primarily due to increased fuel prices negotiated with certain customers.

Cost of revenue from fuel delivered to customers during the nine months ended September 30, 2025 increased $17.0 million, or 9.8%, to $189.4 million from $172.4 million during the nine months ended September 30, 2024. The increase was primarily due to an increase in volume of fuel delivered to customers during the nine months ended September 30, 2025 described above. Gross loss decreased to (89.8%) during the nine months ended September 30, 2025 compared to (121.2%) during the nine months ended September 30, 2024. The decrease in gross loss was primarily due to increased fuel prices negotiated with certain customers.

Expenses

Research and development. Research and development expenses include: materials to build development and prototype units, cash and non-cash stock compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities. Research and development expense for the three months ended September 30, 2025 decreased $3.6 million, or 18.2%, to $16.1 million from $19.7 million for the three months ended September 30, 2024. The decrease was primarily related to headcount reductions related to the 2025 Restructuring Plan, a decrease in stock compensation and a decrease in system and component materials.

Research and development expense for the nine months ended September 30, 2025 decreased $18.2 million, or 28.6%, to $45.7 million from $63.9 million for the nine months ended September 30, 2024. The decrease was primarily related to headcount reductions related to the 2025 Restructuring Plan, a decrease in stock compensation and a decrease in system and component materials.

Selling, general and administrative. Selling, general and administrative expenses include cash and non-cash stock compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services. Selling, general and administrative expenses for the three months ended September 30, 2025 increased $19.0 million, or 20.8%, to $110.6 million from $91.6 million for the three months ended September 30, 2024. The increase was primarily due to an increase in contract renegotiation costs of $28.3 million, partially offset by a decrease in stock compensation of $10.0 million.

Selling, general and administrative expenses for the nine months ended September 30, 2025 increased $24.6 million, or 9.7%, to $279.3 million from $254.7 million for the nine months ended September 30, 2024. The increase was primarily due to an increase in contract renegotiation costs of $40.3 million, partially offset by a decrease in stock compensation of $20.4 million.

Restructuring. Expenses related to restructuring activities for the three months ended September 30, 2025 increased $5.0 million, or 973.7%, to $5.5 million from $0.5 million for the three months ended September 30, 2024. The increase was due to severance and benefits related to the 2025 Restructuring Plan, which impacted more employees than the 2024 Restructuring Plan.

Expenses related to restructuring activities for the nine months ended September 30, 2025 increased $17.4 million, or 214.4%, to $25.6 million from $8.2 million for the nine months ended September 30, 2024. The increase was due to severance and benefits related to the 2025 Restructuring Plan, which impacted more employees than the 2024 Restructuring Plan.

Impairment. Impairment for the three months ended September 30, 2025 increased $93.3 million, or 2,230.3%, to $97.5 million from $4.2 million for the three months ended September 30, 2024. The increase was primarily related to the Company recording impairment charges of $50.0 million related to the Company’s property, plant and equipment during the three months ended September 30, 2025. In addition, the Company recorded impairment charges of $28.1 million related to the inability to collect the contract consideration from certain customer contracts during the three months ended September 30, 2025. Please refer to Note 2, “Summary of Significant Accounting Policies,” for further information.

Impairment for the nine months ended September 30, 2025 increased $110.8 million, or 1,317.9%, to $119.2 million from $8.4 million for the nine months ended September 30, 2024. The increase was primarily related to the Company recording impairment charges of $60.5 million related to the Company’s property, plant and equipment during the nine months ended September 30, 2025. In addition, the Company recorded impairment charges of $28.1 million related to the inability to collect the contract consideration from certain customer contracts during the nine months ended September 30, 2025. Finally, the Company recorded impairment charges related to the strategic exit of material handling investments at customer sites impacting equipment related to PPAs and fuel delivered to customers of $11.2 million during the nine months ended September 30, 2025. Please refer to Note 2, “Summary of Significant Accounting Policies,” for further information.

Change in fair value of contingent consideration. The change in fair value of contingent consideration is related to earn-outs for the Joule Processing LLC (“Joule”) and Frames Holding B.V. (“Frames”) acquisitions. The change in fair value of contingent consideration for the three months ended September 30, 2025 and 2024 was ($1.1) million and $0.1 million, respectively.

The change in fair value of contingent consideration for the nine months ended September 30, 2025 and 2024 was ($13.1) million and ($5.3) million, respectively. The decrease was primarily due to a decrease in the fair value of contingent consideration for Joule’s earn-out of $10.8 million during the nine months ended September 30, 2025 compared to a decrease of $5.5 million during the nine months ended September 30, 2024 due to further changes in management assumptions.

Interest income. Interest income primarily consists of income generated by our investment holdings, restricted cash escrow accounts, and money market accounts. Interest income for the three months ended September 30, 2025 decreased $3.1 million compared to the three months ended September 30, 2024. The decrease was primarily due to the decrease in the Company’s average restricted cash balance during the third quarter of 2025.

Interest income for the nine months ended September 30, 2025 decreased $9.2 million compared to the nine months ended September 30, 2024. The decrease was primarily due to the decrease in the Company’s average restricted cash balance during the first three quarters of 2025.

Interest expense. Interest expense consists of interest expense related to our long-term debt, convertible debt instruments, obligations under finance leases and our finance obligations. Interest expense for the three months ended September 30, 2025 increased $7.4 million compared to the three months ended September 30, 2024. The increase was primarily due to interest expense incurred related to the 15.00% Secured Debenture, which was entered into during the second quarter of 2025.

Interest expense for the nine months ended September 30, 2025 increased $13.9 million compared to the nine months ended September 30, 2024. The increase was primarily due to interest expense incurred related to the 6.00% Convertible Debenture, which was entered into during the fourth quarter of 2024, as well as the 15.00% Secured Debenture noted above.

Other income/(expense), net. Other income/(expense), net primarily consists of gains and losses related to energy contracts and foreign currency transactions. Other income, net during the three months ended September 30, 2025 decreased to $3.5 million compared to $15.5 million during the three months ended September 30, 2024. The decrease was primarily due to a decrease in foreign currency transaction gains during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Other income/(expense), net during the nine months ended September 30, 2025 increased $8.1 million to other income, net of $8.6 million compared to other expense, net of $0.6 million during the nine months ended September 30, 2024. The increase was primarily due to an increase in foreign currency transaction gains as well as a decrease in losses related to energy contracts during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Loss on extinguishment of convertible debt instruments and debt. Loss on extinguishment of convertible debt instruments and debt consists of losses that arise from retirement of the Company’s convertible debenture, convertible senior notes and debt before maturity. During the three months ended September 30, 2025 and 2024, the Company had loss on extinguishment of convertible debt instruments and debt of $0.

During the nine months ended September 30, 2025, the Company had loss on extinguishment of convertible debt instruments and debt of $9.1 million as compared to loss on extinguishment of convertible debt instruments and debt of

$14.0 million for the nine months ended September 30, 2024. The losses during the first three quarters of 2025 were driven by the difference between the carrying amount of the 6.00% Convertible Debenture and principal settled in cash and premium costs on the 6.00% Convertible Debenture principal settled in cash. The losses during the first half of 2024 were driven by the exchange of $138.8 million in aggregate principal amount of the Company’s 3.75% Convertible Senior Notes for $140.4 million in aggregate principal amount of the Company’s 7.00% Convertible Senior Notes.

Change in fair value of convertible debenture. Change in fair value of convertible debenture consists of gains/(losses) that arise from the changes in fair value of the Company’s 6.00% Convertible Debenture. During the three and nine months ended September 30, 2025, the Company recorded a change in fair value of convertible debenture of $0 and $1.9 million, respectively, compared to a change in fair value of convertible debenture of $0 for the three and nine months ended September 30, 2024 as the 6.00% Convertible Debenture originated during the fourth quarter of 2024 and was fully paid off during the second quarter of 2025.

Change in fair value of debt. Change in fair value of debt consists of gains/(losses) that arise from the changes in fair value of the Company’s 15.00% Secured Debenture. During the three and nine months ended September 30, 2025, the Company recorded a change in fair value of debt of ($2.7) million and ($6.1) million, respectively, compared to a change in fair value of debt of $0 for the three and nine months ended September 30, 2024 as the 15.00% Secured Debenture originated during the second quarter of 2025.

Loss on equity method investments. Loss on equity method investments consists of our interest in AccionaPlug S.L., which is our 50/50 joint venture with Acciona Generación Renovable, S.A., SK Plug Hyverse, which is our 49/51 joint venture with SK Innovation Co., Ltd, successor in interest to SK E&S Co., Ltd., and Clean H2 Infra Fund. For the three months ended September 30, 2025, the Company recorded a loss of $3.3 million on equity method investments compared to a loss of $8.7 million for the three months ended September 30, 2024. The decrease in loss on equity method investments was primarily due to the Company recording no losses related to HyVia during the three months ended September 30, 2025 as the joint venture entered into receivership proceedings during the fourth quarter of 2024.

For the nine months ended September 30, 2025, the Company recorded a loss of $51.5 million on equity method investments compared to a loss of $29.0 million for the nine months ended September 30, 2024. The increase in loss on equity method investments was primarily due to the Company recording an other-than-temporary impairment loss of $42.5 million related to the Company’s investment in one of its equity method investments due to a decline in market conditions during the second quarter of 2025. The increase in loss on equity method investments was partially offset by the Company recording no losses related to HyVia during the nine months ended September 30, 2025 as the joint venture entered into receivership proceedings during the fourth quarter of 2024.

Income Taxes

The Company recorded $0.1 million and $0.1 million of income tax expense during the three months ended September 30, 2025 and 2024, respectively. The Company recorded $0.1 million of income tax expense and $0.1 million of income tax benefit during the nine months ended September 30, 2025 and 2024, respectively. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets in the U.S., which remain fully reserved. With the exception of a few service entities mainly in Europe, all domestic and foreign deferred tax assets are offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes permanent extensions of certain provisions of the Tax Cuts and Jobs Act of 2017, modifies various federal clean energy tax provisions of the Inflation Reduction Act of 2022 (the “IRA”) and includes the allowance of immediate expensing of qualifying research and development expenses incurred in the United States. The most significant impacts of the OBBBA to the Company are related to Section 45V Credit for Production of Clean Hydrogen, which will be available for clean hydrogen facilities beginning construction before January 1, 2028 and the Section 48E Investment Tax Credit which provides for a 30% investment tax credit for “qualified fuel cell property” from 2026 to 2032. As of September 30, 2025, the impact was not material to the Company's income tax expense.

Liquidity and Capital Resources

A summary of our consolidated sources and uses of cash, cash equivalents and restricted cash was as follows (in thousands):

	Nine months ended
	September 30, 2025	September 30, 2024
Net cash (used in)/provided by:
Operating activities	$(387,192)	$(597,402)
Investing activities	(117,708)	(358,529)
Financing activities	313,084	779,175

Operating Activities

The net cash used in operating activities during the nine months ended September 30, 2025 and 2024 was $387.2 million and $597.4 million, respectively. The decrease in net cash used in operating activities was primarily due to an increase in cash provided by inventory, prepaid expenses and other assets and accounts payable, accrued expenses, and other liabilities as well as a decrease in cash used by deferred revenue and other contract liabilities. Those changes were partially offset by a decrease in cash provided by accounts receivable and an increase in cash used by contract assets and payments of operating lease liabilities.

Investing Activities

The net cash used in investing activities during the nine months ended September 30, 2025 and 2024 was $117.7 million and $358.5 million, respectively. The decrease in net cash used in investing activities was primarily due to a decrease in purchases of property, plant and equipment as well as a decrease in contributions to equity method investments during the nine months ended September 30, 2025.

Financing Activities

The net cash provided by financing activities during the nine months ended September 30, 2025 and 2024 was $313.1 million and $779.2 million, respectively. The decrease in cash provided by financing activities was primarily driven by a decrease in proceeds from public and private offerings and an increase in principal payments on convertible debentures, partially offset by an increase in proceeds from debt issuance.

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of approximately $363.5 million and $211.2 million during the three months ended September 30, 2025 and 2024, respectively. The Company incurred net losses of approximately $789.1 million and $769.3 million during the nine months ended September 30, 2025 and 2024, respectively. The Company’s working capital was $288.4 million as of September 30, 2025, which included unrestricted cash and cash equivalents of $165.9 million and current restricted cash of $189.3 million, and the Company had an accumulated deficit of $7.4 billion.

The future use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of our resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of capital, market conditions could adversely impact our ability to do so at that time and at terms favorable to the Company.

The Company has an “at-the-market” equity offering program with B. Riley Securities, Inc. (“B. Riley”) pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion under a sales agreement. On August 15, 2025, the Company and B. Riley amended the “at-the-market” equity offering program to extend the term. The

“at-the-market” equity offering program will terminate upon the earliest of (a) August 15, 2027 with respect to principal and agency transactions, (b) the sale of all shares of common stock under the program or (c) termination of the sales agreement. On September 29, 2025, the Company and B. Riley amended the “at-the-market” equity offering program to add Yorkville Securities, LLC (“Yorkville”) as an additional sales agent and/or principal through which the Company may offer and sell shares pursuant to the “at-the-market” equity offering program. During the three months ended September 30, 2025, the Company sold 29,419,352 shares of common stock at a weighted-average sales price of $1.60 per share for gross proceeds of $47.2 million with related issuance costs of $0.8 million. During the nine months ended September 30, 2025, the Company sold 34,573,529 shares of common stock at a weighted-average sales price of $1.62 per share for gross proceeds of $55.9 million with related issuance costs of $1.0 million through the “at-the-market” equity offering program. As of September 30, 2025, the Company had $944.1 million of aggregate gross sales price of shares available to be sold under the “at-the-market” equity offering program.

The Company has also entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, pursuant to which the Company has the right, at its option, to sell to Yorkville up to $1.0 billion in the aggregate gross sales price of its common stock, subject to certain limitations and conditions set forth therein. The Company has the right, but not the obligation, from time to time at its sole discretion to direct Yorkville to purchase directly from the Company up to $10.0 million in the aggregate gross sales price of its common stock on any trading day. The SEPA expires on February 10, 2027. During the three and nine months ended September 30, 2025, the Company sold no shares of common stock pursuant to the SEPA.

On March 20, 2025, the Company sold 46,500,000 shares of its common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 138,930,464 shares of its common stock and accompanying warrants (the “Common Warrants”) to purchase 185,430,464 shares of its common stock in a registered direct offering pursuant to an underwriting agreement with several underwriters. The Company received net proceeds from the offering of $267.5 million, after deducting the underwriting discount and related expenses and excluding the proceeds, if any, from the exercise of the warrants. On October 8, 2025, the Company entered into a warrant inducement agreement with the holder of the Common Warrants and received net proceeds from the transaction, after deducting transaction expenses and fees, of $355.1 million. Please refer to Note 21, “Subsequent Events,” for further information.

On May 5, 2025, the Company issued the initial tranche of secured debentures (the “15.00% Secured Debenture”) in the aggregate principal amount of $210.0 million pursuant to the Secured Debenture Purchase Agreement (the “Secured Debenture Purchase Agreement”) with Yorkville for a purchase price of $199.5 million. Under the Secured Debenture Purchase Agreement, Yorkville is committed to purchase a second tranche of secured debentures in an aggregate principal amount of up to $105.0 million for a purchase price of $99.8 million subject to the satisfaction of the closing conditions set forth therein. On September 30, 2025, the Company issued a portion of the second tranche of the 15.00% Secured Debenture in the aggregate principal amount of $52.5 million pursuant to the Secured Debenture Purchase Agreement with Yorkville for a purchase price of $49.9 million. All secured debentures issued under the Secured Debenture Purchase Agreement incur interest at a rate of 15% per annum, which interest will increase to 25% per annum upon the occurrence of an Event of Default (as defined in the Secured Debenture Purchase Agreement) for so long as such event remains uncured and unwaived.

On July 8, 2025, the Company issued to Yorkville a warrant to purchase 31,500,000 shares of common stock (“15.00% Secured Debenture Warrant”) with an exercise price of $1.37 per share. During the three months ended September 30, 2025, Yorkville exercised a portion of the 15.00% Secured Debenture Warrant for 21,500,000 shares of the Company’s common stock for proceeds of $29.5 million.

The Company believes that its working capital, cash position and restricted cash to be released over the next 12 months, together with other key assumptions, support the Company’s conclusion that it has sufficient capital to fund its on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited interim condensed consolidated financial statements. Key assumptions are based on factors such as forecasted sales and costs, amortization requirements of the Company’s finance obligations, the Company’s right to direct B. Riley and Yorkville to purchase shares from the Company under the “at-the-market” equity offering program, the Company’s right to direct Yorkville to purchase shares from the Company under the SEPA, the Company’s ability to access sufficient shares by implementing a reverse stock split, which was approved by its stockholders at the Company’s annual meeting of stockholders on July 3, 2025, and the Company’s ability to access additional debt pursuant to the Secured Debenture Purchase Agreement with Yorkville.

The Company’s significant obligations consisted of the following as of September 30, 2025:

(i)	Operating and finance leases totaling $279.5 million and $34.9 million, respectively, of which $70.2 million and $14.7 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers.

(ii)	Finance obligations totaling $289.0 million, of which approximately $78.8 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions.

(iii)	Long-term debt totaling $244.1 million, of which $121.7 million is due within the next twelve months. See Note 8, “Long-Term Debt,” for more details.

(iv)	Convertible debt instruments totaling $144.0 million, of which all $144.0 million is due within the next twelve months. See Note 9, “Convertible Debt Instruments,” for more details.

(v)	Future payments under non-cancellable unconditional purchase obligations with a remaining term in excess of one year totaling $109.6 million, of which $25.6 million is due within the next 12 months. See Note 16, “Commitments and Contingencies,” for more details.

(vi)	Contingent consideration with an estimated fair value of approximately $36.6 million, of which $18.7 million is due within the next 12 months. See Note 7, “Fair Value Measurements,” for more details.

Public and Private Offerings of Equity and Debt

15.00% Secured Debenture Warrant

On July 8, 2025, the Company issued to Yorkville the 15.00% Secured Debenture Warrant to purchase 31,500,000 shares of common stock with an exercise price of $1.37 per share. As discussed in Note 8, “Long-Term Debt,” on the date of the funding of the initial tranche of the 15.00% Secured Debenture, the Company recorded the 15.00% Secured Debenture Warrant to equity at a fair value of $6.1 million. The 15.00% Secured Debenture Warrant was accounted for as permanent equity in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), and was recorded at fair value at inception. The fair value of the warrant was determined using a Black-Scholes Option pricing model, with each scenario weighted based on the probability the warrant will become issuable. The 15.00% Secured Debenture Warrant was recorded to equity at the fair value of $6.1 million on the date of the funding of the initial tranche of the 15.00% Secured Debenture under the Secured Debenture Purchase Agreement.

The assumptions used to calculate the valuation of the 15.00% Secured Debenture Warrant as of May 5, 2025 were as follows:

May 5, 2025
Risk-free interest rate	3.71%
Volatility	70.00%
Expected average term (years)	3.00
Exercise price	$0.79
Stock price	$0.79

The fair value per share of the 15.00% Secured Debenture Warrant as of May 5, 2025 was approximately $0.19.

During the three months ended September 30, 2025, Yorkville exercised a portion of the 15.00% Secured Debenture Warrant for 21,500,000 shares of the Company’s common stock for net proceeds of $29.5 million.

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

During the second quarter of 2025, the Pre-Funded Warrants were exercised for 138,930,464 shares of common stock at an exercise price of $0.001 per share for total proceeds of $0.1 million.

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

On October 8, 2025, the Company entered into a warrant inducement agreement with the holder of the Common Warrants. Please refer to Note 21, “Subsequent Events,” for further information.

“At-the-Market” Equity Offering Program

On January 17, 2024, the Company entered into the At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley, pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion. On February 23, 2024 and November 7, 2024, the Company and B. Riley amended the ATM Sales Agreement to, among other things, increase the aggregate offering price of shares of common stock available for issuance under the program to $1.0 billion. On August 15, 2025, the Company and B. Riley amended the ATM Sales Agreement to extend the term to August 15, 2027. On September 29, 2025, the Company and B. Riley amended the “at-the-market” equity offering program to add Yorkville as an additional sales agent and/or principal through which the Company may offer and sell shares pursuant to the “at-the-market” equity offering program. During the three months ended September 30, 2025, the Company sold 29,419,352 shares of common stock at a weighted-average sales price of $1.60 per share for gross proceeds of $47.2 million with related issuance costs of $0.8 million. During the nine months ended September 30, 2025, the Company sold 34,573,529 shares of common stock at a weighted-average sales price of $1.62 per share for gross proceeds of $55.9 million with related issuance costs of $1.0 million through the “at-the-market” equity offering program. As of September 30, 2025, the Company had $944.1 million of aggregate gross sales price of shares available to be sold under the “at-the-market” equity offering program.

15.00% Secured Debenture

On May 5, 2025, the Company issued the initial tranche of the 15.00% Secured Debenture in the aggregate principal amount of $210.0 million pursuant to the Secured Debenture Purchase Agreement with Yorkville for a purchase price of $199.5 million with a discount of $10.5 million. The 15.00% Secured Debenture was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The initial tranche of the 15.00% Secured Debenture is subject to an amortization schedule which is scheduled to result in payment in full on April 30, 2027; however, Yorkville is permitted to defer amortization payments under the Secured Debenture Purchase Agreement, in which case such deferred amortization payments will be paid on the final maturity date of May 1, 2028. Under the Secured Debenture Purchase Agreement, Yorkville is committed to purchase a second tranche of the 15.00% Secured Debenture in an aggregate principal amount of up to $105.0 million for a purchase price of $99.8 million subject to the satisfaction of the closing conditions set forth therein, which expires on May 6, 2026. The Secured Debenture Purchase Agreement also permits the Company to sell to Yorkville a third uncommitted tranche of the 15.00% Secured Debenture in an aggregate principal amount of up to $210.0 million, subject to the satisfaction of the closing conditions set forth therein.

On September 30, 2025, the Company issued a portion of the second tranche of the 15.00% Secured Debenture in the aggregate principal amount of $52.5 million pursuant to the Secured Debenture Purchase Agreement with Yorkville for a purchase price of $49.9 million with a discount of $2.6 million. The second tranche of the 15.00% Secured Debenture is subject to an amortization schedule which is scheduled to result in payment in full on September 30, 2026; however, Yorkville is permitted to defer amortization payments under the Secured Debenture Purchase Agreement, in which case such deferred amortization payments will be paid on the final maturity date of May 1, 2028.

All secured debentures issued under the Secured Debenture Purchase Agreement incur interest at a rate of 15% per annum, which interest will increase to 25% per annum upon the occurrence of an Event of Default (as defined in the Secured Debenture Purchase Agreement) for so long as such event remains uncured and unwaived.

The following table shows change in the carrying amount of the 15.00% Secured Debenture during the nine months ended September 30, 2025 (in thousands):

Fair value of principal received at issuance	$193,431
Change in fair value of debt	3,408
Amortization of discount	1,022
Ending balance as of June 30, 2025	$197,861
Fair value of principal received at issuance	49,875
Change in fair value of debt	2,719
Amortization of discount	1,814
Principal payments	(10,666)
Ending balance as of September 30, 2025	$241,603

As of September 30, 2025, the 15.00% Secured Debenture was comprised of the current portion of long-term debt and long-term debt of $120.6 million and $121.0 million, respectively, on the unaudited condensed consolidated balance sheet. Within the current portion of long-term debt and long-term debt on the unaudited condensed consolidated balance sheet, $1.1 million and $1.3 million was related to other debt as of September 30, 2025, respectively.

As of September 30, 2025, the outstanding principal on the debt was $251.8 million and was due monthly during each of the following years ended (in thousands):

December 31, 2025	33,788
December 31, 2026	149,045
December 31, 2027	69,000
Total outstanding principal	$251,833

The following table summarizes the total interest expense and effective interest rate related to the 15.00% Secured Debenture during the three and nine months ended September 30, 2025 (in thousands, except for the effective interest rate):

	Three months ended	Nine months ended
	September 30, 2025	September 30, 2025
Interest expense	$7,762	$12,681
Amortization of discount	1,815	2,837
Total	$9,577	$15,518
Effective interest rate	19.2%	19.2%

As of September 30, 2025, the Company was in compliance with all debt covenants associated with the 15.00% Secured Debenture.

6.00% Convertible Debenture

On November 11, 2024, the Company entered into the Debenture Purchase Agreement pursuant to which the Company issued to Yorkville the 6.00% Convertible Debenture in exchange for the payment of $190.0 million. The 6.00% Convertible Debenture was issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act. The 6.00% Convertible Debenture ranked pari passu in right of payment with all other outstanding and future senior indebtedness of the Company. The 6.00% Convertible Debenture was fully settled during the second quarter of 2025.

The Company incurred losses on extinguishment of convertible debt instruments and debt of $9.1 million during the nine months ended September 30, 2025.

7.00% Convertible Senior Notes

As of September 30, 2025 and December 2024, the 7.00% Convertible Senior Notes due June 1, 2026 (the “7.00% Convertible Senior Notes”) consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Principal amounts:
Principal	$140,396	$140,396
Unamortized debt premium, net of offering costs(1)	3,588	7,514
Net carrying amount	$143,984	$147,910
(1)	Included in the unaudited interim condensed consolidated balance sheets within convertible debt instruments, net and amortized over the remaining life of the notes using the effective interest rate method.

As of September 30, 2025, the 7.00% Convertible Senior Notes were recorded in the current portion of convertible debt instruments, net in the unaudited interim condensed balance sheet.

The following table summarizes the total interest expense and effective interest rate related to the 7.00% Convertible Senior Notes during the three and nine months ended September 30, 2025 and 2024 (in thousands, except for the effective interest rate):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$2,477	$2,478	$7,364	$5,224
Amortization of premium	(1,334)	(1,308)	(3,926)	(2,781)
Total	$1,143	$1,170	$3,438	$2,443
Effective interest rate	3.0%	3.0%	3.0%	3.0%

There were no conversions of the 7.00% Convertible Senior Notes during the three and nine months ended September 30, 2025 and 2024. The estimated fair value of the 7.00% Convertible Senior Notes as of September 30, 2025 and December 31, 2024 was approximately $137.1 million and $112.5 million. The fair value estimation was Level 2 as it was primarily based on a quoted price in an active market.

As of September 30, 2025, the Company was in compliance with all debt covenants associated with the 7.00% Convertible Senior Notes.

3.75% Convertible Senior Notes

During the nine months ended September 30, 2025, the Company paid cash of $59.6 million, which included $58.5 million to retire the remaining outstanding principal and $1.1 million to pay the accrued interest, on the 3.75% Convertible Senior Notes.

Common Stock Transactions

Amazon Transaction Agreement in 2022

As of September 30, 2025 and December 31, 2024, the balance of the contract asset related to the warrant was $31.2 million and $33.2 million, respectively, which was recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, 3,500,000 and 3,000,000 of the shares related to the warrant had vested, respectively, and none of the shares had been exercised. During the three and nine months ended September 30, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended September 30, 2025 and 2024 was $5.0 million and $2.0 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the nine months ended September 30, 2025 and 2024 was $11.8 million and $4.4 million, respectively.

Amazon Transaction Agreement in 2017

As of September 30, 2025 and December 31, 2024, all 55,286,696 of the shares related to the warrant had vested and the warrant was exercised with respect to 34,917,912 shares of the Company’s common stock. During the three and nine months ended September 30, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended September 30, 2025 and 2024 was $0.1 million and $0.1 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the nine months ended September 30, 2025 and 2024 was $0.3 million and $0.3 million, respectively.

Walmart Transaction Agreement

As of September 30, 2025 and December 31, 2024, the balance of the contract asset related to the warrant was $1.2 million and $2.6 million, respectively, which was recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, 45,102,304 and 40,010,108 of the shares related to the warrant had vested, respectively, and the warrant was exercised with respect to 13,094,217 shares of the Company’s common stock. During the three and nine months ended September 30, 2025 and 2024, there were no exercises with respect to the shares related to the warrant. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the three months ended September 30, 2025 and 2024 was $5.8 million and $3.9 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the warrant during the nine months ended September 30, 2025 and 2024 was $17.4 million and $11.6 million, respectively.

Restricted Cash

In connection with certain of the noted sale/leaseback agreements, cash of $383.8 million and $476.2 million was required to be restricted as security as of September 30, 2025 and December 31, 2024, respectively, which will be released over the lease term. As of September 30, 2025 and December 31, 2024, the Company also had certain letters of credit backed by security deposits totaling $214.1 million and $276.4 million, respectively, of which $183.4 million and $242.7 million are security for the noted sale/leaseback agreements, respectively, and $30.7 million and $33.7 million are letters of credit related to customs and other transactions, respectively.

As of September 30, 2025 and December 31, 2024, the Company had $80.0 million and $73.7 million, respectively, held in escrow related to the construction of certain hydrogen production plants.

The Company also had $0 and $1.2 million of consideration held by our paying agent in connection with the Joule acquisition reported as restricted cash as of September 30, 2025 and December 31, 2024, respectively, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheets. Additionally, the Company had $5.2 million and $7.4 million in restricted cash as collateral resulting from the Frames acquisition as of September 30, 2025 and December 31, 2024, respectively, with a corresponding accrued liability on the Company’s unaudited interim condensed consolidated balance sheets.

Impairment

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is assessed by comparing the carrying value of such assets to the estimated undiscounted future cash flows expected to result from their use and eventual disposition. If the carrying value exceeds the undiscounted cash flows, an impairment loss is recognized to the extent the carrying value exceeds the estimated fair value.

As disclosed in the 2024 Form 10-K, if circumstances require a long-lived asset or asset group to be tested for impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated, undiscounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service, the asset will be used in the Company’s operations, and (iii) estimated residual values. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

During 2025, events and circumstances indicated that long-lived assets for certain asset groups were impaired. As a result, management continues to closely monitor the results of the Company’s asset groups including the status of hydrogen projects in development and related sources of funding (for example, the Company’s loan program with the Department of Energy), recent trends in our business, and our liquidity, in addition to operational initiatives and macroeconomic conditions that may affect the recoverability of the Company’s long-lived assets. As such, the current performance of the Company’s operations introduces an elevated risk for impairment for our long-lived assets. If the Company does not achieve anticipated improvements in cash flows, additional impairment charges could be required in future periods which could be material to the Company’s unaudited condensed consolidated financial statements.

Guarantee

On May 30, 2023, HyVia entered into a government grant agreement with Bpifrance. During the third quarter of 2025, a court determined that the Company was no longer liable for the guarantee. During the three months ended September 30, 2025, the Company released the liability related to this guarantee.

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

Future payments under non-cancellable unconditional purchase obligations with a remaining term in excess of one year as of September 30, 2025 were as follows (in thousands):

Remainder of 2025	2,006
2026	31,451
2027	36,577
2028	39,555
2029	—
2030 and thereafter	—
Total	109,589

During the third quarter of 2025, the Company finalized the renegotiation of a supplier arrangement that previously contained minimum purchase requirements. In connection with the negotiations, the Company modified its unconditional purchase obligation and recorded a liability of $20.2 million in contingent consideration, loss accrual for service contracts, and other current liabilities and $20.1 million in contingent consideration, loss accrual for service contracts, and other liabilities in the unaudited interim condensed consolidated balance sheets as of September 30, 2025. The Company recorded a $12.0 million liability during the first half of 2025 related to initial negotiations of the same supplier arrangement. During the three and nine months ended September 30, 2025, the Company recorded $28.3 million and $40.3 million in selling, general and administrative expenses in the unaudited interim condensed consolidated statements of operations, respectively.

Restructuring

In March 2025, the Company announced the 2025 Restructuring Plan, which included initiatives to reduce our workforce, realign the Company’s manufacturing footprint and streamline the organization to enhance operational efficiency and improve overall liquidity. We began executing the 2025 Restructuring Plan in March 2025 and expect the 2025 Restructuring Plan to be substantially completed in the fourth quarter of 2025, subject to local law and consultation requirements.

In February 2024, the Company announced a restructuring plan (the “2024 Restructuring Plan”). The 2024 Restructuring Plan included strategic moves to enhance our financial performance and ensure long-term value creation in a competitive market. We began executing the 2024 Restructuring Plan in February 2024 and it was effectively completed during the fourth quarter of 2024.

During the three months ended September 30, 2025 and 2024, the Company incurred $5.5 million and $0.6 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, the Company incurred $25.6 million and $8.2 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. The following table reflects the category of restructuring charges incurred during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Employee severance and benefit arrangements	$1,251	$123	$19,497	$6,918
Legal and professional fees	57	391	272	1,236
Lease and contract termination costs	4,211	—	5,868	—
Total restructuring charges	$5,519	$514	$25,637	$8,154

The accrued restructuring balances as of September 30, 2025 and December 31, 2024 were recorded in the accrued expenses financial statement line item in the unaudited interim condensed consolidated balance sheets. Restructuring activities related to the 2025 and 2024 Restructuring Plans were as follows (in thousands):

	2025 Restructuring Plan	2024 Restructuring Plan
Accrued balance as of December 31, 2024	$—	$129
Accruals and adjustments	17,150	4
Cash payments	(1,397)	—
Accrued balance as of March 31, 2025	$15,753	$133
Accruals and adjustments	2,983	(19)
Cash payments	(14,104)	—
Accrued balance as of June 30, 2025	$4,632	$114
Accruals and adjustments	5,519	—
Right of use asset impairment	(3,936)	—
Cash payments	(4,387)	—
Accrued balance as of September 30, 2025	$1,828	$114

As of September 30, 2025, total accrued expenses related to restructuring activities were comprised of (1) $1.6 million of employee severance and benefit arrangements and (2) $0.2 million of legal and professional services costs.

We estimate that we will incur future restructuring costs of $0.2 million related to employee severance and benefit arrangements during the fourth quarter of 2025. In addition, we expect to incur future restructuring costs of $1.2 million related to facility exit costs during the fourth quarter of 2025. The actual timing and amount of such costs associated may differ from our current expectations and estimates and such differences may be material.

Loss Accrual

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for sales of equipment, related infrastructure and other that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts (in thousands):

	Nine months ended	Year ended
	September 30, 2025	December 31, 2024
Beginning balance	$134,356	$137,853
(Benefit)/provision for loss accrual	(5,928)	45,226
Releases to service cost of sales	(33,814)	(51,578)
(Decrease)/increase to loss accrual related to customer warrants	(359)	3,313
Foreign currency translation adjustment	967	(458)
Ending balance	$95,222	$134,356

The Company recorded a benefit for loss accrual during the nine months ended September 30, 2025 primarily due to reductions in cost to service our GenDrive units and continued improvements.

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In July 2025, Accounting Standards Update 2025-05 (“ASU 2025-05”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, was issued to address challenges encountered when applying the guidance in Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This standard introduces a practical expedient for entities that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2025 with early adoption permitted. The Company has not yet adopted ASU 2025-05 and is still evaluating the impact of the adoption on its unaudited interim condensed consolidated financial statements.

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

Other than the accounting standards mentioned above and in our 2024 Form 10-K, all issued but not yet effective accounting and reporting standards as of September 30, 2025 are either not applicable to the Company or are not expected to have a material impact on the Company.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no material change from the information provided in the Company’s 2024 Form 10-K under the section titled Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 16, “Commitments and Contingencies,” within Item 1 of this Quarterly Report on Form 10-Q for a discussion regarding material legal proceedings.

Except as otherwise noted, there have been no material developments in legal proceedings. For previously reported information about legal proceedings, refer to Note 23, “Commitments and Contingencies,” of the notes to the Company’s consolidated financial statements in the 2024 Form 10-K.

Item 1A – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the Company’s business, financial condition or future results discussed in the Company’s 2024 Form 10-K in Part I, Item 1A “Risk Factors” and the Company’s Form 10-Q for the quarter ended March 31, 2025 in Part II, Item 1A “Risk Factors.” The risks described in the 2024 Form 10-K and the Form 10-Q for the quarter ended March 31, 2025 are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. As a supplement to the risk factors identified in the 2024 Form 10-K and the Form 10-Q for the quarter ended March 31, 2025, below we have set forth an updated risk factor. Other than as provided below, there have been no material changes to the risk factors identified in the 2024 Form 10-K and the Form 10-Q for the quarter ended March 31, 2025.

Our decision to temporarily suspend activities related to the DOE loan program could adversely affect our access to low-cost capital, delay project execution, and expose us to potential termination or modification of the DOE loan guarantee.

On January 16, 2025, the DOE agreed to arrange a multi-draw term-loan facility to finance the development, construction, and ownership of up to six green-hydrogen production facilities. Our ability to receive advances under the DOE loan remains subject to technical, legal, environmental, and financial conditions and achievement of specific milestones, which may not be achieved when anticipated or at all.

In November 2025, we elected to temporarily suspend activities related to the DOE loan program while we evaluate our optimal reallocation of capital, including projects previously contemplated in New York and Texas. This suspension, although intended to align capital allocation with higher-return opportunities, could cause the DOE to delay, reduce, or withdraw future funding commitments if it determines that project-development conditions are no longer being met or that milestones must be re-established. The DOE loan guarantee contains conditions precedent, milestones, and ongoing covenants that may be impacted by changes in project scope or timing. There can be no assurance that the DOE will consent to modified development plans, or that the loan guarantee will remain available under the same terms following a suspension of activity.

If the DOE determines that we are not meeting required conditions or project milestones, the agency could terminate its loan guarantee commitment. Any such action could limit our ability to finance future hydrogen-generation or infrastructure projects on comparable terms, increase our cost of capital, or cause delays in the development of projects. In addition, suspension of the DOE loan program could be viewed unfavorably by other counterparties, lenders, or strategic partners and could adversely affect our reputation or perceived creditworthiness. While we believe that reallocating capital toward higher-return initiatives represents a prudent financial and strategic decision, these actions may also result in foregone benefits associated with the DOE program, including favorable interest rates and long-term governmental support for hydrogen infrastructure, and our financial condition, liquidity, and ability to execute our growth strategy could be adversely affected.

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
10.1

Amendment No. 3 to At Market Issuance Sales Agreement, dated August 15, 2025, by and between Plug Power Inc. and B. Riley Securities, Inc. (filed as Exhibit 1.1 to Plug Power Inc.’s Current Report on Form 8-K filed on August 15, 2025 and incorporated by reference herein)

10.2

Amendment No. 4 to At Market Issuance Sales Agreement, dated September 29, 2025, by and among Plug Power Inc., B. Riley Securities, Inc. and Yorkville Securities (filed as Exhibit 1.1 to Plug Power Inc.’s Current Report on Form 8-K filed on September 30, 2025 and incorporated by reference herein)

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

PLUG POWER INC.

Date: November 10, 2025	By:	/s/ Andrew Marsh
Andrew Marsh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer (Principal Financial Officer)