Form 10-K
period 2025-12-31
PLUG POWER INC
filed 2026-03-02
CIK 1093691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,463,243,116 based on the last reported sale of the common stock on The NASDAQ Capital Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 17, 2026, 1,393,955,129 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

General

References in this Annual Report on Form 10-K to “Plug,” the “Company,” “we,” “our,” or “us” refer to Plug Power Inc., including as the context requires, its subsidiaries.

PART I

Forward-Looking Statements

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10 K and the following discussion contain statements that are considered forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, our liquidity and capital resources; our ability to generate cash from operations and achieve profitability; the execution and timing of strategic initiatives, including asset monetization and capital optimization efforts; our ability to access and utilize financing arrangements, including the satisfaction of conditions precedent to, and timing and availability of funding under, such arrangements with governmental or commercial counterparties, and our continued compliance with the terms and covenants thereof; the timing, construction, commissioning and scaling of hydrogen production facilities; anticipated revenue growth, margin improvement and cost reductions; customer demand and order conversion; the development, commercialization, performance, reliability and cost competitiveness of electrolyzers, fuel cell systems, hydrogen storage and related technologies; expansion into new markets and applications, including stationary power, backup and distributed generation solutions and data center power applications, and the pace of adoption of hydrogen technologies in those markets; supply chain availability, component reliability, input cost volatility and electricity pricing trends; regulatory, environmental and trade policy developments, including the availability and impact of clean energy tax credits and other incentives and evolving administrative or interpretive guidance relating thereto; trade restrictions, tariffs, export controls and related geopolitical policy risks that could increase costs, limit market access or disrupt our supply chain; future capital expenditures and investment priorities; customer and counterparty concentration and counterparty credit risk; our expectations regarding the hydrogen economy and broader clean energy market; and our long-term growth strategy.

Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would,” and similar expressions, including the negatives thereof. These statements are based on our current expectations, assumptions and projections regarding future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. However, forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside out control, that may cause actual results, performance or achievements to differ materially from those expressed or implied by such statements.

Investors are cautioned not to unduly rely on forward-looking statements. Important factors that could cause actual results to differ materially include, among others:

●	our history of operating losses and negative cash flows and our ability to generate sufficient revenue and gross margin to achieve profitability;
●	our need to raise additional capital and the availability of financing on acceptable terms;
●	the timing and ability to complete strategic transactions, including infrastructure optimization initiatives, and the realization of expected liquidity benefits;
●	our ability to successfully build, operate and optimize hydrogen production facilities at scale and within projected cost and schedule parameters, including achieving anticipated capacity utilization rates;
●	supply chain constraints, component reliability issues and volatility in electricity and other input costs affecting the cost, performance and economics of our products and hydrogen production facilities;
●	our ability to maintain and expand relationships with key customers and partners and the risks associated with customer or counterparty concentration (including reliance on a small number of large customers or partners);
●	delays in customer adoption of hydrogen solutions or slower-than-expected development of hydrogen infrastructure or failure of the hydrogen economy to develop at the pace or scale anticipated;

●	the impact of governmental incentives, including clean hydrogen production tax credits and investment tax credits, and potential changes in law, regulation or administrative guidance;
●	risks associated with long-term service contracts, product performance, reliability, warranty costs and contract loss accruals;
●	the safety risks inherent in hydrogen production, storage and transportation;
●	our operational dependency on information technology systems and the risk of the failure of such technology, including failure to effectively prevent, detect, and recover from security compromises or breaches, including cyber-attacks;
●	macroeconomic conditions, including inflation, interest rates, capital market volatility, supply chain disruption and geopolitical developments;
●	trade policy risk (including tariffs and export/import controls) that could increase costs or limit access to critical components or markets;
●	potential impairment charges, contract loss accrual adjustments or asset write-downs;
●	dilution resulting from equity issuances or exercise of warrants and convertible instruments;
●	competition from existing and emerging energy technologies and alternative clean energy solutions;
●	environmental, health and safety regulations and permitting requirements; and
●	the other risks described under Part I, Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly evolving industry, and new risks and uncertainties may emerge from time to time. We cannot predict all such risks, nor can we assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those expressed or implied in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. These forward-looking statements speak only as of the date on which the statements were made. Except as may be required by applicable law, we undertake no obligation to update, revise or publicly release any revisions to forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10 K.

Summary of Risk Factors

The risk factors detailed in Item 1A, “Risk Factors,” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

●	Our ability to achieve our business objectives and to continue to meet our obligations is dependent upon our ability to maintain a sufficient level of liquidity and access capital;
●	We have incurred losses and anticipate continuing to incur losses and may not achieve or sustain profitability;
●	We may have to raise additional capital through public or private equity or debt transactions and/or complete one or more strategic transactions to continue our business and such capital may not be available to us or, if received, may not be available to us on favorable terms;
●	We may not be able to expand our business or manage our future growth effectively;
●	If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner or prevent fraud and may be subject to fines, penalties or judgments, which can harm our reputation or otherwise cause a decline in investor confidence;
●	We may be unable to successfully execute and operate our hydrogen production facilities and such facilities may cost more and take longer to complete than we expect or may underperform, be delayed or require additional capital;
●	Delays in or not completing our product and project development goals may adversely affect our revenue and profitability;
●	Our products and performance depend largely on the availability of hydrogen and insufficient supplies of hydrogen could negatively affect our sales and deployment of our products and services;
●	Our investments in hydrogen production and infrastructure may be underutilized or may not generate expected returns;
●	Our estimated future revenue may not be indicative of actual future revenue or profitability;
●	Our purchase orders may not ship, be commissioned or installed, or convert to revenue, which could have an adverse impact on our revenue and cash flow;
●	Our business may be adversely affected by customer concentration and the creditworthiness and purchasing decisions of significant customers;
●	Inflationary trends, economic uncertainty, market trends, political instability and other conditions could negatively impact our sales growth and results of operations;
●	Our ability to monetize clean energy tax credits and similar incentives may be limited, delayed or subject to challenge, which could adversely affect our liquidity and results of operations;
●	Changes in U.S. or foreign trade policies, treaties, tariffs and taxes as well as geopolitical conditions and other factors could have a material adverse effect on our business;
●	Volatile commodity prices and shortages may adversely affect our gross margins and financial results;
●	The outcome of our discussions with the U.S. Department of Energy (the “DOE”) to reframe the nature of activities that would be executed under the DOE loan is uncertain and failure to achieve a mutually beneficial result could adversely affect our ability to access low-cost capital, delay project execution, and expose us to potential termination of the DOE loan guarantee;
●	The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, or the failure to renew such subsidies and incentives, could reduce demand for our products, lead to a reduction in our revenues, and adversely impact our operating results and liquidity;
●	Our future plans could be harmed if we are unable to leverage, attract or retain key personnel;
●	Changes in senior leadership, including our announced Chief Executive Officer transition, or difficulty executing management transitions could disrupt our operations and strategy execution;
●	Our restructuring activities, including the 2024 Restructuring Plan (as defined below), the 2025 Restructuring Plan (as defined below) and any subsequent workforce reductions, may be disruptive to our operations and harm our business;
●	We are subject to legal proceedings and legal compliance risks that could harm our business;
●	We may incur significant costs and liabilities as a result of contract disputes, which could harm our business, financial condition and results of operations;
●	Our ability to source parts and raw materials from our suppliers could be disrupted or delayed in our supply chain, which could adversely affect our results of operations;

●	We face risks associated with our plans to market, distribute and service our products internationally;
●	Our past and potential future investments in joint ventures and similar arrangements involve risks that could adversely affect our business and results of operations;
●	If we cannot obtain financing to support the sale of our products and service to customers or our power purchase agreements with customers, such failure may adversely affect our liquidity and financial position;
●	Our indebtedness could adversely affect our liquidity, financial condition, and our ability to fulfill our obligations and operate our business;
●	The accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results;
●	Unfavorable developments affecting the banking and financial services industry could adversely affect our business, liquidity and financial condition, and overall results of operations;
●	We may be required to record impairment charges or other significant non-cash charges related to our long-lived assets, investments, or intangibles, which could adversely affect our results of operations and financial condition;
●	Certain component quality issues have resulted in adjustments to our warranty reserves and the accrual for loss contracts;
●	We are dependent on information technology in our operations and the failure of such technology may adversely affect our business. Security breaches of our information technology systems, including cyber-attacks, ransomware attacks, or use of malware or phishing or other malicious techniques by threat actors, have in the past, and could in the future impact our operations or lead to liability, or damage our reputation and financial results;
●	Our products and services face competition;
●	We may not be able to protect important intellectual property and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others;
●	Our financial results may be adversely affected by changes in accounting principles generally accepted in the United States;
●	If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of investors, resulting in a decline in our stock price;
●	Our products use, or generate, flammable fuels that are inherently dangerous substances, which could subject our business to product safety, product liability, other claims, product recalls, negative publicity, or heightened regulatory scrutiny of our products;
●	Our success depends on our ability to improve our financial and operational performance and execute our business strategy;
●	We are subject to various federal, state, local and non-U.S. environmental and human health and safety laws and regulations that could impose significant costs and liabilities on us and impact our business practices, including climate change and environmental, social and governance (“ESG”) reporting requirements;
●	Our business is subject to government regulation;
●	Changes in tax laws or regulations or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition;
●	The changes in the carryforward/carryback periods as well as the new limitations on use of net operating losses may significantly impact our valuation allowance assessments for net operating losses;
●	We will continue to be dependent on certain third-party key suppliers for components of our products, hydrogen generation facilities, and manufacturing facilities, and failure of a supplier to develop and supply components on mutually agreeable terms or at all, or our inability to substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to manufacture our products, increase our cost of production, or affect our ability to generate hydrogen, which would in turn negatively affect our sales and deployment of our products and services;
●	We may be unable to establish or maintain relationships with third parties for certain aspects of continued product developments, manufacturing, distribution, sale, servicing, and supply components for our products;
●	We may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets, or properties, and any inability to do so may disrupt our business and hinder our ability to grow, divert the attention of key personnel, disrupt our business, and impair our financial results;
●	We may pursue asset monetizations or other strategic transactions to improve liquidity, and we may be unable to complete such transactions on the terms or timeline we expect, or at all;

●	Our stock price and stock trading volume have been and could remain volatile, and the value of your investment could decline and if securities analysts do not maintain coverage of us or if they publish unfavorable or inaccurate research or reports about our business, our stock, or our industry, the price of our stock and the trading volume could decline;
●	Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us;
●	Provisions in our governing documents and Delaware law may discourage or delay an acquisition of the Company by a third party that stockholders may consider favorable and may limit a stockholder’s ability to bring a claim in a forum a stockholder finds favorable;
●	We do not anticipate paying any dividends on our common stock;
●	We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.

Item 1. Business

Background

Plug is building an end-to-end clean hydrogen ecosystem, from production, storage, and delivery to energy generation, to help its customers meet their business goals and decarbonize the economy. In creating the first commercially viable market for hydrogen fuel cells, the Company has deployed more than 74,000 fuel cell systems, primarily through material handling applications, and operates more than 275 fueling stations. Plug intends to deliver its hydrogen solutions directly to its customers, and through joint venture partners into multiple environments, including material handling, supply chain and logistics, e-mobility, stationary power generation and industrial applications.

Plug is focused on delivering a suite of hydrogen solutions to its customers. Its vertically integrated, end-to-end hydrogen solutions, which are designed to fit individual customer needs, include hydrogen production equipment and the delivery of hydrogen fuel, including:

●	Fuel cells: Fuel cells are electrochemical devices that combine hydrogen and oxygen to produce electricity and heat without combustion. Plug offers stationary and mobility fuel cell products to its customers in addition to serving the material handling industry. Plug’s fuel cells power material handling vehicles (forklifts), replacing lead-acid and lithium ion batteries. Plug supports customers at multi-shift high volume manufacturing and high throughput distribution sites where Plug’s fuel cell products provide a unique combination of productivity, flexibility, and environmental benefits.
●	Proton exchange membrane (“PEM”) electrolyzers: Plug electrolyzers use clean electricity to split water into hydrogen and oxygen. Using electrolyzers, customers can generate hydrogen for a variety of applications. PEM technology delivers high power density, carries low weight and volume and operates at relatively low temperatures which allows it to start quickly and cause less wear and tear on the system. In support of the market growth and its own ambitions, Plug has built a state-of-the-art gigafactory to produce electrolyzer stacks in Rochester, New York.
●	Hydrogen liquefiers: Plug has a core competency in liquefaction systems known for their operational efficiency, flexibility and reliability. Plug’s hydrogen liquefaction system has one of the most energy-efficient designs on the market utilizing hydrogen as the refrigerant in the main liquefaction cycle.
●	Liquid hydrogen cryogenic solutions: Plug has expertise designing and manufacturing cryogenic solutions, including liquid storage tanks, delivery trailers, vaporizers, portable equipment, and integrated control systems.
●	Hydrogen production: In addition to its pre-existing hydrogen production plants in Tennessee and Georgia, Plug began producing liquid hydrogen at its hydrogen production plant in St. Gabriel, Louisiana in April 2025.

We were organized as a corporation in the State of Delaware on June 27, 1997.

Unless the context indicates otherwise, the terms “Company,” “Plug,” “we,” “our,” or “us” as used herein refer to Plug Power Inc. and its subsidiaries.

Business Strategy

Plug believes that green hydrogen will play an important role in addressing climate change in both the short and long term. Plug’s strategy includes expanding the production and use of lower-carbon and green hydrogen solutions as renewable energy and supporting infrastructure continue to scale. To reach this goal, Plug’s business strategy is focused on the following:

●	Expanding hydrogen production, with a focus on both output capabilities and geography. In addition to our hydrogen facilities in Georgia and Tennessee, Plug commissioned its hydrogen production plant in Louisiana in April 2025, adding to its North American hydrogen generation network.

●	Building out a clean hydrogen network of production plants. In addition to Plug’s commitment to building a network across the United States, Plug is planning to build out a clean hydrogen network in Europe and continues to explore potential partners with whom to build hydrogen production plants. Plug is also actively advancing multi-megawatt electrolyzer projects in Europe, including deployments in Portugal and other markets across Europe and Australia.

●	Scaling production through electrolyzer and fuel cell gigafactories at our gigafactory in Rochester, New York and our fuel cell manufacturing facility to support the growing demand for fuel cells in Slingerlands, New York.

●	Scaling Plug’s electrolyzer program to provide comprehensive and economical solutions focused on our 5-megawatt (“MW”) and 10MW offerings and using these building blocks to reach into the gigawatt-scale electrolyzer market. Electrolyzers are integral to Plug’s clean hydrogen ecosystem. Plug has shipped and commissioned electrolyzer systems in multiple regions globally, including North America, Europe and Australia and continues to support the deployment of large-scale hydrogen production plants in these and other markets.

●	Plug’s operating strategy objectives include decreasing product and service costs, while improving system reliability.

We believe continued investment in research and development is critical to the development and enhancement of innovative products, technologies, and services.

Business Organization

The Company continues to evolve its organizational design to meet the growing needs of the business and product offerings and align with the strategy discussed above. Our organization is managed from a sales perspective based on “go-to-market” sales channels, emphasizing shared learning across end-user applications and common supplier/vendor relationships. These sales channels are structured to serve a range of customers for our products and services. As a result of this structure, we concluded that we have one operating and reportable segment — the design, development and sale of hydrogen products and solutions that help customers meet their business goals while decarbonizing their operations. Our chief executive officer was identified as the chief operating decision maker (the “CODM”). All significant operating decisions made by management are largely based upon the analysis of Plug on a total company basis, including assessments related to our incentive compensation plans. The current organizational structure is designed to help Plug achieve its goals and establish Plug as a world leader in clean hydrogen solutions.

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

GenCare: GenCare is our ongoing “Internet of Things”-based maintenance and on-site service program for GenDrive fuel cell systems, GenSure fuel cell systems, GenFuel hydrogen storage and dispensing products.

GenKey: GenKey is our vertically integrated “turn-key” solution combining either GenDrive or GenSure fuel cell power with GenFuel fuel and GenCare aftermarket service, offering complete simplicity to customers transitioning to fuel cell power.

GenEco Electrolyzers: The design and implementation of 5MW and 10MW electrolyzer systems that are modular, scalable hydrogen generators optimized for clean hydrogen production. Electrolyzers generate hydrogen from water using electricity and can produce “green” hydrogen when powered by renewable energy inputs, such as solar or wind power.

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

GenSure: GenSure is our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support applications on both a small and large power scale. For smaller applications, Plug’s Low Power GenSure supports backup and grid-support applications of the telecommunications, transportation, and utility sectors. Our High Power GenSure product line supports large scale stationary power, EV charging infrastructure, and data center markets.

Liquid Hydrogen: Liquid hydrogen provides an efficient fuel alternative to fossil-based energy. We produce liquid hydrogen at our production facilities in Tennessee, Georgia and Louisiana and through third-party supply arrangements, utilizing electrolyzer systems and liquefaction systems. Liquid hydrogen supply is used by customers in material handling operations, fuel cell electric vehicle fleets, and stationary power applications.

We provide our products and solutions worldwide through our direct sales force, and by leveraging relationships with original equipment manufacturers (“OEMs”) and their dealer networks. Plug is currently targeting Europe, Australia, North America and select international markets (including parts of Asia) for expansion in adoption of its hydrogen and electrolyzer solutions.

Facilities

Currently, we manufacture and/or assemble our products at our manufacturing facilities in Slingerlands, New York; Rochester, New York; Houston, Texas; and Lafayette, Indiana; and have an expanded customer service center in Miamisburg, Ohio. In addition, we have hydrogen production plants in Charleston, Tennessee; Kingsland, Georgia; and St. Gabriel, Louisiana. Refer to Item 2, “Properties,” for additional information regarding our facilities.

Markets, Geography and Customer Concentration

The Company’s products and services predominantly serve the North American and European material handling markets, and primarily support large to mid-sized fleet, multi-shift operations in high volume manufacturing and high throughput distribution centers. The Company has historically experienced fluctuations in its quarterly operating results, with more revenue typically recognized in the second half of the fiscal year as compared to the first half.

Customer demand for clean hydrogen has grown as a low-carbon energy source for hard-to-decarbonize industries, such as heavy-duty transportation, heavy manufacturing (steel, cement, aluminum, and chemicals), stationary power generation, and aviation. Orders for the Company’s products and services approximated $724.1 million as of the year ended December 31, 2025. The Company’s orders at any given time are comprised of fuel cells, hydrogen installations, maintenance services, electrolyzers, liquefiers, hydrogen trailers, and hydrogen fuel deliveries. The specific elements of the orders have varied terms of timing of delivery and can vary between 90 days to 10 years, with fuel cells and hydrogen installations being delivered near term and maintenance services and hydrogen fuel deliveries being delivered over a longer period of time.

For the year ended December 31, 2025, Walmart, Inc. (“Walmart”), accounted for 24.2% of our total consolidated revenues, which included a provision for warrant charge of $29.2 million. Additionally, 14.3% of our total consolidated revenues were associated with our second largest customer.

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

Distribution, Marketing and Strategic Relationships

We have developed strategic relationships with established companies in key areas including distribution, service, marketing, supply, technology development and product development. We sell our products worldwide, with a primary focus on North America, Europe, and Australia, through our direct product sales force, OEMs, and their dealer networks. We operate in Europe under the name Plug Power Europe to sell electrolyzers to customers in the Europe, Middle East and African (EMEA) region and to sell hydrogen fuel cell systems for the European material handling market.

Our wholly-owned subsidiary, Plug Power LA JV, LLC, created a joint venture with Niloco Hydrogen Holdings LLC, a wholly-owned subsidiary of Olin Corporation (“Olin”), named “Hidrogenii” in the third quarter of 2022. We believe Hidrogenii will support reliability of supply and speed to market for hydrogen throughout North America and set the foundation for broader collaboration between Plug and Olin. The joint venture’s 15-ton-per-day hydrogen production plant in St. Gabriel, Louisiana commenced operations in April 2025. Hidrogenii is owned 50% by Plug Power LA JV, LLC and 50% by Niloco Hydrogen Holdings LLC.

Our wholly-owned subsidiary, Plug Power España S.L. (“Plug Power Spain”), entered into a joint venture with Acciona, named AccionaPlug S.L., in the fourth quarter of 2021. The joint venture intends to develop clean hydrogen projects in Spain and Portugal and continues to evaluate potential projects. AccionaPlug S.L. is owned 50% by Plug Power Spain and 50% by Acciona and has received initial project financing commitments.

Plug Power Inc. entered into a joint venture with SK Innovation Co., Ltd (“SK Innovation”) named SK Plug Hyverse Co. Ltd. (“SK Plug Hyverse”), owned 49% by the Company and 51% by SK Innovation. On December 31, 2025, the Company executed a share purchase agreement (the “Share Purchase Agreement”) with SK Innovation pursuant to which the Company agreed to sell, and SK Innovation agreed to purchase, the Company’s entire 49% equity interest in SK Plug Hyverse. The Company received $6.5 million in cash in connection with the sale.

Plug Power Inc. has also invested in a hydrogen infrastructure and growth equity fund, Clean H2 Infra Fund, a special limited partnership registered in France, since the fourth quarter of 2021. The Clean H2 Infra Fund is focused on clean hydrogen infrastructure through financing projects in the production, storage and distribution of clean hydrogen. As of December 31, 2025 the Company’s ownership percentage in the Clean H2 Infra Fund was approximately 5%.

In addition, we believe Plug’s prior strategic acquisitions have allowed Plug to vertically integrate and uniquely position Plug in the hydrogen industry to offer end-to-end hydrogen solutions to global customers, complementing the Company’s industry-leading position in the design, construction, and operation of customer-facing hydrogen fueling stations and material handling fuel cell application. These acquisitions have contributed to Plug’s efforts to transition from low-carbon to zero-carbon hydrogen solutions by expanding its internal hydrogen production and electrolyzer capabilities.

Competition

We experience competition in all areas of our business. The markets we address for motive and backup power are characterized by the presence of well-established battery and combustion generator products. We also face competition from companies that offer other carriers of energy, such as solar, wind and batteries, integrated gas companies, and companies offering products similar to ours, such as hydrogen generation via Steam Methane Reformers. We also face competition from electrolyzer manufacturers, liquefaction and cryogenic equipment suppliers, and other vertically integrated hydrogen providers. We believe the principal competitive factors in the markets in which we operate include product features, including size and weight, relative price and performance, lifetime operating cost, including any maintenance and support, product quality and reliability, safety, ease of use, footprint, rapid integration with existing equipment and processes, customer support design innovation, marketing and distribution capability, service and support and corporate reputation. For example:

●	Material handling – We face competition from technologies that require electrical infrastructure at distribution centers. These are largely lithium ion and lead-acid batteries. Our main differentiation from these technologies is that we offer increased productivity at our customer sites. For example, our technologies provide more sustained power than batteries, recharge more quickly and also do not require our customers’ distribution centers to draw significant power from a local electrical grid.
●	Hydrogen generation and storage – We face competition from companies offering products similar to ours. For example, we face competition from legacy industrial gas companies that also produce hydrogen, and there are other companies that produce PEM electrolyzers, liquefiers and cryogenic transportation and storage equipment. Our products are designed to offer vertically integrated end-to-end hydrogen solutions.

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

We have a total of 52 issued patents currently active with the United States Patent and Trademark Office (“USPTO”), expiring between 2026 and 2044. At the close of 2025, we had 23 U.S. patent applications pending. Additionally, we have 16 trademarks registered with the USPTO due for renewal between 2026 and 2031, and 3 trademark applications pending.

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

In addition, product safety standards have been established by the American National Standards Institute (“ANSI”), covering the overall fuel cell system. The class 1, 2, and 3 GenDrive products are designed with the intent of meeting the requirements of UL 2267 “Fuel Cell Power Systems for Installation in Industrial Electric Trucks” and NFPA 505 “Fire Safety Standard for Powered Industrial Trucks.” The hydrogen tanks used in these systems have been either certified to ANSI/CSA NGV2-2007 “Compressed Natural Gas Vehicle Fuel Containers” or ISO/TS 15869 “Gaseous hydrogen and hydrogen blends—Land vehicle fuel tanks.” We will continue to design our GenDrive products to meet ANSI and/or other applicable standards. We certified several models of class 1, 2, and 3 GenDrive products to the requirements of the CE mark with guidance from a European certified body. The hydrogen tanks used in these systems are certified to the Pressure Equipment Directive by a European certified body. The GenFuel hydrogen storage and dispensing products are designed with the intent of meeting the requirements of NFPA 2 “Hydrogen Technologies Code.” We are also subject to standards as applied to the design of our electrolyzer products, both domestically and abroad. Such standards include, but are not limited to, “Hydrogen Generators Using Water Electrolysis” (ISO 22734), “Hydrogen Technologies Code” (NFPA 2), “Explosive Atmospheres” requirements (UL 60079), CE product standards within the European Commission, and AS/NZS standards for our products within each jurisdiction, as applicable. As our Company increasingly expands to new markets and jurisdiction, we also become subject to new and different regulations in such jurisdictions.

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

See Item 1A, “Risk Factors,” for a description of these governmental regulations and other material risks to us, including, to the extent material, to our competitive position.

Inflation, Material Availability and Labor Shortages

Most components essential to our business are generally available from multiple sources; however, we believe there are some component suppliers and manufacturing vendors, particularly those suppliers and vendors that supply materials in very limited supply worldwide or supply commodities that have a high degree of volatility, whose loss to us or general unavailability could have a material adverse effect upon our business and financial condition. For example, although we believe the liquid hydrogen supply challenges of the past improved following the commissioning and ramp-up of additional domestic production capacity, including our Georgia facility, we may again experience similar challenges relating to the availability of hydrogen, including but not limited to suppliers utilizing force majeure provisions under existing contracts as they have in the past, which could negatively impact the amount of hydrogen we are able to provide under certain of our hydrogen supply agreements and other customer agreements. Furthermore, global commodity pricing has been volatile and has been influenced by political events and worldwide economic trends, which has impacted our sourcing strategies, resulting in adverse impacts on our business and financial condition. We have mitigated and are continuing to mitigate these risks by continuing to diversify our supply chain, including diversifying our global supply chain and implementing alternate system architectures that we expect will allow us to source from multiple fuel cell, electrolyzer stack and air supply component vendors. While we continue to invest in our supply chain to improve its resilience with a focus on automation, dual sourcing of critical components, insourcing and localized manufacturing when feasible, we are also working closely with these vendors and other key suppliers on coordinated product introduction plans, product and sales forecasting, strategic inventories, and internal and external manufacturing schedules and levels. However, ongoing changes to, and evolution of, our product designs, including new electrolyzer and liquefaction system configurations, stack design updates and serviceability enhancements, or incorrect forecasting or updates to previously forecasted volumes could present challenges to those strategies despite best efforts in leveraging supplier relationships and capabilities. With respect to production, we are currently operating in an environment of heightened cost pressures driven by tariffs, global energy volatility, and inflation. Despite these external headwinds, we remain focused on structural cost reduction initiatives, leveraging artificial intelligence to analyze detailed cost components across our supply chain, optimize sourcing decisions, and mitigate inflationary impacts on key raw materials. We have a regionally diverse supply chain, and in cases where we have single sourced suppliers (typically due to new technology and products or worldwide shortages due to global demand), we work to engineer alternatives in our product design or develop new supply sources while covering short- and medium-term risks with supply contracts, building up inventory, and development partnerships. However, if we are unable to reduce such inventory, that could tie up working capital.

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

With respect to our service business, we have experienced increases in labor, parts and related overhead costs, including impacts from broader inflationary pressures. While these cost headwinds persist, we are implementing cost reduction and operational efficiency initiatives, including engineering advancements, particularly improvements in fuel stack durability and performance, that are expected to mitigate certain service-related cost pressures over time; however, the timing and magnitude of such improvements may vary. If cost trends do not improve as anticipated or if service performance does not meet our expectations, we may be required to record additional service loss provisions in future periods. Although recent commercial engagement and backlog development have shown improvement in certain markets, we expect that bookings, revenue and margin recovery may fluctuate in the near-term while we pursue sales opportunities. The pace of cost improvement and revenue growth will depend on market conditions, customer demand, execution of strategic initiatives and other factors beyond our control.

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

Backlog

The timing of delivery and installations of our products has a significant impact on the timing of the recognition of our product and installation revenues. Many factors can cause a lag between the time a customer signs a contract and our recognition of product revenue. These factors include the lead time for the manufacturing and construction of hydrogen related products, including fuel cells, electrolyzers, cryogenic equipment and hydrogen infrastructure. Customers may also ask us to delay an installation for reasons unrelated to the foregoing, including delays in their financing arrangements. Further, due to unexpected delays, deployments may require unanticipated expenses to expedite delivery of materials or labor to ensure the installation meets our timing objectives. These unexpected delays and expenses can be exacerbated in periods in which we deliver and install a larger number of smaller projects or in periods involving first-of-a-kind deployments, scale-up of new product platforms, or geographically dispersed installations. In addition, if even relatively short delays occur, there may be a significant shortfall between the revenue we expect to generate in a particular period and the revenue that we are able to recognize. For our installations, revenue and cost of revenue can fluctuate significantly on a periodic basis depending on the timing of acceptance by the customer.

Research and Development

Because the hydrogen economy, including fuel cell, electrolyzer and hydrogen infrastructure markets, remains in an early state of broader adoption, our ability to compete successfully is heavily dependent upon our ability to ensure a continual and timely flow of competitive products, services, and technologies to the marketplace. We continue to develop new products and technologies and to enhance existing products in the areas of cost, size, weight, durability, efficiency and manufacturability, and in supporting service solutions in order to drive further commercialization.

We may also expand the range of our product offerings and intellectual property through licensing and/or acquisition of third-party business and technology. Our research and development expense totaled $58.0 million, $77.2 million, and $113.7 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Human Capital Resources

As of December 31, 2025, we had 2,582 employees, of which 238 are temporary employees, with 2,216 located in the United States and 366 located outside of the United States. None of our employees are represented by a collective bargaining unit, and we believe that our relationship with our employees is positive.

Workforce Engagement

The Company is dedicated to fostering a culture of employee engagement and is committed to hiring talented and qualified individuals from a broad range of backgrounds and experiences.

We actively seek to maintain a workplace that is free from discrimination and that fosters a sense of community and belonging among the workforce. We seek to provide all employees with equal opportunity to grow and develop, leveraging the unique skills and differences of their individual background, characteristics, and aspirations.

We appreciate the collective differences of our employees, and we value different perspectives to solve complex problems and bring innovative solutions. We are transparent and collaborative, welcoming ideas, thoughts, and questions from everyone. We endeavor to champion inclusivity, to respect each other, and to celebrate our differences as we build an environment in which we are all proud to be a part. Our policies and practices are designed to comply with applicable federal, state and local equal employment opportunity laws.

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

As part of our commitment to our people, Plug offers employees competitive pay and benefits, including health, vision, and dental plans, flexible spending accounts, comprehensive life insurance (including company-provided life insurance), disability coverage and a 401(k) retirement program. Additionally, employees are offered a vacation and holiday package and paid parental leave to aid in bonding time for new parents. To encourage savings, we auto-enroll all employees in our 401(k)-retirement savings plan after 30 days of employment in accordance with plan terms.

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

Item 1A. Risk Factors

The following risk factors should be considered carefully in addition to the other information in this Annual Report on Form 10-K. The occurrence of any of the following material risks could harm our business and future results of operations and could result in the trading price of our common stock declining and a partial or complete loss of your investment. These risks are not the only ones that we face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations and trading price of our common stock. The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Refer to the section entitled “Forward-Looking Statements.”

A. MARKET RISKS

We may be unable to successfully execute and operate our hydrogen production facilities and such facilities may cost more and take longer to complete than we expect or may underperform, be delayed or require additional capital.

As part of our vertical integration strategy, the Company is developing and operating hydrogen production facilities in the United States and engages in hydrogen-related activities outside the United States through project-based arrangements, equipment supply and partnership. Our ability to successfully complete, commission, operate and scale these facilities and obtain or maintain required green certification or other regulatory attribution for some of these facilities is not guaranteed. These facilities are intended to support our ability to meet and supplement the hydrogen demands for our products and services, for both existing and prospective customers. While we have hydrogen production facilities that are operational in the United States, the successful commissioning of a facility does not ensure that it will operate reliably, at expected capacity levels or at anticipated costs. Our hydrogen production plants are dependent, in part, upon our ability to meet our internal demand for electrolyzers and liquefiers required for such facilities. Our operational facilities and future facilities may experience start-up and ramp-up challenges, equipment performance issues, outages, maintenance downtime or other operational disruptions, any of which could reduce output, increase costs or require additional capital expenditures.

The timing and cost to complete the construction of our hydrogen production facilities, and any new or expanded facilities, depend in part on our ability to obtain and allocate sufficient capital to fund such facilities. As previously disclosed, we have recently taken actions to prioritize capital discipline and liquidity, including reevaluating the timing and scope of certain planned hydrogen production facilities. As part of this reprioritization, we may defer, modify or pivot away from certain facilities, including facilities that were previously contemplated as part of our hydrogen production network, such as the Texas hydrogen plant. Any such actions could delay construction, reduce project scope, increase per-unit cost, or result in facilities not being completed as originally planned. The timing and cost to complete the construction of our hydrogen production plants are further subject to a number of factors outside of our control, including delays or performance issues involving contractors, suppliers or other third parties, permitting, interconnection and power availability, inflationary pressures, labor availability, and other market conditions. Such plants may take longer and cost more to complete and become operational than we expect. For example, construction at our Georgia plant took longer than we expected before becoming operational.

Moreover, the viability and competitiveness of our hydrogen production facilities will depend, in part, upon favorable laws, regulations, and policies related to hydrogen production. Some of these laws, regulations, and policies are nascent or evolving, and there is no guarantee that they will be favorable to our facilities or will remain stable over time. For further information on risks associated with government regulations, see “Regulatory Risks.” Additionally, our facilities will be subject to numerous permitting, regulations, laws, and policies, many of which might vary by jurisdiction. Delays or changes in regulatory approvals could adversely affect our ability to operate existing facilities or develop new facilities. Hydrogen production facilities operate in a highly competitive market, including competition from well-established multinational companies in the energy and industrial gas industries. There is no guarantee that our hydrogen production strategy will be successful, amidst this competitive environment.

If we are unable to successfully execute, operate or scale our hydrogen production facilities, or if new or expanded facilities cost more or take longer than we expect, we may be required to source hydrogen from third parties at potentially higher or more volatile costs, may be unable to meet customer demand, and our business, financial condition, results of operations and prospects could be materially adversely affected.

Our products and performance depend largely on the availability of hydrogen and insufficient supplies of hydrogen could negatively affect our sales and deployment of our products and services.

Our products and services depend largely on the availability of hydrogen. Although we operate liquid hydrogen at our Georgia, Tennessee and Louisiana facilities, our business could be materially and adversely affected by an inadequate availability of hydrogen or our failure to secure hydrogen supply at competitive prices. There is no assurance that our hydrogen production will scale at the rate we anticipate or that we will complete additional hydrogen production plants on schedule or at all. In addition, the operation, commissioning and ramp-up of hydrogen production facilities involve significant technical, operational, safety and maintenance risks, including equipment performance, unplanned outages, utility supply constraints and regulatory compliance requirements, any of which could reduce available hydrogen volumes or increase delivered costs.

We also remain dependent upon third-party hydrogen suppliers to support the commercialization of our products and services, including to supplement our own production, manage downtime, serve certain geographies or meet peak demand. We have experienced supply chain issues relating to the availability of hydrogen, including but not limited to suppliers utilizing force majeure provisions under existing contracts, which has led to volume constraints, delays in deployment and service margin improvements, and negatively impacted the amount of hydrogen we have been able to provide under certain supply and other agreements. If hydrogen suppliers elect not to participate in the material handling market, if existing supply arrangements are not renewed on acceptable terms, or if supply chain disruptions continue, insufficient supplies of hydrogen may result.

If hydrogen is not readily available or if hydrogen prices are such that energy produced by our products costs more than energy provided by other sources, our products could be less attractive to potential users, our products’ value proposition could be negatively affected, and our sales and deployment of products and services could be materially and adversely affected.

Our investments in hydrogen production and infrastructure may be underutilized or may not generate expected returns.

Our strategy involves significant capital investment in hydrogen production, liquefaction, storage and logistics assets. If demand for hydrogen, fuel cell systems, electrolyzers or related services develops more slowly than we expect, or if we are unable to secure or retain customers at anticipated volumes and pricing, these assets may be underutilized. Underutilization could reduce margins, impair our ability to achieve economies of scale, require us to curtail operations, and could result in impairment charges or other adverse impacts to our financial condition and results of operations.

Our business may be adversely affected by customer concentration and the creditworthiness and purchasing decisions of significant customers.

A limited number of customers account for a significant portion of our revenue, receivables, backlog, or expected future deployments in certain periods. These customers may delay, reduce, cancel, or renegotiate orders; experience financial distress; change their strategic priorities; or encounter permitting, funding or operational constraints. If any significant customer does so, our revenue, cash flows, gross margins, and business prospects could be materially adversely affected.

Inflationary trends, economic uncertainty, market trends, political instability, and other conditions could negatively impact our sales growth and results of operations.

Adverse economic conditions and political instability in the geographic markets we serve, such as tight credit markets, inflation, higher interest rates, reduced availability or increased cost of capital, limited capital spending, delay or reduction in consumer spend, and changes in government priorities and funding programs, could have a material adverse effect on our business, financial condition and results of operations. For example, increases in the cost of raw materials, components, energy, labor and the expenses associated with the distribution and transportation of these materials and products we sell can have an adverse impact on the business, financial condition, and results of operations of us or our suppliers. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could reduce our profit margins. For example, with respect to our service business, we have experienced increases in labor, parts and related overhead, including impacts from broader inflationary pressures. If these trends continue, we may have to record additional service loss provisions in the future. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing.

Increases in interest rates may increase our cost of borrowing and result in limitations on our ability to access credit or otherwise raise debt and equity capital on acceptable terms or at all. In addition, if there is a government shutdown in the United States, especially a prolonged shutdown, it could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Increased interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks.

With respect to our customers, the demand for our products and services is sensitive to their production activity, capital spending and demand for their products and services. In the past couple of years, we have observed increased economic uncertainty in the United States and abroad, including inflation and higher interest rates. Impacts of such economic weakness include falling overall demand for goods and services, leading to reduced profitability, reduced credit availability, higher borrowing costs, reduced liquidity, volatility in credit, equity and foreign exchange markets, and bankruptcies. These developments have led, and may continue to lead, to supply chain disruption and transportation delays which have caused incremental freight charges, which have negatively impacted our business and our results of operations. In addition, as our customers react to global economic conditions, we have seen them reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Pricing adjustments could affect customer demand, sales volumes or sales cycles. Reductions in customer spending on our solutions, delays in customer purchasing decisions, lack of renewals, inability to attract new customers, uncertainty about business continuity as well as pressure for extended billing terms or pricing discounts, could limit our ability to grow our business and negatively affect our operating results and financial condition.

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

Some of our products contain commodity-priced materials. Commodity prices and supply levels affect our costs. For example, nickel, platinum, titanium and iridium are key materials used in our PEM fuel cells, electrolyzers, and hydrogen infrastructure. Platinum, titanium, and iridium are finite natural resources with concentrated global production, and we are dependent upon a sufficient supply of these commodities. These resources may become increasingly difficult to source due to market tightness, limited by-product production, cost increases, geographic concentration of supply, regulatory constraints, geopolitical developments, trade restrictions or other factors, which in turn could have a material adverse effect on our business.

While we do not anticipate significant near- or long-term physical shortages with respect to our demand for platinum, titanium, or iridium, there can be no assurance that adequate supplies will remain available on commercially acceptable terms, particularly as demand for these materials may increase with broader industry adoption and increased deployment of PEM electrolyzers and related infrastructure. Any constraints on supply, disruptions in production or logistics, or sustained price increases could adversely affect our ability to produce commercially viable PEM fuel cells, PEM electrolyzers, or hydrogen production facilities, delay our deliveries or raise our cost of producing such products and services. In addition, inflationary pressures and broader macroeconomic conditions may increase commodity price volatility. Geopolitical developments, including regional conflicts, and related sanctions, trade restrictions, supply chain dislocations and transportation constraints, could further impact the availability and pricing of platinum group metals and other key inputs, including iridium. Because iridium is produced primarily as a by-product of platinum and nickel mining and has limited sources of supply, even modest increases in demand or disruptions in production could have an outsized impact on pricing and availability. Although industry participants are exploring approaches to improve iridium utilization in PEM electrolyzers, there can be no assurance that such efforts will be successful, scalable or commercially viable or that such efforts will offset the effects of price increase or supply constraints. Our ability to pass on such increases in costs in a timely manner depends on market conditions, competitive dynamics, contractual arrangements and customer demand, and the inability to pass along cost increases could result in lower gross margins.

Our ability to source parts and raw materials from our suppliers could be disrupted or delayed in our supply chain, which could adversely affect our results of operations.

Our operations require significant amounts of necessary parts and raw materials. Most components essential to our business are generally available from multiple sources; however, we believe there are some component suppliers and manufacturing vendors, particularly those suppliers and vendors that supply materials in very limited supply worldwide or supply commodities that have constrained supply, geographic concentration or high degree of volatility, whose loss to us or general unavailability could have a material adverse effect upon our business and financial condition. If we are unable to source these parts or raw materials, our operations may be disrupted, or we could experience a delay or halt in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, reduced availability or interruption in supplies, whether resulting from more stringent regulatory requirements, supplier financial condition, increases in duties and tariff costs, disruptions in transportation, inflationary cost pressures, an outbreak of a severe public health pandemic, severe weather events, or the occurrence or threat of wars or other conflicts, could have an adverse effect on our financial condition, results of operations and cash flows. For example, we have experienced, and may experience in the future, shortages in the supply of liquid hydrogen due to suppliers utilizing force majeure provisions under existing contracts. These volume constraints delayed our deployments and service margin improvements and negatively impacted the amount of hydrogen we have been able to provide under certain of our supply and other agreements. Although we have since taken actions to mitigate certain of these risks, there can be no assurance that similar supply disruptions will not recur. Furthermore, ongoing global economic trends have caused significant challenges for global supply chains resulting in inflationary cost pressures, component shortages, supplier capacity constraints and transportation delays, which have impacted our business.

We face risks associated with our plans to market, distribute, and service our products internationally.

We market, distribute, sell and service our product offerings internationally and expect to continue investing in our international operations. Our international operations continue to expand and involve increasing operational, regulatory and compliance complexity, including developing and manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on our ability and that of our partners to secure and maintain relationships with foreign sub distributors, customers and joint development or project partners, and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries, and could be adversely affected due to, among other things, fluctuations in currency exchange rates, political and economic instability, acts or threats of terrorism, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, fund transfer restrictions, capital controls, exchange rate controls, taxes, unfavorable political and diplomatic developments, changes in legislation or regulations (including energy, environmental and trade-related regulations) and other additional developments or restrictive actions over which we will have no control.

Doing business in foreign markets requires us to be able to respond to rapid changes in market, legal, and political conditions in these countries. As we expand in international markets and explore potential business activities across the globe, we may face numerous challenges. Such challenges might include unexpected changes in regulatory requirements; potential conflicts or disputes that countries may have to deal with, among other things, data privacy requirements; labor laws and anti-competition regulations; export or import restrictions; laws and business practices favoring local companies; fluctuations in currency exchange rates; longer payment cycles and difficulties in collecting accounts receivables; difficulties in managing international operations; potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers; restrictions on repatriation of earnings; sanctions regimes and trade compliance obligations; and the burdens of complying with a wide variety of international laws. We face risks associated with our plans to market, distribute, and service our products and services internationally and any of these factors could adversely affect our results of operations and financial condition. The success of our international expansion will depend, in part, on our ability to succeed in navigating the different legal, regulatory, economic, social, and political environments.

Our past and potential future investments in joint ventures and similar arrangements involve risks that could adversely affect our business and results of operations.

We have historically conducted, and may from time to time conduct, certain operations through joint ventures or similar arrangements in which we share control or economic interests with third parties. Investments in joint ventures may involve risks not present when a third party is not involved, including the possibility that our joint venture participants might experience business or financial stress that impact their ability to effectively operate the joint venture, or might become bankrupt or may be unable to meet their economic or other obligations, in which case the joint venture may be unable to access needed growth capital without additional funding from us. For example, in February 2025, HyVia entered into judicial liquidation proceedings. As a result, we no longer conduct operations through that joint venture, and we may not realize the anticipated benefits of that investment. In addition, our joint venture participants may have economic, tax, business or legal interests or goals that are inconsistent with ours, or those of the joint venture, and may be in a position to take actions contrary to our policies or objectives. Furthermore, joint venture participants may take actions that are not within our control, which may expose our investments in joint ventures to the risk of lower values or returns. Disputes between us and co-venturers may result in litigation or arbitration that could increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our day-to-day business. In addition, we may, in certain circumstances, be liable for the actions of our co-venturers. Each of these matters could have a material adverse effect on us.

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

Our products and services face competition.

The markets for energy products, including PEM fuel cells, electrolyzers, and hydrogen production are competitive — both from incumbent companies and new emerging business interests in the United States and abroad. Some of our competitors are larger than we are and may have the manufacturing, marketing and sales capabilities to complete research, development, and commercialization of products more quickly and effectively than we can. There are many companies engaged in all areas of traditional and alternative energy generation in the United States and abroad, including, among others, major electric, oil, chemical, natural gas, battery, generator and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. Certain competitors may also benefit from government support, subsidies or industrial policies in their home jurisdictions, which could provide competitive advantages. These firms are engaged in forms of power generation such as advanced battery technologies, generator sets, fast charged technologies and other types of fuel cell technologies. Well established companies might similarly seek to expand into new types of energy products, including PEM fuel cells, electrolyzers, or hydrogen production. Additionally, some competitors may rely on alternative or competing technologies for fuel cells, electrolyzers, or hydrogen production, including advanced battery systems, alternative electrolyzer technologies, non-hydrogen-based power solutions and hybrid systems, which may be perceived by customers as lower cost, more mature, simpler to deploy or better supported by existing infrastructure or policy frameworks. There can be no assurance that our products will be selected over competing technologies or solutions, particularly if customers perceive alternative technologies to offer advantages in cost, availability, reliability, scalability, efficiency or regulatory treatment. The primary current value proposition for our fuel cell customers stems from productivity gains in using our solutions. If these productivity benefits are not realized, are reduced or are outweighed by higher costs, operational complexity or reliability concerns, our competitive position could be adversely affected. Longer term, given evolving market dynamics and changes in alternative energy tax credits and incentive programs, if we are unable to successfully develop future products that are competitive with competing technologies in terms of price, reliability and longevity, customers may not buy our products. Technological advances in alternative energy products, battery systems or other fuel cell, electrolyzer, or hydrogen technologies may make our products less attractive or render them obsolete.

We will continue to be dependent on certain third-party key suppliers for components of our products, hydrogen generation facilities, and manufacturing facilities, and failure of a supplier to develop and supply components on mutually agreeable terms or at all, or our inability to substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to manufacture our products, increase our cost of production, or affect our ability to generate hydrogen, which would in turn negatively affect our sales and deployment of our products and services.

We rely on certain key suppliers for critical components in our products, and there are numerous other components for our products that are single sourced or otherwise subject to limited supplier availability. If we fail to maintain our relationships with our suppliers or build relationships with new suppliers, or if suppliers are unable to meet our demand on mutually agreeable terms, we may be unable to manufacture our products, or our products may be available only at a higher cost or after a delay. The Company could experience supply chain-related delays for components of our products, hydrogen generation facilities, and manufacturing facilities that could impact our cost of hydrogen production or could affect our ability to generate hydrogen. Such delays or disruptions may arise from, among other things, supplier financial distress, manufacturing capacity constraints, labor availability challenges, and related production or logistics limitations affecting our suppliers or their sub-suppliers. To the extent certain of our suppliers or their manufacturing operations may be located outside the United States, we may be exposed to additional risks, including foreign exchange volatility, shipping delays, port congestion, customs issues, political or regulatory changes and increased costs associated with tariffs or duties. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources. Furthermore, we may become increasingly subject to domestic content sourcing requirements and preferences, as required by federal infrastructure funding and various tax incentives in the United States, and we may become subject in the future to domestic sourcing requirements that may become relevant to the European Union. Domestic content preferences potentially mandate our Company to source certain components and materials from United States-based suppliers and manufacturers. Conformity with these provisions potentially depends upon our ability to increasingly source components or materials from within the United States or otherwise restructure our supply chain to comply with applicable eligibility criteria. An inability to meet these requirements could have a material adverse effect on the Company’s ability to successfully leverage tax incentives or compete for certain federal infrastructure funding sources imposing such mandates. Compliance with evolving domestic content rules may also increase our costs, limit available suppliers or require operational or contractual changes that may not be fully recoverable through pricing.

In addition, the failure of a supplier to develop and supply components in a timely manner or at all, or to develop or supply components that meet our quality, quantity and cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could impair our ability to manufacture our products or could increase our cost of production. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes. Any such delays have resulted and could continue to result in sales and installation delays, cancellations, penalty payments or liquidated damages, or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, and financial condition. Prolonged or repeated supply disruptions could also adversely affect customer confidence, backlog conversion and our ability to scale production and hydrogen deployment as planned.

B. FINANCIAL AND LIQUIDITY RISKS

Our ability to achieve our business objectives and to continue to meet our obligations is dependent upon our ability to maintain a sufficient level of liquidity and access capital.

Our ability to maintain a sufficient level of liquidity to meet our financial obligations will be dependent upon our future performance, which will be subject to general economic conditions, industry tailwinds and financial, business and other factors affecting our operations, many of which are beyond our control. In 2025, we continued to experience negative cash flows from operations and net losses. The Company incurred net losses of approximately $1.7 billion for the year ended December 31, 2025.

To operate more efficiently and control our expenditures, in 2025 we implemented a broad range of cost saving measures, including operational consolidation, strategic workforce reductions and various other cost reduction initiatives. For example, in March 2025, we announced additional measures to optimize our operational footprint, resource and ongoing expenses, which included additional reductions in the workforce and additional reductions in discretionary spending, inventory and capital expenditures. There can be no assurance that the anticipated cost savings, operating efficiencies or other benefits will be achieved, within the anticipated timeframes or at all, or that they will not be significantly and materially less than anticipated. Our ability to realize the anticipated cost savings is subject to many estimates and assumptions, including business, economic and competitive uncertainties and contingencies, such as our ability to maintain business relationships and successfully negotiate changes to existing agreements with respect to pricing increases, contract terms, and delivery times, among others. Many of these uncertainties and contingencies are beyond our control and if our estimates and assumptions prove to be incorrect, if we experience delays, or if other unforeseen events occur, it may impact our ability to realize the anticipated cost savings. In addition, our cost savings initiatives may subject us to litigation risks and expenses and may have other consequences, such as attrition beyond our planned reduction in workforce or a negative effect on employee morale, productivity or ability to attract highly skilled employees or key personnel critical to executing our strategy.

If our cost saving measures fail to achieve some or all of the expected benefits, it may negatively impact our current forecast of cash flows and we may be required to initiate further cost savings activities or negotiate further changes to existing agreements with vendors, suppliers and service providers. Further, our cost saving measures may result in unexpected expenses or liabilities and/or write-offs, including restructuring charges, contract termination costs, asset impairments or inventory write-downs. Our lack of cash flows may also constrain our business and subject us to significant risks, including being unable to make the necessary investments in our business, which can adversely impact our ability to effectively pursue our business objectives, including delays in the construction of our hydrogen plants or delays in our ability to fulfill purchase orders or service existing customer arrangements. Our inability to successfully execute our business objectives could have a material adverse effect on our business, financial condition and results of operations.

To the extent our cost saving measures are not sufficient to drive a substantial reduction in cash burn throughout the near to medium term and we are unable to repay our debt and other obligations as they become due with cash on hand or from other sources, we will need to restructure or refinance all or part of our debt, sell assets, reduce capital expenditures, borrow more cash or raise equity. Additional indebtedness or equity financing may not be available to us in the future for the refinancing or repayment of existing debt and other obligations, or if available, such additional debt or equity financing may not be available in a sufficient amount, on a timely basis, or on terms acceptable to us and within the limitations specified in our then existing debt instruments. Any additional equity financing could be dilutive to existing stockholders and additional indebtedness could increase our leverage and impose additional restrictive covenants. In addition, in the event we decide to sell additional assets, we can provide no assurance as to the timing of any asset sales or the proceeds that could be realized by us from any such asset sale and such sales may adversely affect our long-term growth prospects or operational flexibility.

We have incurred losses and anticipate continuing to incur losses and may not achieve or sustain profitability.

We have not achieved operating profitability in any quarter since our formation and we expect to continue to incur net losses until such time as our revenues exceed our operating and other expenses. As of December 31, 2025, we had an accumulated deficit of $8.2 billion. We have continued to experience negative cash flows from operations and net losses. Our net losses were approximately $1.7 billion, $2.1 billion and $1.4 billion for the years ended December 31, 2025, 2024 and 2023, respectively. The net cash used in operating activities was $535.8 million, $728.6 million and $1.1 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Our results of operations have been, and may continue to be, adversely affected by macroeconomic conditions, including inflationary pressures, rising interest rates, supply chain disruptions, energy price volatility and constraints in the availability of capital. We expect to generate operating losses for the foreseeable future as we continue to devote significant resources to optimize our current production and manufacturing capacity, construct hydrogen plants and manage inventory to deliver our end-products and related services.

We anticipate that we will continue to incur losses until we can produce and sell our products and services on a large scale and cost effective basis. We cannot guarantee when we will operate profitably, if ever. In order to achieve profitability, we must successfully execute our planned path to profitability in the early adoption markets on which we are focused. The profitability of our products depends largely on material and manufacturing costs and the price of hydrogen which is subject to volatility and factors beyond our control, including global supply constraints, regulatory developments and geopolitical events. The hydrogen infrastructure that is needed to support our growth readiness and cost efficiency must be available and cost efficient, and delays or cost overruns in the development of such infrastructure could adversely affect our business and results of operations. We must continue to shorten the cycles in our product roadmap with respect to improvement in product reliability and performance that our customers expect. We must execute on successful introduction of our products into the market and achieve sufficient customer adoption and scale to offset our fixed and variable costs. We must accurately evaluate our markets for, and react to, competitive threats in both other technologies (such as advanced batteries) and our technology field. Finally, we must continue to lower our products’ build costs and lifetime service costs, which may be challenging with labor, component and logistics cost pressures. If we are unable to successfully take these steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We may have to raise additional capital through public or private equity or debt transactions and/or complete one or more strategic transactions to continue our business and such capital may not be available to us or, if received, may not be available to us on favorable terms.

As of December 31, 2025, we had net working capital of $799.7 million, which was comprised of the net amount of current assets of $1.4 billion and current liabilities of $610.6 million. Included in net working capital as of December 31, 2025 were unrestricted cash and cash equivalents of $368.5 million and current restricted cash of $186.7 million. This compares to net working capital of $729.0 million as of December 31, 2024, which was comprised of the net amount of current assets of $1.5 billion and current liabilities of $748.5 million. Included in net working capital as of December 31, 2024 were unrestricted cash and cash equivalents of $205.7 million and current restricted cash of $198.0 million. The decline in our net working capital reflects, among other things, our continued operating losses, capital expenditures and working capital requirements.

Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, managing our inventory to support both shipments of new units and servicing the installed base, supporting equipment leased and equipment related to Power Purchase Agreements (“PPAs”) for customers under long-term arrangements, funding our GenKey “turn-key” solution, which includes the installation of our customers’ hydrogen infrastructure as well as delivery of the hydrogen fuel, continued expansion of our markets, continued development and expansion of our products, payment of lease obligations under sale/leaseback financings, mergers and acquisitions, strategic investments and joint ventures, liquid hydrogen plant construction, expanding production facilities and the repayment or refinancing of our long-term debt. Our ability to meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining and expanding positive gross margins across all product lines; the timing and amount of our operating expenses; the timing and costs of working capital needs, including our ability to manage inventory; the timing and costs of building a sales base; the ability of our customers to obtain financing to support commercial transactions; our ability to obtain financing arrangements to support the sale or leasing of our products and services to customers, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of developing marketing and distribution channels; the timing and costs of product service requirements; the timing and costs of hiring and training product staff; the extent to which our products gain market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development programs; and changes in our strategy or our planned activities. In addition, macroeconomic conditions, including higher interest rates, reduced risk tolerance among investors and lenders, and constrained availability of capital for clean energy and emerging technology companies, may further increase our capital requirements or limit our financing options.

To improve our financial condition and liquidity, we may have to raise additional capital through equity offerings, debt financings, government funding programs, strategic partnerships, asset sales or other transactions. There can be no assurance that we will have access to the capital we need on favorable terms when required or at all. In periods when the capital and credit markets experience significant volatility, including periods of high interest rates or reduced liquidity, the amounts, sources and cost of capital available to us may be adversely affected. For example, we are party to certain agreements with collateral requirements, which could further restrict our liquidity or require us to raise capital at inopportune times. We primarily use external financing to provide working capital needed to operate and grow our business. Sufficient sources of external financing may not be available to us on acceptable or cost effective terms. If we cannot raise additional funds when we need them, our financial condition and business could be materially adversely affected. In addition, we have implemented a broad range of cost saving measures, including operational consolidation, strategic workforce reductions and various other cost reduction initiatives, to reduce our cash burn. In addition, in March 2025, we announced additional reductions in the workforce and additional reductions in discretionary spending, inventory and capital expenditures. There can be no assurance that these cost saving measures will be sufficient or will not adversely affect our ability to execute our business strategy or grow our operations. Our ability to continue our operations is contingent upon our ability to successfully implement cost saving measures such as those referenced above and to obtain additional capital or complete one or more strategic transactions and if we fail to do so and are unable to raise sufficient capital and/or complete one or more strategic transactions, we would be forced to modify or cease operations, liquidate assets or pursue bankruptcy proceedings.

Our estimated future revenue may not be indicative of actual future revenue or profitability.

Our estimated future revenue represents, as of a point in time, expected future revenue from work not yet completed under executed contracts. Estimated future revenue is inherently subject to uncertainty and may not result in revenue, cash flows or profitability and provides limited visibility into future results. As of December 31, 2025, our estimated future revenue was approximately $724.1 million. While we anticipate a portion of our estimated future revenue will be recognized as revenue over one to ten years, our estimated future revenue is subject to order cancellations and delays. We or our customers may attempt to cancel or modify orders in estimated future revenue, and we may not be able to convert all of our estimated future revenue into revenue and cash flows. In addition, some commercial arrangements that we announce publicly may be in the form of letters of intent, collaborations or other preliminary arrangements that are subject to definitive documentation, financing, permitting, technical requirements, and other conditions, and may not result in executed contracts or revenue. In addition, if production of products is delayed resulting from parts availability and other constraints stemming from supply chain disruptions, revenue recognition can occur over longer periods of time, and products may remain in estimated future revenue for extended periods of time. If we receive relatively large orders in any given quarter, fluctuations in quarterly levels of estimated future revenue can result because the estimated future revenue may reach levels which may not be sustained in subsequent quarters. Our estimated future revenue should not be relied on as a measure of actual future revenue or profitability. Further, even if we convert estimated future revenue into revenue, we may not achieve profitability. Achieving profitability depends on a number of factors, many of which are outside of our control, including our ability to scale operations, manage costs, execute effectively, successfully commercialize our offerings and maintain capital discipline. Failure to achieve any of these objectives could prevent us from achieving profitability.

While our activities related to the DOE loan program continue to be suspended, we have engaged in active discussions with the DOE to reframe the nature of activities that would be executed under the DOE loan; however, the outcome of these discussions is uncertain and failure to achieve a mutually beneficial result could adversely affect our ability to access to low-cost capital, delay project execution, and expose us to potential termination of the DOE loan guarantee.

On January 16, 2025, the DOE and Plug executed a multi-draw term loan facility to be provided by the Federal Financing Bank to a subsidiary of the Company (the “DOE Loan”) to finance the development, construction, and ownership of up to six green hydrogen production facilities. For more information on the DOE loan program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Government Assistance.” In November 2025, we elected to suspend activities related to the DOE Loan to help us evaluate our optimal reallocation of capital, including facilities previously contemplated in New York and Texas. While as of the date of the filing of this Annual Report on Form 10-K, the activities related to the DOE loan program continue to be suspended, we have been in active discussions with the DOE to reframe the nature of activities that would be executed under the DOE loan in light of the current administration’s priorities regarding the review and prioritization of federal energy financing programs and the advancement of American energy dominance through revised Department of Energy policy directives. The outcome of these discussions is uncertain, and there can be no assurance that the DOE will consent to modified development plans, or that the loan guarantee will remain available under the same terms if we resume activities pursuant to such modified plans. In addition, continued suspension of the DOE loan program could be viewed unfavorably by other counterparties, lenders, or strategic partners and could adversely affect our reputation or perceived creditworthiness.

If the DOE determines that we are not meeting required conditions or project milestones, the agency could terminate its loan guarantee commitment. Any such action will limit our ability to finance future hydrogen-generation or infrastructure facilities on comparable terms, increase our cost of capital, cause delays in the development of facilities and ultimately materially impact our financial position and results of operations.

If we cannot obtain financing to support the sale of our products and service to customers or our power purchase agreements with customers, such failure may adversely affect our liquidity and financial position.

Historically, we have obtained or provided third-party financing sources to finance the sale of our products and services to our customers or our PPAs with our customers. More recently, as part of our focus on liquidity and cash generation, we have shifted away from providing or arranging financing for customer purchases and from entering into new PPAs and instead have increasingly required customers to obtain financing directly from third-party lenders or lessors.

We have experienced, and may experience in the future, difficulty in obtaining or providing adequate financing for these PPA arrangements on acceptable terms, or at all, and our customers may experience similar difficulties in securing third-party financing, which could adversely affect demand for our products and services. Failure to obtain or provide such financing or for our customers to secure third-party financing may impact our product sales and results of operations, and may result in the loss of material customers, which could have a material adverse effect on our business, financial condition, and results of operations. Further, we have been required, and may be required in the future, to continue to pledge or restrict substantial amounts of our cash to support legacy financing arrangements. As a result, such cash will not be available to us for other purposes, which may have a material adverse effect on our liquidity and financial position. For example, as of December 31, 2025, approximately $625.4 million of our cash was restricted to support such leasing arrangements, comprised of cash deposits and collateralizing letters of credit, which prevents us from using such cash for other purposes. Although we expect PPAs to become a cash source in the near-term and for restricted cash to be released over time, our ability to realize these benefits is not guaranteed. If financing markets remain constrained, restricted cash is not released as anticipated, or additional collateral is required under existing arrangements, our liquidity and financial position could be materially adversely affected.

Our indebtedness could adversely affect our liquidity, financial condition and our ability to fulfill our obligations and operate our business.

As of December 31, 2025, our total outstanding indebtedness was approximately $703.5 million, which consisted of $431.0 million of the $431.3 million in aggregate principal amount of 6.75% Convertible Senior Notes due December 1, 2033 (the “6.75% Convertible Senior Notes”), $2.6 million of the $140.4 million in aggregate principal amount of 7.00% Convertible Senior Notes due June 1, 2026 (the “7.00% Convertible Senior Notes”), $1.9 million of long-term debt, and $268.0 million of finance obligations consisting primarily of debt associated with sale of future revenues and sale/leaseback financings. In November 2025, we completed a financing transaction involving the issuance of the 6.75% Convertible Senior Notes, and we used proceeds to repay in full the higher-cost secured indebtedness and to repurchase a portion of our 7.00% Convertible Senior Notes, which reduced interest expense and simplified aspects of our capital structure, including by eliminating a first lien. However, we continue to have significant indebtedness and debt service obligations, and we may incur additional indebtedness in the future.

Our indebtedness could have negative consequences on our future operations, including:

●	we may have difficulty satisfying our obligations with respect to our outstanding debt;
●	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, or other purposes;
●	our vulnerability to general economic downturns and adverse industry conditions could increase;
●	our flexibility in planning for, or reacting to, changes in our business and in our industry in general could be limited; and
●	our debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors, who may have less debt.

Our ability to generate cash to repay our indebtedness is subject to the performance of our business, as well as general economic, financial, competitive, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results and financial condition may be adversely affected. In particular, if we are unable to access the capital markets on acceptable terms, reduce cash burn, improve margins and cash flows, or otherwise raise or generate sufficient liquidity, we may be unable to fund operations, make required capital investments, or satisfy our debt obligations when due.

The accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results.

The accounting treatment of our outstanding convertible debt securities, including our 6.75% Convertible Senior Notes and 7.00% Convertible Senior Notes, could have a material effect on our reported financial results. Prior to our adoption of Accounting Standards Codification (“ASC”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), certain convertible debt instruments were required to be separated into liability and equity components, which resulted in non-cash interest expense from the amortization of a debt discount. On January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective approach. As a result, our convertible senior notes are now accounted for as a single liability measured at amortized cost, and the prior separation of equity components and associated debt discount amortization is no longer applicable. This accounting change eliminated the recognition of non-cash interest expense related to debt discount amortization associated with the equity component of convertible notes. Although this accounting guidance generally results in lower reported interest expense than under prior accounting rules, it also requires that diluted net loss per share be calculated using the if-converted method for convertible instruments, which may increase the number of shares included in diluted earnings per share calculations if the effect is dilutive. Accordingly, changes in our capital structure, the terms of our outstanding or future convertible debt instruments, our stock price or applicable accounting standards could materially affect our reported interest expense, net loss and loss per share, and could adversely affect investor perceptions of our financial performance or the trading price of our common stock.

Unfavorable developments affecting the banking and financial services industry could adversely affect our business, liquidity and financial condition, and overall results of operations.

Actual events, concerns or speculation about disruption or instability in the banking and financial services industry, such as liquidity constraints, reduced availability of credit, heightened risk aversion among lenders, or the failure or distress of individual institutions, could significantly impair our access to capital, delay access to deposits or other financial assets, or cause actual loss of funds subject to cash management arrangements. Similarly, these events, concerns or speculation could result in less favorable financing terms, including higher interest rates, increased borrowing costs, more restrictive underwriting standards, tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Even in the absence of widespread bank failures, ongoing volatility in capital markets and a more constrained lending environment may continue to limit the availability of financing for capital-intensive or emerging-technology companies. Additionally, our customers, suppliers and other business partners may also be adversely affected by these risks as described above, which in turn could result in their committing a breach or default under their contractual agreements with us, delaying payments or facilities, their insolvency or bankruptcy, or other adverse effects.

Any decline in available funding, lack of credit in the market, or constraints on access to cash and liquidity resources, or non-compliance of banking and financial services counterparties with their contractual commitments to us, our customers, suppliers and other partners could, among other risks, have material adverse impacts on our ability to meet our operating expenses and other financial needs, could result in breaches of our financial and/or contractual obligations, and could have material adverse impacts on our business, financial condition and results of operations. Such conditions could also increase our reliance on alternative or higher-cost sources of liquidity, reduce our financial flexibility, and adversely affect our ability to execute our business strategy.

We may be required to record impairment charges or other significant non-cash charges related to our long-lived assets, investments, or intangibles, which could adversely affect our results of operations and financial condition.

We have significant investments in property, plant and equipment, including hydrogen production and liquefaction facilities, logistics assets, and manufacturing capabilities, as well as investments in joint ventures and other entities. We periodically evaluate whether events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, including as a result of changes in strategy, delays or changes in project scope, underutilization, adverse market conditions, changes in expected demand, increased costs, or changes in discount rates and other assumptions. If we determine that the carrying value of any such asset or investment is impaired, we may be required to record material non-cash impairment charges. Any such charges could materially adversely affect our operating results, equity, and our ability to comply with financial or other covenants and could negatively affect investor perception. For the years ended December 31, 2025, 2024 and 2023, the Company recorded impairment charges of $785.4 million, $949.3 million and $269.5 million, respectively.

C. OPERATIONAL RISKS

We may not be able to expand our business or manage our future growth effectively.

We may not be able to expand our business or manage future growth. Our ability to execute our strategy and improve our financial performance depends on our ability to manage future growth, including through initiatives to optimize our cost structure and operating footprint. In order to grow effectively, we must operate efficiently, manage capital expenditures, and control costs while maintaining product quality and execution capability. Accordingly, we plan to continue to improve our manufacturing processes, which will require successful execution of:

●	expanding business with existing customers and entering new markets and applications in a disciplined manner;
●	scaling manufacturing, delivery, and installation capabilities, including maintaining appropriate levels of automation, quality control and field execution as volumes change;
●	ensuring timely development, construction, commissioning and operation of hydrogen production and related infrastructure facilities, which may be delayed due to the availability of capital, permitting and regulatory requirements, interconnection and power availability, and other execution risks;
●	implementing and improving administrative, financial, operational and information systems, procedures and controls to support a larger and more complex business;
●	integrating acquisitions, joint ventures, strategic investments and other strategic arrangements, where applicable;
●	attracting, retaining and training personnel, while also managing the impacts of workforce optimization initiatives and organizational change;
●	continuing to develop, standardize and upgrade our technologies and product platforms while managing reliability, performance and manufacturability requirements;
●	managing key supplier, logistics and strategic partner relationships, including third parties supporting manufacturing, installation, hydrogen logistics and project delivery;
●	maintaining adequate liquidity and financial resources, including managing working capital, capital expenditures and access to financing; and
●	increasing revenues and improving gross margins and cash flow through operating discipline, execution improvements and cost reductions.

Our ability to deliver products and execute facilities is subject to numerous risks, including fluctuations in customer demand, the availability and cost of components and labor, and the performance of third-party suppliers, contractors and other partners. In addition, maintaining adequate liquidity depends on a variety of factors, including revenues from operations, gross margin and cash flow improvements, working capital improvements, capital expenditure discipline, and compliance with the terms of our indebtedness and other financing arrangements. We may not be able to achieve our growth strategy and increase production capacity as planned during the foreseeable future. Also, efforts to optimize our operating footprint and reduce costs (including workforce reductions, consolidations and other restructuring initiatives) may disrupt operations, divert management attention, reduce employee morale, and adversely affect our ability to retain or hire key personnel, any of which could impair our ability to execute our strategy. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan, or respond to competitive pressures.

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner or prevent fraud and may be subject to fines, penalties or judgments, which can harm our reputation or otherwise cause a decline in investor confidence.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Maintaining effective internal control over financial reporting is an ongoing process that requires significant resources and management attention, particularly as our business evolves, our operations become more complex, and we implement changes to our organizational structure, systems, processes or controls. Our testing could identify deficiencies in our internal control over financial reporting that require remediation, and there can be no assurance that such controls will remain effective in the future. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner or ensure the reliability of our financial reporting, which can harm our reputation or otherwise cause a decline in investor confidence. In addition, any material weaknesses or significant deficiencies, if they were to occur, could require additional time and resources to remediate and could adversely affect our business, financial condition or results of operations.

Delays in or not completing our product and project development goals may adversely affect our revenue and profitability.

Delays in meeting our development goals (including delivery of electrolyzers to customers), products experiencing technical defects, facilities experiencing production outages (including availability of feedstock), or delays in meeting cost or performance goals (including power output) will delay the profitable commercialization of our products. Although we have reported progress in delivering, installing and commissioning electrolyzer systems and expanding deployments across multiple geographies, our products and projects remain technically complex and may not perform as expected under all operating conditions or at scale, including during commissioning, ramp-up and long-term operation. If such an event or events occur, potential purchasers of our products may choose alternative technologies and any delays could allow potential competitors to gain market advantages. We cannot assure that we will successfully meet our commercialization schedule in the future. In addition, the completion and timing of hydrogen-related facilities and other customer deployments may depend on factors beyond our control, including the availability of capital, permitting and regulatory approvals, utility interconnection and power availability, site readiness, contractor performance, and logistics and supply availability. Any delays or performance issues in these areas could defer revenue recognition, increase costs, and reduce expected margins.

Periodically, we may enter into contracts with our customers for certain products that have not been developed or produced. There can be no assurance that we will complete the development of these products and meet the specifications required to fulfill customer agreements and deliver products on schedule. Pursuant to such agreements, the customers would have the right to provide notice to us if, in their good faith judgment, we have materially deviated from such agreements. Should a customer provide such notice, and we cannot mutually agree to a modification to the agreement, then the customer may have the right to terminate the agreement, which could have a material adverse effect upon our future business. Customers may also assert claims, seek credits or other remedies, delay acceptance, or reduce future orders if products do not meet specifications, reliability expectations, or contractual milestones.

Other than our current products, which we believe to be commercially viable at this time, we do not know when or whether we will successfully complete research and development of other commercially viable products that could be critical to our future. If we are unable to develop additional commercially viable products we may not be able to become profitable. The profitable commercialization of our products depends on our ability to reduce the costs of our components and subsystems, and we cannot assure you that we will be able to sufficiently reduce these costs. In addition, the profitable commercialization of our products requires achievement and verification of their overall reliability, efficiency and safety targets, and we cannot assure you that we will be able to develop, acquire or license the technology necessary to achieve these targets. We must complete additional research and development to fill our product portfolios and deliver enhanced functionality and reliability in order to manufacture additional commercially viable products in commercial quantities. Our products are complex and may contain undetected or latent defects that become apparent only after deployment in the field. Changes in design, manufacturing processes, supply chain inputs, or scaling production volumes can increase the risk of defects or performance issues and may require re-engineering, retrofits, recalls, or other corrective actions. Any such defects or failures could result in significant costs, divert engineering and management resources, delay deployments, harm customer satisfaction, and adversely affect market acceptance and our reputation. In addition, while we continue to conduct tests to predict the overall life of our products, we may not have run our products over their projected useful life prior to large scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, resulting in possible warranty claims and commercial failures. If our durability, life or performance assumptions prove inaccurate, we could experience higher-than-expected field remediation costs, adverse customer outcomes, or reduced repeat business, any of which could materially adversely affect our business, financial condition and results of operations.

Our purchase orders may not ship, be commissioned or installed, or convert to revenue, which could have an adverse impact on our revenue and cash flow.

Some of the orders we accept from customers require certain conditions or contingencies to be satisfied, or may be cancelled, prior to shipment or prior to commissioning or installation, some of which are outside of our control. Orders for the Company’s products and services approximated $724.1 million as of the year ended December 31, 2025. The time periods from receipt of an order to shipment date and installation vary widely and are determined by a number of factors, including the terms of the customer contract and the customer’s deployment plan. In addition, converting shipments into revenue may depend on commissioning, customer acceptance, and satisfaction of contractual milestones, which may occur after shipment and may be delayed by site readiness or integration requirements. For example, we have experienced delays in product launches, and there may also be product redesign or modification requirements that must be satisfied prior to shipment of units under certain of our agreements. If the designs are not finalized on schedule or the redesigns or modifications are not completed, some or all of our orders may not ship or convert to revenue. Even where products ship, commissioning and installation may take longer than expected, and performance issues identified during commissioning could require remediation, additional engineering, or rework, which could further delay revenue recognition and cash collections. In certain cases, we disclose anticipated, pending orders with prospective customers for our various products, including PEM fuel cell, electrolyzer, stationary product and hydrogen sales; however, those prospective customers may require certain conditions or contingencies to be satisfied prior to entering into a purchase order with us, some of which are outside of our control. Such conditions or contingencies that may be required to be satisfied before we receive a purchase order may include, but are not limited to, successful product demonstrations or field trials. Large projects and deployments can also be subject to lengthy sales cycles, competitive bidding/procurement processes, and internal customer approvals, any of which can delay or prevent awards from becoming binding contracts or converting to revenue. Converting orders into revenue is also dependent upon our customers’ ability to obtain financing. Some conditions or contingencies that are out of our control may include, but are not limited to, government tax policy, government funding programs, and government incentive programs. Additionally, some conditions and contingencies may extend for several years. If market conditions, interest rates, customer priorities, or applicable incentive regimes change during these periods, customers may defer, scale back, or terminate deployments, or seek to renegotiate commercial terms, which could reduce expected revenue and cash flow. We may have to compensate customers, by either reimbursement, forfeiting portions of associated revenue, or other methods depending on the terms of the customer contract, based on the failure to satisfy any of these conditions or contingencies, which could have an adverse impact on our revenue and cash flow. Remedies in customer contracts (including delay-related claims, liquidated damages, or other credits) can further pressure margins and cash flow even where projects ultimately proceed.

Our future plans could be harmed if we are unable to leverage, attract or retain key personnel.

We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, manufacturing, and marketing and sales professionals. Our future success will depend, in part, on our ability to leverage, attract and retain qualified management and technical personnel. However, there can be no assurance that we will be successful in attracting, developing and retaining qualified personnel, particularly in highly specialized hydrogen, electrolyzer, manufacturing and infrastructure roles. Competition for highly skilled personnel in our industry remains intense, particularly for technical, engineering and operational talent. Furthermore, our ability to retain key employees could be adversely impacted if we do not have a sufficient number of shares available under our equity incentive plan to issue to our employees, or if our stockholders do not approve requested share increases or a new equity incentive or if equity-based compensation becomes a less effective retention tool due to market conditions or stock price performance or increased scrutiny of executive compensation practices. The loss of key employees, including senior management, technical leaders or other critical personnel, or difficulties in recruiting qualified replacements in a timely manner, could disrupt operations, delay product development, impair customer relationships and adversely affect our business.

We have from time-to-time experienced, and we may in the future experience, labor shortages and other labor-related issues. Labor availability and costs may be adversely affected by competitive labor markets, regulatory requirements and laws relating to worker health and safety, wage and hour practices and immigration. Prevailing wage and apprenticeship requirements tied to certain government programs or incentives, as well as changes in immigration policies or visa availability, may further increase labor costs or limit access to qualified personnel. Increased labor costs, higher turnover, delays in hiring or the unavailability of skilled workers (including apprentices) could materially and adversely affect our operations, development plans and financial condition.

Changes in senior leadership, including our announced Chief Executive Officer transition, or difficulty executing management transitions could disrupt our operations and strategy execution.

Our ability to execute our strategy depends in part on the continued service and effectiveness of our senior leadership and key personnel. We have announced that our current President and Chief Revenue Officer, José Luis Crespo, is expected to assume the role of Chief Executive Officer in connection with the filing of this Annual Report on Form 10-K, succeeding Andrew Marsh. Although Mr. Crespo has been serving as President, the transition of the Chief Executive Officer role represents a significant leadership change. Leadership transitions, including changes in the Chief Executive Officer role, can create operational disruption, loss of institutional knowledge, employee attrition, shifts in strategic priorities and uncertainty among customers, suppliers, financing sources and employees. Such transitions may also require time for new leadership to establish relationships, implement strategic and operational changes, and align management teams and organizational processes. If we fail to manage leadership transitions effectively, including ensuring continuity of operations and execution during and following the planned Chief Executive Officer transition, our business, results of operations and liquidity could be adversely affected.

Our restructuring activities, including the 2024 Restructuring Plan, the 2025 Restructuring Plan and any subsequent workforce reductions, may be disruptive to our operations and harm our business.

Over the past couple of years, we have implemented internal restructurings designed to reduce the size and cost of our operations, improve operational efficiencies, enhance our ability to pursue market opportunities and accelerate our development initiatives. In February 2024, we announced cost-reduction initiatives that included strategic workforce adjustments as well as other expense-reduction initiatives and in March 2025, we announced additional initiatives intended to reduce annual operating expenses, including strategic workforce reductions, realignment of our manufacturing footprint and streamlining of our organizational structure to enhance operational efficiency and improve liquidity.

We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our business objectives, respond to market forces or better reflect changes in the strategic direction of our business. Such actions may disrupt our operations, result in significant expense (including severance, benefits, asset impairments and other restructuring-related charges), divert management attention and reduce employee productivity. Substantial expense, business disruptions or delays in realizing anticipated cost savings resulting from restructuring and reorganization activities could adversely affect our operating results, liquidity and ability to achieve our profitability objectives. In addition, if there are unforeseen expenses associated with such realignments in our business strategies, or if we incur unanticipated charges or liabilities, we may not be able to effectively realize the expected cost savings, liquidity improvements or other benefits of such actions within the anticipated timeframe, or at all, which may have an adverse effect on our business, operating results and financial condition.

The implementation of multiple restructuring initiatives over a relatively short period of time may have cumulative disruptive effects on our operations, employee morale and customer relationships. Workforce reductions and organizational changes may increase voluntary attrition, reduce institutional knowledge, disrupt continuity in key projects and customer engagements, impair customer confidence and make recruiting and retention more difficult, any of which could adversely affect our ability to execute our strategy and compete effectively.

We are subject to legal proceedings and legal compliance risks that could harm our business.

We are currently, and in the future may continue to be, subject to legal proceedings and similar disputes. In connection with any disputes or litigation in which we are involved, we may incur costs and expenses in connection with defending ourselves or in connection with the payment of any settlement or judgment or compliance with any ruling in connection therewith. It is often challenging to predict the outcome of legal proceedings and similar disputes with certainty. Determining reserves for any litigation is a complex and fact-intensive process that requires significant judgment calls. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, including diversion of management resources, could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Note 25, “Commitments and Contingencies.”

We may incur significant costs and liabilities as a result of contract disputes, which could harm our business, financial condition and results of operations.

We are party to a variety of commercial arrangements that may involve complex terms, long durations, performance requirements, delivery schedules, acceptance criteria, pricing or index-based adjustments, and other obligations. Disputes may arise regarding contract interpretation, product performance, commissioning and acceptance, delivery timing, service levels, project scope, change orders, warranties, limitation of liability provisions, payment terms, or termination rights. Such disputes could lead to delayed payments, withheld milestone amounts, offsets, liquidated damages, termination of contracts, litigation, arbitration, reputational harm, diversion of management resources, and increased legal and professional fees. We may also be required to incur significant costs to resolve disputes or to continue performance during dispute resolution, and we may not prevail or may be required to settle on unfavorable terms. Any of these outcomes could adversely affect our revenue, margins, liquidity and cash flows.

Certain component quality issues have resulted in adjustments to our warranty reserves and the accrual for loss contracts.

In the past, quality issues have arisen with respect to certain components in certain products that are currently being used at customer sites. Some of these issues have been identified during field operation or under extended maintenance and service arrangements. Under the terms of our extended maintenance contracts, we have had to retrofit units subject to component quality issues with replacement components to improve the reliability of our products for our customers. These remediation activities have required additional labor, materials and logistics costs. We recorded a provision for loss contracts related to service in the current and prior years. Though we continue to work with our vendors on these component issues to improve quality and reliability, and have implemented design, sourcing and process improvements in certain cases, unanticipated additional quality issues or warranty claims may arise, and additional material charges may be incurred in the future. As our installed base grows and our products are deployed across a broader range of operating conditions, the frequency or severity of such issues could increase. Quality issues also could cause profitable maintenance contracts to become unprofitable.

In addition, from time to time we have experienced other unexpected design, manufacturing or product performance issues, which has led to delayed delivery dates or required additional testing, redesign or validation efforts. We make significant investment in the continued improvement of our products and maintain appropriate warranty reserves for known and unexpected issues; however, the estimation of warranty reserves and loss contract accruals involves judgment and is subject to change based on actual experience, and unknown malfunctions or defects could result in unexpected material liabilities and could adversely affect our business, financial condition, results of operation, cash flows and prospects. In addition, remediation efforts, recalls, retrofits or increased service obligations could divert management and engineering resources and increase operating costs. An actual or perceived problem could adversely affect the market’s perception of our products resulting in a decline in demand for our products or reluctance by customers to place repeat or follow-on orders, which may materially and adversely affect our business, financial condition, results of operations, cash flows, and prospects.

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

We have in the past experienced and may in the future experience problems with the operation of our current information technology systems or the technology systems of third parties on which we rely, as well as the development and deployment of new information technology systems, which could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. Our reliance on third-party service providers, cloud-based platforms and vendors increases our exposure to cybersecurity incidents and system failures that may be outside of our direct control. The inability to implement new systems or delays in implementing new information technology systems may also affect our ability to realize projected or expected cost savings. Additionally, the inability to implement or any delays in implementing new security measures can also affect our ability to protect against increasingly sophisticated threat actors. Any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws.

The rapid evolution of artificial intelligence has the potential to disrupt existing business models and markets and could result in a material adverse effect on our business. If we do not successfully integrate artificial intelligence in a timely and cost-effective manner, we may not fully realize anticipated efficiencies, cost savings, or service improvements. If artificial intelligence systems or tools do not operate as expected, it could result in adverse operational, safety, reputational, financial, legal, privacy, data security, or other outcomes.

Information technology system, network or operational technology disruptions could harm the Company’s operations. Failure to effectively prevent, detect, and recover from security compromises or breaches, including cyber-attacks, could result in the misuse of company assets, unauthorized use or publication of our trade secrets and confidential business information, loss, corruption or unavailability of data, disruption to the Company, diversion of management resources, regulatory inquiries, legal claims or proceedings, reputational damage, loss of sales, reduction in value of our investment in research and development, among other costs to the company. We have experienced, and may experience in the future, both successful and unsuccessful attempts to gain unauthorized access to our information technology systems. For example, in or around March 2023, an unauthorized actor accessed our computer network and executed a ransomware attack, resulting in the encryption of certain of our computer systems, including systems used to store proprietary and confidential data, and exfiltration of personal information related to certain individuals. Upon detection, we took immediate steps to contain, assess and remediate the incident, including engaging outside legal counsel and external forensic investigators. We restored the affected systems and our business remained operational with no material disruption during the restoration period. However, similar or more severe incidents could occur in the future, and the costs and consequences of any such incidents may be greater as our operations and data footprint expand.

The risk of a security compromise, breach, or disruption, particularly through cyber-attacks, or cyber intrusion, including by computer hackers, insider threats, and cyber terrorists, has generally increased as cyber-attacks have become more prevalent and harder to detect and fight against and threat actors continue to become more sophisticated in their malicious techniques. Additionally, outside or unauthorized parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information through phishing emails or deceptive advertising campaigns. We actively seek to prevent, detect, and investigate any unauthorized access. These threats are also continually evolving, and as a result, will become increasingly difficult to detect. Changes in workforce practices, including remote or hybrid work arrangements, and the use of personal or mobile devices, may increase cybersecurity risks. Despite the implementation of network security measures, our information technology system has been and could be penetrated by outside or unauthorized parties. To date, these risks, threats or attacks have not had a material impact on our operations, business strategy or financial results, but we cannot provide assurance that they will not have a material impact in the future. In addition, evolving cybersecurity, privacy and data-protection laws and regulations may impose additional obligations, increase compliance costs, or expose us to regulatory enforcement or litigation following a cybersecurity incident. Going forward, we may expend additional resources, expenses, and legal and professional fees to further enhance the security of our information technology systems and continually assess our current security measures. In addition, we may be subject to governmental investigations, enforcement actions, regulatory fines or litigation, or we may suffer from reputational damage or public statements against us as a result of unauthorized access to our information technology systems.

We may not be able to protect important intellectual property and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

PEM fuel cell technology was first developed in the 1950s, and fuel processing technology has been practiced on a large scale in the petrochemical industry for decades. Accordingly, we do not believe that we can establish a significant proprietary position in the fundamental component technologies in these areas. However, our ability to compete effectively will depend, in part, on our ability to protect our proprietary system level technologies, systems designs and manufacturing processes. We rely on patents, trademarks, trade secrets, and other policies and procedures related to confidentiality to protect our intellectual property. However, some of our intellectual property is not covered by any patent or patent application and instead relies on trade secrets, know-how and confidentiality protections. Moreover, we do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. Intellectual property disputes, whether meritorious or not, may be costly, time-consuming and disruptive, may divert management attention, and could result in injunctions, damages, settlement payments or licensing obligations. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to obtain and enforce. In addition, we do not know whether the USPTO will grant federal registrations based on our pending trademark applications. Even if federal registrations are granted to us, our trademark rights may be challenged. It is also possible that our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. We could incur substantial costs in prosecuting or defending trademark infringement suits or other proceedings relating to brand protection.

Furthermore, we might encounter difficulties protecting intellectual property rights in foreign jurisdictions. Certain jurisdictions do not favor the enforcement of patents, trade secrets, and other intellectual property protection. Enforcement of our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and adverse impacts to our intellectual property rights or limit the remedies available to us.

Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third party patents, we could be required to pay substantial royalties and/or damages, enter into costly licensing arrangements, or be subject to injunctions. We do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non infringing intellectual property.

We may need to pursue lawsuits or legal action in the future to enforce our intellectual property rights, to protect our trade secrets and domain names, and to determine the validity and scope of the proprietary rights of others. Competitors or other third parties may file patent or trademark applications or obtain intellectual property rights that block, challenge or compete with ours, which could require us to participate in oppositions, invalidity challenges, interference or other proceedings. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time consuming, and we could use a substantial amount of our management and financial resources in either case.

Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any competitive advantages we may have and could adversely affect our business, financial condition and results of operations.

Our financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States (“GAAP”) are subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Annual Report on Form 10-K regarding the effect of new accounting pronouncements on our financial statements. Changes in accounting standards or interpretations may require us to change our accounting policies, systems, processes or internal controls, and may require significant management time and resources to implement. Any difficulties in implementing new accounting standards or interpretations, or in applying such standards consistently, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Further, the implementation of new accounting pronouncements or a change in other principles or interpretations could have a significant effect on our financial results.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. For example, our revenue recognition, loss accruals for service contracts and impairment of long-lived assets policies are complex, and we often must make estimates and assumptions that could prove to be incorrect. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates are inherently uncertain and are subject to change based on new information or changes in circumstances. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, valuation of inventories, loss accrual for service contracts, impairment of long-lived assets, and provision for common stock warrants. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could result in material changes to our reported results of operations, financial condition or disclosures from period to period and cause our operating results to fall below the expectations of investors, resulting in a decline in our stock price.

Our products use, or generate, flammable fuels that are inherently dangerous substances, which could subject our business to product safety, product liability, other claims, product recalls, negative publicity, or heightened regulatory scrutiny of our products.

Our fuel cell systems use hydrogen gas in catalytic reactions. While our products do not use this fuel in a combustion process, hydrogen gas is a flammable fuel that could leak and combust if ignited by another source. Further, any such accidents involving our products or other products using similar flammable fuels could materially suppress demand for, or heighten regulatory scrutiny of, our products. Our expansion into electrolyzer manufacturing, hydrogen production, and the transport of hydrogen fuel similarly involve hydrogen in either gaseous or liquified form. The storage, handling and transport of hydrogen, including liquefied hydrogen, can present additional risks, including leaks, fires, explosions, and hazards associated with cryogenic materials, and may be subject to evolving codes, standards, and permitting and compliance requirements. Additionally, the production of hydrogen through electrolysis also results in the generation of oxygen. Oxygen-enriched environments can increase the flammability of materials and ignition risk, and failures in separation or control systems could increase safety incidents or regulatory scrutiny. As a result, oxygen must be separated and controlled during the hydrogen production process. Such activities are subject to potential risks and liabilities associated with flammable gases.

The risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing, marketing and sale of fuel cell products, electrolyzers, hydrogen production, and in products fueled by hydrogen, which is a flammable gas. Any liability for damages resulting from malfunctions or design defects could be substantial and could materially adversely affect our business, financial condition, results of operations and prospects. Even if claims are not successful, they could be time-consuming and expensive to defend, could divert management attention and could adversely affect customer adoption. In addition, an actual or perceived problem with our products could adversely affect the market’s perception of our products resulting in a decline in demand for our products, which may materially and adversely affect our business, financial condition, results of operations and prospects. See Note 25, “Commitments and Contingencies.” Our insurance coverage may be unavailable on acceptable terms, may not be maintained in adequate amounts, or may not cover all liabilities that could arise in connection with such incidents.

Our success depends on our ability to improve our financial and operational performance and execute our business strategy.

If we fail to implement our business strategy, our financial condition and results of operations could be adversely affected. Our future financial performance and success depend in large part on our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to continue improving our operating results. In particular, we cannot assure you that we will be able to successfully execute our ongoing, or any future, investments, achieve operating cost savings targeted through focused improvements and capacity optimization, including improvements to service performance through scale of manufacturing and vertical integration, and opportunistically pursue strategic transactions. We have announced and are executing initiatives intended to improve margins, cash flow and liquidity, including cost-reduction and operational efficiency programs, and our ability to achieve the anticipated benefits of these initiatives is subject to significant execution risk.

Implementation of our business strategy may be impacted by factors outside of our control, including competition, commodity price fluctuations, industry, legal and regulatory changes or developments and general economic and political conditions. In addition, capital market conditions, the availability and cost of financing, and our liquidity position may constrain the timing, scope or prioritization of investments and may require us to defer, modify or discontinue certain initiatives or projects. Any failure to successfully implement our business strategy could adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Although we have undertaken and expect to continue to undertake productivity and manufacturing system and process transformation initiatives to improve service performance, we cannot assure you that all of these initiatives will be completed or that any estimated cost savings from such activities will be fully realized. These initiatives may be complex and disruptive to implement and may require significant management attention and resources. Even when we are able to generate new efficiencies in the short- to medium-term, we may not be able to continue to reduce costs and increase productivity over the long-term. There can be no assurance if and when any of these initiatives will be successfully and fully executed or completed. If we are unable to achieve sustained improvements in margins, cash flow and operational execution, we may be required to undertake additional cost-reduction, restructuring or strategic actions, which could further disrupt our business and adversely affect our results of operations.

D. REGULATORY RISKS

Our ability to monetize clean energy tax credits and similar incentives may be limited, delayed or subject to challenge, which could adversely affect our liquidity and results of operations.

We may seek to monetize federal, state or other incentives, including by transferring eligible tax credits to third parties where permitted. The timing, amount and certainty of any proceeds depend on numerous factors, including continued availability of credit transfer markets, pricing and demand for transferred credits, counterparty willingness and performance, and our ability (and our customers’ ability, where relevant) to satisfy evolving statutory, regulatory and administrative requirements, including substantiation, documentation and prevailing wage and apprenticeship requirements, and limitations on components and products sourced from Prohibited Foreign Entities such as China. Unclear or changing incentive guidance can delay or reduce tax equity/credit monetization and may create indemnity or other exposure. In addition, tax credits and related attributes may be subject to audit or challenge by taxing authorities, including on eligibility, placed-in-service timing, qualification requirements, or other technical criteria, which could result in disallowance, recapture, penalties or interest and could require us to return proceeds or indemnify counterparties. Any inability to monetize credits on acceptable terms, or at all, could reduce liquidity and increase our cost of capital.

Changes in U.S. or foreign trade policies, treaties, tariffs and taxes as well as geopolitical conditions and other factors could have a material adverse effect on our business.

Our business is dependent on the availability of raw materials and components for our products, particularly electrical components common in the semiconductor industry and other critical components used in hydrogen production, liquefaction, storage and fuel cell systems. Our business is subject to risks generally associated with doing business abroad, such as U.S. and foreign governmental regulation in the countries in which we operate and the countries in which our manufacturers, component suppliers, and other business partners are located. For example, geopolitical conflicts, any potential worsening or expansion of these conflicts and wars, and any related sanctions or tariffs, could impact supply chains, trade and movement of resources and the price of commodities and affect our ability to obtain raw materials. In addition, disruptions to global shipping routes and logistics networks, heightened port and border enforcement, and cybersecurity incidents arising from geopolitical tensions could further disrupt the flow of goods and increase costs.

Although we currently maintain alternative sources for raw materials, if we are unable to source our products from the countries where we wish to purchase them, either because of the occurrence or threat of wars or other conflicts, regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could have a material adverse effect on our business and our results of operations. In addition, further escalation of these geopolitical conflicts, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, further increases or fluctuations in commodity and energy prices, further disruptions to the global supply chain and other adverse effects on macroeconomic conditions.

Beyond tariffs and sanctions, countries also could adopt other measures, such as taxes or controls on imports or exports of goods, which could adversely affect our operations and supply chain. Governments may also impose export controls, entity-based restrictions, licensing requirements, antidumping or countervailing duties, or other non-tariff barriers that restrict the availability of components, equipment or materials (including items used in electronics, manufacturing and energy infrastructure). For example, since 2025 and into 2026, the U.S. government has announced and implemented multiple new tariff and trade measures and has deployed alternative statutory authorities to reconfigure the U.S. tariff policy, including a temporary global tariff under Section 122 of the Trade Act of 1974 announced in February 2026.

We cannot predict what additional changes to trade policy may be made by the presidential administration or Congress, regulatory agencies or foreign governments, including whether existing tariff policies will be maintained, modified, suspended, reinstated or invalidated through judicial action, what products or countries may be subject to such policies, whether exemptions (including for certain shipments or categories of goods) will be available, or the effects that any such changes would have on our business. Recent U.S. Supreme Court decisions affecting the scope of administrative agency authority and standards of judicial deference may result in increased legal challenges to trade regulations, tariff actions, export controls or other agency rulemaking, which could create additional uncertainty, delay implementation of trade measures or result in modification or invalidation of existing rules. Such developments could lead to abrupt shifts in applicable trade requirements and increase compliance complexity and costs.

In addition, changes in U.S. trade policy have resulted, and could again result, in reactions from U.S. trading partners, including adopting responsive trade policies. For example, foreign governments have announced retaliatory tariffs and other countermeasures in response to U.S. tariff actions. Some retaliatory measures have later been paused, modified or extended pursuant to bilateral negotiations or administrative actions through late 2026, but remain subject to re-escalation. These changes in U.S. trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the United States as a result of such changes, could have an adverse impact on our business, financial position, results of operations, and liquidity. Any such actions may also increase lead times, require changes to sourcing strategies, increase compliance and administrative costs, and expose us to supply constraints or price volatility for key components, which could materially adversely affect our business, financial condition, results of operations and liquidity.

The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, or the failure to renew such subsidies and incentives, could reduce demand for our products, lead to a reduction in our revenues, and adversely impact our operating results and liquidity.

We believe that the near-term growth of alternative energy technologies will be affected by the availability and size of government and economic incentives. Many of these government incentives expire, phase out over time, may be reduced or discontinued, may be subject to budgetary constraints or appropriations and other administrative limitations, may be implemented differently by changes in administrative agencies, or require renewal by the applicable authority. For example, the IRA contained hundreds of billions of dollars in credits and incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, among other provisions. The IRA contained numerous tax incentives relevant to us, including: (i) the Section 45V Clean Hydrogen Production Tax Credit, which provides a production tax credit of up to $3 per kg of qualified clean hydrogen over a 10-year credit period for the production of qualified clean hydrogen at a qualified facility in the United States; and (ii) the Section 48E Clean Electricity Investment Tax Credit, a technology-neutral investment tax credit for qualifying zero emissions electricity generation and energy storage facilities placed in service beginning in 2025. Further in July 2025, the current administration signed the One Big Beautify Bill Act (“OBBBA”) into law, which substantially amended, or in some-instances terminated, federal energy tax credits.

Since enactment of the IRA and OBBBA, the U.S. Department of the Treasury, the Internal Revenue Service (“IRS”) and other agencies have issued extensive guidance and final regulations implementing these incentives. These rules are complex, continue to evolve, and may require significant compliance efforts, capital investment, documentation, verification and ongoing monitoring. The effect of these requirements on our ability, or the ability of our customers, to qualify for and monetize such incentives is not fully known. In addition, changes in federal policy, including changes in administration priorities, agency interpretation or implementation, or legislative action by Congress, could reduce, delay, modify or eliminate certain incentives or impose additional eligibility requirements. For example, on January 20, 2025, the current administration issued an executive order directing agencies to pause or review the disbursement of certain funds appropriated under the IRA and the Infrastructure Investment and Jobs Act, and related guidance has been issued regarding implementation. The scope, duration and ultimate impact of such actions remain uncertain. Further, the passage of the OBBBA imposed additional criteria around certain tax credits concerning the potential ineligibility of clean energy properties using manufactured products, components, and certain materials from “Prohibited Foreign Entities” such as Chinese-based component suppliers. The regulatory guidance and rulemakings concerning Prohibited Foreign Entities is not finalized and their effects on the Company and our products remains unknown. To the extent grants, loans, contracts, direct-pay tax credits or other forms of federal support are delayed, re-scoped, suspended or terminated, our business, results of operations and liquidity could be materially adversely affected.

The Company’s ability to ultimately benefit from tax credits and incentives is not guaranteed and is dependent upon its ability to comply with the federal government’s implementation, guidance, rulemakings, and/or regulations applicable to such incentives and programs.

If government incentives are reduced, delayed, unavailable, difficult for which to qualify or difficult to monetize, our customers may delay, scale back, or cancel projects, demand for our products and services could decline, and our revenues, operating results and liquidity could be materially adversely affected.

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

In addition, climate change-related and other ESG disclosure requirements are evolving in the United States and internationally and may require us to incur significant costs to collect, verify, audit and publicly report additional information, including greenhouse gas (“GHG”) emissions and climate-related financial risks.

These requirements may apply directly to us or indirectly through our customers, suppliers, financing sources and other stakeholders. They may also evolve through rulemakings, guidance, litigation, or changes in political or regulatory priorities, which could create uncertainty regarding scope, timing and compliance obligations. For example, the SEC adopted climate-related disclosure rules in March 2024, which have been subject to ongoing litigation and were voluntarily stayed, and in March 2025 the SEC voted to end its defense of those rules. The ultimate scope and status of any federal climate disclosure requirements therefore remains uncertain. In addition, certain states have adopted climate disclosure regimes that may apply to companies doing business in those states, including California’s climate disclosure laws (SB 253 and SB 261), for which implementing regulations have been proposed and enforcement and scope have been subject to legal challenges, including a court-ordered pause of SB 261 while SB 253 remains in effect. Outside the United States, sustainability reporting regimes such as the EU Corporate Sustainability Reporting Directive may apply to certain companies with EU operations or subsidiaries, and EU requirements have been subject to significant ongoing policy debate and potential scope changes. If applicable to us, these regimes could require enhanced disclosures, third-party assurance, new governance and controls, and expanded supply-chain and lifecycle data collection. Failure to comply could result in penalties, enforcement actions, private litigation, reputational harm, or reduced access to capital or commercial opportunities.

Our facilities in the U.S. are subject to regulation by OSHA, which regulates the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities and local residents. We are also subject to occupational safety regulations in other countries. Our failure to comply with government occupational safety regulations, including OSHA requirements, or general industry standards relating to employee health and safety, keep adequate records or monitor occupational exposure to regulated substances could expose us to liability, enforcement, and fines and penalties, and could have a material adverse effect on our business, operating results, cash flows, or financial condition. In particular, because our operations and products involve hydrogen and other hazardous materials, we are subject to additional safety and hazardous materials requirements (including standards applicable to hydrogen systems and storage) and industry codes and standards that may be adopted by regulators or incorporated into permits. Violation of these laws or regulations or the occurrence of an explosion or other accident in connection with our fuel cell systems at our properties or at third party locations could lead to injuries, property damage, litigation, substantial liabilities and sanctions, including fines and penalties, cleanup costs, manufacturing delays or the requirement to undertake corrective action. Such incidents could also result in facility shutdowns, increased inspections, permit modifications, or additional compliance requirements for us or our customers. Further, environmental laws and human health and safety regulations, and the administration, interpretation, and enforcement thereof, are subject to change and may become more stringent in the future, each of which could materially adversely affect our business, financial condition, and results of operations. Each of these considerations is further magnified by our expansion into new regulatory jurisdictions with which we may be unfamiliar. Compliance in new jurisdictions may require additional permitting, engineering controls, employee training, monitoring, and reporting, and could increase the cost and time required to construct or operate facilities or deploy products.

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

Corporate responsibility practices and ratings are important to some investors and other stakeholders who may have differing and conflicting views as to their preferred approach to corporate responsibility matters. Expectations regarding corporate responsibility may impact our business practices and the price of our securities. Changing practices have in the past and may in the future include expanded mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, inclusion and diversity, labor, and risk oversight, and these could expand the nature, scope, and complexity of matters that we are required to control, assess and report on, which may prove difficult, expensive and time consuming. In addition, evolving government regulations, investor expectations, rating methodologies and stakeholder demands related to corporate responsibility matters may require changes to our business practices, governance structures, controls, systems or capital allocation, including increasing expenses or capital expenditures. We have communicated certain initiatives regarding ESG matters and we may in the future communicate revised or additional initiatives. If our initiatives are unsuccessful or we fail to satisfy the expectations of investors, employees and other stakeholders, our reputation could be adversely affected. In addition, actual or perceived inconsistencies between our public disclosures, stated goals, targets or commitments and our practices or performance could expose us to reputational harm, litigation, regulatory scrutiny or allegations of “greenwashing.” Corporate initiatives relating to ESG matters have, in some cases, attracted increased public, political, regulatory and legal scrutiny. Legislation, regulatory initiatives, litigation, legal opinions, federal executive orders and increased scrutiny related to corporate responsibility matters could expose the Company to additional compliance obligations, costs, and potential liabilities.

We acknowledge the significant challenge presented by climate change, and see our transformational work in developing cost-effective, renewable hydrogen, and fuel cell energy as part of the solution. While our technologies are intended to support decarbonization, climate change presents risks to our business that are beyond our control. We acknowledge that climate change will potentially have wide-ranging impacts, including potential impacts to our Company. Unanticipated environmental, societal, economic, or geopolitical effects of climate change might affect business operations. For example, increasingly severe and frequent weather events might disrupt our supply chain or adversely affect our customers. Relatedly, government policies addressing climate change could similarly impact our business operations. There is no guarantee that such potential changes in laws, regulations, or policies will be favorable to our Company, our technologies, our customers or suppliers, and such changes could adversely affect our business, financial condition and results of operations.

Our business is subject to government regulation.

Our products are subject to certain federal, state, local, and non U.S. laws and regulations, including, for example, state and local ordinances relating to building codes, fire codes, public safety, electrical and gas pipeline connections, hydrogen transportation and siting and related matters. See Item 1, “Business — Government Regulations,” for additional information. The regulatory framework applicable to hydrogen and hydrogen-related infrastructure in the United States is complex and involves multiple agencies and levels of government, and requirements may differ significantly by jurisdiction. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Further, as products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our ability to manufacture, distribute, install and service our products. Any regulation of our products, whether at the federal, state, local or foreign level, including any regulations relating to the production, operation, installation, and servicing of our products may increase our costs and the price of our products, and noncompliance with applicable laws and regulations could subject us to investigations, sanctions, enforcement actions, fines, damages, civil and criminal penalties, or injunctions. In particular, because our products and operations involve hydrogen and other hazardous materials, we may be subject to evolving codes, standards, certification requirements and permitting conditions applicable to hydrogen production, storage, handling, fueling and transportation, including requirements that may be adopted or incorporated by reference into building and fire codes and operating permits. Compliance may require additional engineering controls, testing, documentation, employee training, inspections, reporting, and ongoing operational monitoring, and could increase the time and cost required to deploy products or commission facilities. Furthermore, certain business activities may require the Company to navigate a myriad of state or local-level laws and regulations. For example, the development, construction and operation of hydrogen production and liquefaction facilities, and associated logistics, may require multiple permits and approvals and compliance with jurisdiction-specific conditions and safety requirements. If any governmental sanctions are imposed, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

There is no guarantee that local, state, federal, or international jurisdictions will adopt laws, regulations and policies that are favorable to hydrogen or fuel cell technologies. As various jurisdictions pursue, modify, or eliminate climate change and decarbonization policies, hydrogen and fuel cell technologies may be subject to increased, decreased, or inconsistent regulatory scrutiny and oversight. Regulatory requirements could also be implemented in a manner that favors competing technologies or alternative approaches, or could restrict certain deployment models or end uses, which could reduce demand for our products and services or require us to modify our business practices. In addition, delays in permitting, changes in code interpretations, evolving standards, or inconsistent enforcement across jurisdictions could delay customer deployments, delay commissioning of facilities, increase compliance costs, or limit our ability to operate or expand in certain locations.

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

In addition, changes in U.S. tax law, including the corporate alternative minimum tax enacted under the IRA, and related Treasury and IRS guidance, could increase our tax compliance burdens and, depending on our financial statement income and other factors, could adversely affect our effective tax rate, cash taxes and results of operations. Tax laws and interpretations in non-U.S. jurisdictions are also evolving, including implementation in many countries of the OECD/G20 “Pillar Two” global minimum tax rules. These rules may apply to multinational groups that meet certain revenue thresholds and could result in additional “top-up” taxes in jurisdictions where our effective tax rate is below the required minimum, increased compliance and reporting obligations, and greater uncertainty regarding our global tax position. In addition, recent U.S. policy statements regarding the OECD tax agreement and potential responses to foreign “top-up” taxes or other extraterritorial tax regimes may further increase uncertainty and could contribute to retaliatory tax measures or trade actions that affect our operations.

In addition, as our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions and in foreign tax jurisdictions as we expand internationally, which requires additional expertise to ensure compliance with various domestic and international tax laws. The development of our global tax footprint and compliance with these laws may impact how we conduct our business and affect our financial position, operating results, and cash flows. Changes in tax law, regulations, guidance or audit practices could require us to change our business structure, intercompany arrangements, transfer pricing policies or financing arrangements, and could result in additional tax expense, interest and penalties, or cash tax payments.

The changes in the carryforward/carryback periods as well as the new limitations on use of net operating losses (“NOLs”) may significantly impact our valuation allowance assessments for NOLs.

Changes in U.S. federal income or other tax laws or the interpretation of tax laws may impact our tax liabilities. For example, changes enacted under the Tax Cuts and Jobs Act of 2017 and subsequent amendments (including the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) significantly modified the rules governing NOL carrybacks, carryforwards and limitations on utilization. As of December 31, 2025, we had federal NOL carryforwards of

$3.8 billion, which begin to expire in various amounts and at various dates in 2033 through 2037 (other than federal NOL carryforwards generated after December 31, 2017, which are not subject to expiration). As of December 31, 2025, we also had federal research and development tax credit carryforwards of $25.9 million, which begin to expire in 2033. Utilization of our NOLs and research and development tax credit carryforwards may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions are triggered by changes in our ownership. In general, an ownership change occurs if there is a cumulative change in the ownership of the Company by “5-percent shareholders” that exceed 50 percentage points over a rolling three-year period. Based on studies of the changes in ownership of the Company, it has been determined that a Section 382 ownership change occurred in 2013 that limited the amount of pre-change NOLs that can be used in future years. NOLs incurred after the most recent ownership change are not subject to Section 382 of the Code and are available for use in future years. However, even if Sections 382 and 383 do not apply, NOL utilization may be limited under current law. If we undergo any ownership changes, our ability to utilize our NOL carryforwards or research and development tax credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Any such limitation may significantly reduce our ability to utilize our NOL carryforwards and research and development tax credit carryforwards before they expire. Our NOL carryforwards and research and development tax credit carryforwards may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOL carryforwards or research and development tax credit carryforwards.

The CARES Act modified, among other things, rules governing NOLs. NOLs arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the NOLs into account) for tax years beginning after December 31, 2020. In addition, NOLs arising in tax years 2018, 2019, and 2020 are subject to a five year carryback and indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. In general, under current law, most taxpayers cannot carry back NOLs arising in taxable years beginning after December 31, 2020 (subject to limited exceptions), and NOLs generated after 2017 that are carried forward are generally limited to offsetting up to 80% of taxable income in a given year. If and when we determine that it is more likely than not that some or all of our deferred tax assets (including NOLs and tax credit carryforwards) will be realized, the limitations on the timing and amount of NOL utilization, the lack of carryback availability, and other changes in tax law or interpretation could affect the amount and timing of any valuation allowance release and could materially affect our income tax provision and effective tax rate.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.

Our contracts are primarily denominated in U.S. dollars, and therefore a significant portion of our revenue is not directly subject to transaction-based foreign currency risk. However, changes in foreign currency exchange rates, including both a strengthening or weakening of the U.S. dollar, could increase the real cost of our offerings to our customers outside of the United States or reduce the U.S. dollar value of revenues or cash flows generated outside the United States, which could adversely affect our operating results and competitive position in certain markets. In addition, an increasing portion of our operating revenues and operating expenses are earned or incurred outside of the United States, and an increasing portion of our assets are held outside of the United States. These operating revenues, expenses, and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. As a result, adverse movements in exchange rates could negatively affect our results of operations, cash flows, financial condition and balance sheet measurements through both transaction and translation effects. Although we may from time to time consider entering into hedging arrangements, we may not be able to effectively hedge our exposure to foreign currency risk, such hedging activities may be costly, and any hedging strategies we implement may not fully mitigate the impact of currency fluctuations.

Additionally, global events as well as geopolitical developments, tensions between the United States and certain foreign nations, and other geopolitical instability affecting regions where we do business (including Europe, Australia, Asia and the broader EMEA region), fluctuating commodity prices, trade tariff developments, and inflation have contributed, and may continue to contribute, to heighted volatility in global financial markets, shifting interest rate expectations, and significant fluctuations in foreign currency exchange rates, which could amplify the impact of currency movements on our business. Given our limited historical use of foreign currency hedging, we may not be able to effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely affect our operating results.

E. STRATEGIC RISKS

We may be unable to establish or maintain relationships with third parties for certain aspects of continued product developments, manufacturing, distribution, sale, servicing, and supply components for our products.

We will need to maintain and may need to enter into additional strategic relationships in order to complete our current development and commercialization plans regarding our fuel cell products, electrolyzers, hydrogen production, and potential new business markets. Our ability to expand into new markets and execute large-scale deployments may depend on strategic collaborators, joint ventures and other third parties, including for regional distribution, local permitting and execution capabilities, and customer and project development. We may also require partners to assist in the sale, servicing, and supply of components for our current and anticipated products and projects, which are in development. If we are unable to identify, negotiate, enter into, and maintain satisfactory agreements with partners, including those relating to the supply, distribution, service and support of our current and anticipated products and projects, we may not be able to complete our product development and commercialization plans on schedule or at all. We may also need to scale back these plans in the absence of needed partners, which could adversely affect our future prospects for development and commercialization of future products and projects. In addition, certain strategic collaborations may involve shared governance, minority ownership positions, or reliance on a partner’s operational, financial and compliance capabilities, and disagreements, disputes or performance issues could delay or prevent execution of plans in the applicable region or market. While we have entered into relationships with suppliers of some key components for our products, we do not know when or whether we will secure supply relationships for all required components and subsystems for our products, or whether such relationships will be on terms that will allow us to achieve our objectives. Some components and subsystems may be available from a limited number of suppliers or may require qualification, certification or long lead times, and suppliers may experience capacity constraints, quality issues, financial distress or other disruptions that could impair our supply or increase costs. Our business prospects, results of operations, and financial condition could be harmed if we fail to secure and maintain relationships with entities that can develop or supply the required components for our products and provide the required distribution and servicing support. Our reliance on third parties may also increase as we pursue capital discipline, adjust project timing, or shift execution models (including using more customer- or partner-led financing, procurement or project delivery structures), which could reduce our control over schedules, performance and customer experience. Additionally, the agreements governing our current relationships allow for termination by our partners under certain circumstances, some of which are beyond our control. If any agreements with our partners were to terminate, there could be a material adverse impact on the continued development and profitable commercialization of our products and the operation of our business, financial condition, results of operations, and prospects. In addition, our partners or customers may delay, scale back, renegotiate or terminate projects due to changes in financing availability, policy incentives, permitting outcomes, local market conditions or their own strategic priorities, which could adversely affect our expected revenues, margins, and growth plans.

We may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets, or properties, and any inability to do so may disrupt our business and hinder our ability to grow, divert the attention of key personnel, disrupt our business, and impair our financial results.

We continually evaluate strategic alternatives, and from time to time, we may consider opportunities to enter into strategic initiatives, including mergers or other business combinations, acquisitions, divestitures, joint ventures, minority investments, assets purchasers or sales, strategic partnerships or other initiatives, which may enhance our capabilities, expand our manufacturing network, complement our current offerings, or expand the breadth of our markets.

Any strategic transaction, including a potential merger or other business combination, involve numerous risks, any of which could harm our business, including, among other things:

●	expenses, delays, or difficulties in integrating or separating businesses, facilities, technologies, products, operations, personnel, systems, internal controls and existing contracts, including the failure to realize the anticipated benefits or synergies;
●	expending significant cash, assuming liabilities or incurring debt or other financing obligations, which could restrict our business, increase our cost of capital or require the use of available cash to service obligations;
●	mistaken assumptions regarding market demand, volumes, project timing, revenues, costs, capital requirements, working capital needs or synergies;
●	negative perceptions by customers, suppliers, regulators, financial markets or investors, including adverse effects on our stock price;

●	difficulty supporting and transitioning customers and suppliers or maintaining strategic relationships and commercial arrangements;
●	inability to achieve anticipated efficiencies, cost savings or operational improvements, or to improve margins or cash generation;
●	the assumption of known or unknown liabilities (including environmental, product, tax, regulatory, litigation or cybersecurity liabilities) and limitations on contractual protections or indemnities;
●	exposure to potential lawsuits, claims, investigations or enforcement actions;
●	limitations on rights to indemnity, insurance recoveries or other remedies;
●	diversion of management’s and employees’ attention from executing our operating plan, including initiatives focused on capital discipline, liquidity and operational performance;
●	unforeseen difficulties operating in new geographies or regulatory regimes;
●	loss of key employees, management, technical talent or customers, or difficulties retaining personnel;
●	the price we pay or other resources devoted may exceed the value realized; or
●	opportunity costs and the inability to generate sufficient cash flow to offset transaction costs and integration expenses.

In addition, a potential merger or other business combination could require significant management time and resources, may be subject to stockholder approval and regulatory review, may involve substantial transaction costs, and could result in dilution to stockholders, increased leverage, restrictive covenants or other ongoing obligations.

Our failure to successfully complete or integrate such strategic transactions could have a material adverse effect on our financial condition and results of operations. Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete, and integrate suitable counterparties, businesses, assets, technologies, operations or arrangements and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. We do not know if we will be able to identify strategic transactions or relationships we deem suitable, whether we will be able to successfully complete any such transactions on favorable terms or at all, or whether we will be able to successfully integrate the businesses, assets, operations or personnel involved in any such transaction into our business or retain any key personnel or suppliers. In addition, if we finance strategic transactions by issuing equity securities, our existing stockholders may be diluted. As a result, if our forecasted assumptions for these strategic transactions or initiatives are not accurate, we may not achieve the anticipated benefits of any such transactions, and we may incur costs in excess of what we had anticipated.

We may pursue asset monetizations or other strategic transactions to improve liquidity, and we may be unable to complete such transactions on the terms or timeline we expect, or at all.

From time to time, we may explore strategic alternatives or transactions intended to enhance liquidity or reallocate capital, including monetizations of contractual rights or other assets. Any announced or contemplated transaction may be subject to non-binding indications of interest, negotiation of definitive documentation, due diligence, regulatory or third-party approvals, financing conditions and other closing conditions, and may be delayed, restructured or not completed. Even if completed, such transactions could involve ongoing obligations, restrictions, counterparty performance risk, or opportunity costs that may not achieve the expected benefits.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. For example, during the most recent 52-week period, the trading price of our common stock fluctuated from a high of $4.58 per share to a low of $0.69 per share. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders, including one or more of our strategic partners, events relating to our determination to restate certain of our previously issued consolidated financial statements, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, periodically, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Such market price volatility could adversely affect our ability to raise additional capital. Furthermore, technical factors in the public trading market for our common stock may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging or other technical trading factors.

In recent years, our common stock has traded at low price levels, and we have stockholder approval to provide our Board with flexibility to effect a reverse stock split, which can increase volatility and may not improve the long-term performance of our stock. Sustained low trading prices also may increase the risk of non-compliance with applicable listing standards and could reduce institutional investor interest or analyst coverage. If we fail to comply with any continued listing standards, we may be subject to deficiency notices, additional compliance obligations, and, if we are unable to regain compliance within applicable cure periods, delisting, which could reduce the liquidity and market price of our common stock, increase volatility, limit investor access to our securities, and make it more difficult for us to raise capital on acceptable terms, or at all. We also may be subject from time to time to litigation, regulatory inquiries or other proceedings that can increase volatility and create uncertainty. For example, a securities class action filed in March 2021 was dismissed in August 2023, and separate class action complaints relating to 2023, 2024 and 2025 stock price movements remain ongoing; such matters (and any similar future matters) could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition. See Note 25, “Commitments and Contingencies.”

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2025, there were approximately (i) 143,749,986 shares of common stock issuable upon conversion of the 6.75% Convertible Senior Notes at a conversion price of $3.00 per share and (ii) 568,032 shares of common stock issuable upon conversion of the 7.00% Convertible Senior Notes at a conversion price of $4.25 per share. In addition, as of December 31, 2025, we had outstanding options to purchase an aggregate of 50,759,350 shares of common stock at a weighted average exercise price of $6.26 per share, of which 20,561,750 were exercisable, and 230,260,619 shares of common stock issuable upon the exercise of warrants, of which 32,330,155 were exercisable as of December 31, 2025.

Moreover, subject to market conditions and other factors, we may issue shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement or otherwise. Any such issuance, including pursuant to any at-the-market agreements, such as our at-the-market offering program entered into with B. Riley Securities, Inc. and Yorkville Securities, LLC (as may be amended and extended from time to time), or any line of equity, such as the standby equity purchase agreement that we entered with YA II PN, LTD, could result in substantial dilution to our existing stockholders. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. In addition, the conversion of the notes (and any other convertible or exchangeable securities we may issue) or the exercise of outstanding options and warrants and future equity issuances will result in dilution to investors. The market price of our common stock could fall as a result of resales of any of these shares of common stock due to an increased number of shares available for sale in the market. This risk may be exacerbated by periods of market volatility, reduced liquidity in our common stock, or if we access equity-linked financing or other capital-raising transactions at prices that are dilutive to existing stockholders.

Provisions in our governing documents and Delaware law may discourage or delay an acquisition of the Company by a third party that stockholders may consider favorable and may limit a stockholder’s ability to bring a claim in a forum a stockholder finds favorable.

Our amended and restated certificate of incorporation, our amended and restated bylaws, and Delaware corporate law contain provisions that could have an anti-takeover effect and make it harder for a third party to acquire us without the consent of our Board. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions include, but are not limited to: the ability of our Board to issue shares of preferred stock in one or more series and to determine the terms of those shares, including preference and voting rights, without a stockholder vote; the exclusive right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board; the inability of stockholders to call a special meeting of stockholders; the prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; advance notice informational and procedural requirements for nominations for election to our Board or for proposing business to be brought before a stockholder meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; a prohibition against stockholders nominating a number of their own nominees at the annual meeting of the stockholders that exceeds the number of directors to be elected at such annual meeting; the ability of our Board, by majority vote and without stockholder approval, to amend the bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and staggered terms for our directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders.

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

Our cybersecurity risk management program includes a number of components, including information security program assessments and continuous monitoring of critical risks from cybersecurity threats using automated tools. We periodically engage third parties to conduct risk assessments on our systems, including penetration testing and other vulnerability analyses. In 2025, Plug continued to fortify its comprehensive cybersecurity and risk controls. We maintain an insider threat program designed to identify, assess, and address potential risks from within our Company and evaluate potential risks consistent with industry practices, customer requirements, and applicable law, including privacy and other considerations. We mandated an annual cybersecurity awareness training module, enhanced our Information Technology Infrastructure Library (ITIL) based discipline of change and incident management, and overhauled our monthly patching/vulnerability management rigor. Additionally, Plug continued leveraging top-tier third party support for external and perimeter examination: completing exhaustive Penetration Testing and Vulnerability Scans (performed by OrbitalFire), establishing a robust Network Operations Center (NOC), and leveraging industry-leading endpoint monitoring and detection services (CrowdStrike). Additionally, we have implemented an employee education program whereby employees are able to attend cybersecurity awareness training during the onboarding process.

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

Our governance framework includes oversight by the Audit Committee of the Board of Directors. The Audit Committee meets quarterly with the CFO regarding the cybersecurity risk management program, including as it relates to critical cybersecurity risks and cybersecurity initiatives and strategies. Additionally, on an annual basis, the VP of IT reports the current state of cybersecurity risk management to the full Board of Directors. The Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management.

Although we have designed our cybersecurity program and governance procedures above to mitigate cybersecurity risks, we have experienced, and we may in the future experience, threats to and breaches of our data and systems, including ransomware attacks and phishing attacks. To date, these risks, threats or attacks have not had a material impact on our operations, business strategy or financial results, but we cannot provide assurance that they will not have a material impact in the future. For more information about the cybersecurity risks we face, see the risk factor entitled “We are dependent on information technology in our operations, and the failure of such technology may adversely affect our business. Security breaches of our information technology systems, including cyber-attacks, ransomware attacks, or use of malware or phishing or other malicious techniques by threat actors, have in the past and could in the future lead to liability, impact our operations, or damage our reputation and financial results” in Item 1A, “Risk Factors.”

Item 2. Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of December 31, 2025, which we use for our single operating segment. In general, our operating properties are well maintained, suitably equipped, and in good operating condition:

Continent	Location	Facility	Size	Ownership Status
North America
New York
	Rochester	Manufacturing, research and development, and office	155,979 sq ft	Lease
	Slingerlands	Manufacturing, warehousing, and corporate offices	350,000 sq ft	Lease
Massachusetts
	Concord	Manufacturing	33,000 sq ft	Lease
Ohio
	Miamisburg	Service center	71,550 sq ft	Lease
Texas
	Houston	Manufacturing and office	192,446 sq ft	Lease
	Magnolia	Manufacturing and office	69,550 sq ft	Lease
Indiana
	LaFayette	Manufacturing and office	123,000 sq ft	Own
Georgia
	Kingsland	Hydrogen production plant	882,556 sq ft	Own
Tennessee
	Charleston	Hydrogen production plant	217,800 sq ft	Own
Louisiana
	St. Gabriel	Hydrogen production plant	371,000 sq ft	Joint venture
Europe
Netherlands
	Alphen aan den Rijn	Office	100,299 sq ft	Lease
	Hengelo	Research and development	3,100 sq ft	Lease
France
	Paris	Office	2,260 sq ft	Lease

See Note 10, “Operating and Finance Lease Liabilities,” to the consolidated financial statements for further discussion of the leases. We believe that our facilities are sufficient to accommodate our anticipated production volumes.

Item 3. Legal Proceedings

As disclosed in Note 25, “Commitments and Contingencies,” of the notes to the consolidated financial statements, we are engaged in certain legal proceedings, and the disclosure set forth in Note 25, “Commitments and Contingencies,” relating to legal and other contingencies is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record. Our common stock is traded on the NASDAQ Capital Market under the symbol “PLUG.” As of February 11, 2026, there were approximately 1,333 record holders of our common stock. However, management believes that a significant number of shares are held by brokers in “street name” and that the number of beneficial stockholders of our common stock exceeded 543,202.

Dividend Policy. We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our debt agreements, if any, and such other factors as our Board may consider.

Five-Year Performance Graph. Below is a line graph comparing the change in the cumulative total return of the Company’s common stock, based on the market price of the Company’s common stock, with the total return of companies included within the NASDAQ Clean Edge Green Energy Index (“CELS Index”) and the companies included within the Russell 2000 Index (“RUT Index”) for the period commencing December 31, 2020 and ending December 31, 2025. The calculation of the cumulative total return assumes a $100 investment in the Company’s common stock, the CELS Index and the RUT Index on December 31, 2020 and the reinvestment of all dividends, if any.

Index	2020	2021	2022	2023	2024	2025
Plug Power Inc.	$100.00	$83.25	$36.48	$13.27	$6.28	$5.81
NASDAQ Clean Edge Green Energy Index	$100.00	$96.95	$65.02	$60.17	$48.42	$63.52
Russell 2000 Index	$100.00	$113.68	$89.18	$102.64	$112.93	$125.68

●	This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
●	The stock price performance shown on the graph is not necessarily indicative of future price performance.
●	Assuming the investment of $100 on December 31, 2020 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company’s common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Annual Report on Form 10-K. In evaluating these statements, you should review Part I, Forward-Looking Statements, Part I, Item 1A, “Risk Factors” and our consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Information pertaining to fiscal year 2023 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 on page 47 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on February 29, 2024.

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

GenCare: GenCare is our ongoing “Internet of Things”-based maintenance and on-site service program for GenDrive fuel cell systems, GenSure fuel cell systems, GenFuel hydrogen storage and dispensing products.

GenKey: GenKey is our vertically integrated “turn-key” solution combining either GenDrive or GenSure fuel cell power with GenFuel fuel and GenCare aftermarket service, offering complete simplicity to customers transitioning to fuel cell power.

GenEco Electrolyzers: The design and implementation of 5MW and 10MW electrolyzer systems that are modular, scalable hydrogen generators optimized for clean hydrogen production. Electrolyzers generate hydrogen from water using electricity and can produce “green” hydrogen when powered by renewable energy inputs, such as solar or wind power.

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

GenSure: GenSure is our stationary fuel cell solution providing scalable, modular PEM fuel cell power to support applications on both a small and large power scale. For smaller applications, Plug’s Low Power GenSure supports backup and grid-support applications of the telecommunications, transportation, and utility sectors. Our High Power GenSure product line supports large scale stationary power, EV charging infrastructure, and data center markets.

Liquid Hydrogen: Liquid hydrogen provides an efficient fuel alternative to fossil-based energy. We produce liquid hydrogen at our production facilities in Tennessee, Georgia and Louisiana and through third-party supply arrangements, utilizing electrolyzer systems and liquefaction systems. Liquid hydrogen supply is used by customers in material handling operations, fuel cell electric vehicle fleets, and stationary power applications.

We provide our products and solutions worldwide through our direct sales force, and by leveraging relationships with original equipment manufacturers (“OEMs”) and their dealer networks. Plug is currently targeting Europe, Australia, North America and select international markets (including parts of Asia) for expansion in adoption of its hydrogen and electrolyzer solutions.

Recent Developments

In late 2025, we initiated an infrastructure optimization initiative which contemplates monetizing certain power-related infrastructure and contractual rights that are not central to our hydrogen and fuel cell strategy. As part of this initiative, in February 2026, we entered into a definitive agreement with Stream US Data Centers, LLC for the sale of land and associated substation infrastructure in the Town of Alabama, Genesee County for gross proceeds expected to be at least $132.5 million, with potential proceeds of up to $142.0 million depending on timing of closing and the removal status of certain hydrogen storage spheres located on the property. The transaction is expected to close on or before June 30, 2026, subject to closing conditions.

Liquidity and Capital Resources

A summary of our consolidated sources and uses of cash, cash equivalents and restricted cash was as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Net cash (used in)/provided by:
Operating activities	$(535,835)	$(728,643)	$(1,106,570)
Investing activities	(139,008)	(402,364)	728,052
Financing activities	629,953	983,170	6,117

Operating Activities

The net cash used in operating activities for the year ended December 31, 2025 and 2024 was $535.8 million and $728.6 million, respectively. This decrease in net cash used in operating activities was primarily due to a decrease in net loss and an increase in cash provided by accounts payable, accrued expenses, and other liabilities, partially offset by a decrease in cash provided by inventory and accounts receivable as well as an increase in cash used in contract assets.

Investing Activities

The net cash used in investing activities for the year ended December 31, 2025 and 2024 was $139.0 million and $402.4 million, respectively. The decrease in cash used in investing activities was primarily due to a decrease in purchases of long-lived assets and a decrease in cash paid for non-consolidated entities and non-marketable securities during the year ended December 31, 2025.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2025 and 2024 was $630.0 million and $983.2 million, respectively. The decrease in cash provided by financing activities was primarily driven by a decrease in proceeds from public and private offerings, net of transaction costs, an increase in principal payments on long-term debt and convertible debt instruments and a decrease in proceeds from finance obligations during the year ended December 31, 2025, partially offset by an increase in proceeds from long-term debt, convertible debt instruments and common stock warrants.

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of approximately $1.7 billion, $2.1 billion and $1.4 billion for the years ended December 31, 2025, 2024 and 2023, respectively, and had an accumulated deficit of $8.2 billion as of December 31, 2025. The Company’s working capital was $799.7 million at December 31, 2025, which included unrestricted cash and cash equivalents of $368.5 million and current restricted cash of $186.7 million.

The Company’s primary sources of liquidity have historically included cash on hand, proceeds from equity and debt financings, and operating cash flows. The Company continues to evaluate opportunities to strengthen its balance sheet and enhance financial flexibility. As part of its ongoing initiatives to strengthen the balance sheet and enhance liquidity, the Company initiated an infrastructure optimization initiative as described above in “Recent Developments.” If completed as expected, the initiative is reasonably likely to improve the Company’s near-term liquidity position. However, the timing and ultimate magnitude of the impact will depend on execution, satisfaction of closing conditions, market conditions and other factors.

The future use of the Company’s available liquidity will be based upon the ongoing review of the funding needs of the Company’s businesses, the optimal allocation of its resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of capital, market conditions could adversely impact our ability to do so at that time and at terms favorable to the Company.

The Company has an “at-the-market” equity offering program with B. Riley Securities, Inc. (“B. Riley”) pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion under a sales agreement. On August 15, 2025, the Company and B. Riley amended the “at-the-market” equity offering program to extend the term. The “at-the-market” equity offering program will terminate upon the earliest of (a) August 15, 2027, (b) the sale of all shares of common stock under the program or (c) termination of the sales agreement. On September 29, 2025, the Company and B. Riley amended the “at-the-market” equity offering program to add Yorkville Securities, LLC (“Yorkville”) as an additional sales agent and/or principal through which the Company may offer and sell shares pursuant to the “at-the-market” equity offering program. During the year ended December 31, 2025, the Company sold 34,573,529 shares of common stock at a weighted-average sales price of $1.62 per share for gross proceeds of $55.9 million with related issuance costs of $1.0 million through the “at-the-market” equity program offering. As of December 31, 2025, the Company had $944.1 million of aggregate gross sales price of shares available to be sold under the “at-the-market” equity offering program.

The Company has also entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, pursuant to which the Company has the right, at its option, to sell to Yorkville up to $1.0 billion in the aggregate gross sales price of its common stock, subject to certain limitations and conditions set forth therein. The Company has the right, but not the obligation, from time to time at its sole discretion to direct Yorkville to purchase directly from the Company up to $10.0 million in the aggregate gross sales price of its common stock on any trading day. The SEPA expires on February 10, 2027. During the year ended December 31, 2025, the Company sold no shares of common stock pursuant to the SEPA.

The Company believes that its working capital, cash position and restricted cash to be released over the next 12 months, together with other key assumptions, support the Company’s conclusion that it has sufficient capital to fund its on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying consolidated financial statements. Key assumptions are based on factors such as forecasted sales and costs, amortization requirements of the Company’s finance obligations, the Company’s right to direct B. Riley and Yorkville to purchase shares from the Company under the “at-the-market” equity offering program, and the Company’s right to direct Yorkville to purchase shares from the Company under the SEPA.

The Company’s significant obligations consisted of the following as of December 31, 2025:

●	Operating and finance leases totaling $265.1 million and $28.6 million, respectively, of which $70.4 million and $10.9 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers.

●	Finance obligations totaling $268.0 million, of which approximately $76.2 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions.

●	Long-term debt totaling $1.9 million, of which $0.6 million is due within the next twelve months. See Note 14, “Long-Term Debt,” for more details.

●	Convertible senior notes totaling $433.6 million, of which $2.6 million is due within the next twelve months. See Note 13, “Convertible Senior Notes,” for more details.

●	Warrant liabilities totaling $52.3 million, of which none is expected to be due within the next twelve months. See Note 12, “Warrant Liabilities,” for more details.

●	Future payments under non-cancelable unconditional purchase obligations with a remaining term in excess of one year totaling $107.6 million, of which $31.5 million is due within the next 12 months. See Note 25, “Commitments and Contingencies,” for more details.

●	Contingent consideration with an estimated fair value of approximately $11.8 million, of which $4.9 million is due within the next 12 months. See Note 8, “Fair Value Measurements,” for more details.

Restructuring Plans

The Company has taken steps over the last two years to improve margins and cash flows. These initiatives included optimizing operations, streamlining the workforce, consolidating facilities, increasing pricing on certain offerings, reducing working capital and reprioritizing certain hydrogen and new product investments. The Company is calling these collective measures “Project Quantum Leap.”

In March 2025, as part of the Project Quantum Leap initiative, the Company announced initiatives to reduce the Company’s workforce, realign the Company’s manufacturing footprint and streamline the Company’s organization to enhance operational efficiency and improve overall liquidity (the “2025 Restructuring Plan”). The 2025 Restructuring Plan was effectively completed during the fourth quarter of 2025.

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

Inflation, Material Availability and Labor Shortages

Most components essential to our business are generally available from multiple sources; however, we believe there are some component suppliers and manufacturing vendors, particularly those suppliers and vendors that supply materials in very limited supply worldwide or supply commodities that have a high degree of volatility, whose loss to us or general unavailability could have a material adverse effect upon our business and financial condition. For example, although we believe the liquid hydrogen supply challenges of the past improved following the commissioning and ramp-up of additional domestic production capacity, including our Georgia facility, we may again experience similar challenges relating to the availability of hydrogen, including but not limited to suppliers utilizing force majeure provisions under existing contracts as they have in the past, which could negatively impact the amount of hydrogen we are able to provide under certain of our hydrogen supply agreements and other customer agreements. Furthermore, global commodity pricing has been volatile and has been influenced by political events and worldwide economic trends, which has impacted our sourcing strategies, resulting in adverse impacts on our business and financial condition. We have mitigated and are continuing to mitigate these risks by continuing to diversify our supply chain, including diversifying our global supply chain and implementing alternate system architectures that we expect will allow us to source from multiple fuel cell, electrolyzer stack and air supply component vendors. While we continue to invest in our supply chain to improve its resilience with a focus on automation, dual sourcing of critical components, insourcing and localized manufacturing when feasible, we are also working closely with these vendors and other key suppliers on coordinated product introduction plans, product and sales forecasting, strategic inventories, and internal and external manufacturing schedules and levels. However, ongoing changes to, and evolution of, our product designs, including new electrolyzer and liquefaction system configurations, stack design updates and serviceability enhancements, or incorrect forecasting or updates to previously forecasted volumes could present challenges to those strategies despite best efforts in leveraging supplier relationships and capabilities. With respect to production, we are currently operating in an environment of heightened cost pressures driven by tariffs, global energy volatility, and inflation. Despite these external headwinds, we remain focused on structural cost reduction initiatives, leveraging artificial intelligence to analyze detailed cost components across our supply chain, optimize sourcing decisions, and mitigate inflationary impacts on key raw materials. We have a regionally diverse supply chain, and in cases where we have single sourced suppliers (typically due to new technology and products or worldwide shortages due to global demand), we work to engineer alternatives in our product design or develop new supply sources while covering short- and medium-term risks with supply contracts, building up inventory, and development partnerships. However, if we are unable to reduce such inventory, that could tie up working capital.

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

With respect to our service business, we have experienced increases in labor, parts and related overhead costs, including impacts from broader inflationary pressures. While these cost headwinds persist, we are implementing cost reduction and operational efficiency initiatives, including engineering advancements, particularly improvements in fuel stack durability and performance, that are expected to mitigate certain service-related cost pressures over time; however, the timing and magnitude of such improvements may vary. If cost trends do not improve as anticipated or if service performance does not meet our expectations, we may be required to record additional service loss provisions in future periods. Although recent commercial engagement and backlog development have shown improvement in certain markets, we expect that bookings, revenue and margin recovery may fluctuate in the near-term while we pursue sales opportunities. The pace of cost improvement and revenue growth will depend on market conditions, customer demand, execution of strategic initiatives and other factors beyond our control.

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

In 2017, in separate transactions, the Company issued a warrant to each of Amazon and Walmart to purchase up to 55,286,696 shares of the Company’s common stock, subject to certain vesting events described below under “Common Stock Transactions – Amazon Transaction Agreement in 2017” and “Common Stock Transactions – Walmart Transaction Agreement.” The Company recorded a portion of the estimated fair value of the warrants as a reduction of revenue based upon the projected number of shares of common stock expected to vest under the warrants, the proportion of purchases by Amazon, Walmart and their affiliates within the period relative to the aggregate purchase levels required for vesting of the respective warrants, and the then-current fair value of the warrants. On December 30, 2025, the Company entered into an agreement with Walmart in which Walmart agreed to forfeit all vested shares of the Company’s common stock related to the Walmart warrant and the unvested portions of the Walmart warrant were cancelled. Accordingly, no shares of common stock will become issuable by the Company in connection with the Walmart warrant.

The amount of provision for common stock warrants recorded as a reduction of revenue during the years ended December 31, 2025 and 2024, respectively, is shown in the table below (in thousands):

	Year ended December 31,
	2025	2024
Sales of equipment, related infrastructure and other	$(5,047)	$(4,812)
Services performed on fuel cell systems and related infrastructure	(10,607)	(4,883)
Power purchase agreements	(9,815)	(7,465)
Fuel delivered to customers and related equipment	(19,934)	(21,824)
Total	$(45,403)	$(38,984)

Net revenue, cost of revenue, gross profit/(loss) and gross margin/(loss) for the years ended December 31, 2025 and 2024 were as follows (in thousands):

		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin/(Loss)
For the year ended December 31, 2025
Sales of equipment, related infrastructure and other	$371,081	$477,741	$(106,660)	(28.7)%
Services performed on fuel cell systems and related infrastructure	94,462	70,353	24,109	25.5%
(Benefit)/provision for loss contracts related to service	—	(24,607)	24,607	N/A
Power purchase agreements	107,572	178,733	(71,161)	(66.2)%
Fuel delivered to customers and related equipment	133,411	248,061	(114,650)	(85.9)%
Other	3,393	1,678	1,715	50.5%
Total	$709,919	$951,959	$(242,040)	(34.1)%
For the year ended December 31, 2024
Sales of equipment, related infrastructure and other	$390,335	$696,087	$(305,752)	(78.3)%
Services performed on fuel cell systems and related infrastructure	52,169	57,766	(5,597)	(10.7)%
(Benefit)/provision for loss contracts related to service	—	48,539	(48,539)	N/A
Power purchase agreements	77,842	216,947	(139,105)	(178.7)%
Fuel delivered to customers and related equipment	97,882	228,827	(130,945)	(133.8)%
Other	10,586	5,535	5,051	47.7%
Total	$628,814	$1,253,701	$(624,887)	(99.4)%

Net Revenue

Revenue — sales of equipment, related infrastructure and other. Revenue from sales of equipment, related infrastructure and other represents sales of our GenDrive units, GenSure stationary backup power units, cryogenic stationary and storage, hydrogen liquefaction systems, electrolyzers and hydrogen fueling infrastructure (referred to at the site level as hydrogen installations). Revenue from sales of equipment, related infrastructure and other for the year ended December 31, 2025 decreased $19.2 million, or 4.9%, to $371.1 million from $390.3 million for the year ended December 31, 2024 primarily due to decreases in revenue related to hydrogen site installations, liquefiers, cryogenic equipment, and fuel cell systems related to a decrease in demand in the hydrogen market partially attributable to a lapse in tax credit availability during 2025, which has been reinstated in 2026 through the One Big Beautiful Bill Act (“OBBBA”). Partially offsetting these decreases was an increase in revenue related to electrolyzers of $52.3 million, primarily due to 184 one megawatt equivalent units sold for the year ended December 31, 2025 compared to 153 one megawatt equivalent units sold for the year ended December 31, 2024. The increase in volume of one megawatt equivalent units sold was due to an increase in demand in the European hydrogen market.

Revenue — services performed on fuel cell systems and related infrastructure. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2025 increased $42.3 million, or 81.1%, to $94.5 million from $52.2 million for the year ended December 31, 2024. The increase in revenue from services performed on fuel cell systems and related infrastructure was primarily due to sales of service parts of $27.1 million, increases in pricing of our service agreements during the second quarter of 2024 and an increase in the scope of services provided to certain customers. Partially offsetting this increase in revenue was an increase in the provision for common stock warrants recorded as a reduction of revenue, which increased to $10.6 million for the year ended December 31, 2025 compared to $4.9 million for the year ended December 31, 2024.

Revenue — Power purchase agreements. Revenue from PPAs represents payments received from customers for power generated through the provision of equipment and service. Revenue from PPAs for the year ended December 31, 2025 increased $29.8 million, or 38.2%, to $107.6 million from $77.8 million for the year ended December 31, 2024. The increase in revenue was primarily a result of increases in pricing of our PPAs during the first quarter of 2025.

Revenue — fuel delivered to customers and related equipment. Revenue associated with fuel and related equipment delivered to customers represents the sale of hydrogen that has been purchased by the Company from a third party or generated at our hydrogen production plants. Revenue associated with fuel delivered to customers for the year ended December 31, 2025 increased $35.5 million, or 36.3%, to $133.4 million from $97.9 million for the year ended December 31, 2024. The increase in revenue was primarily due to increased fuel prices negotiated with certain customers during the second quarter of 2024 as well as an increase in the number of customer sites with fuel contracts, which increased by 28 sites during the year ended December 31, 2025.

Cost of Revenue

Cost of revenue — sales of equipment, related infrastructure and other. Cost of revenue from sales of equipment, related infrastructure and other includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary back-up power units, cryogenic stationary and storage, and electrolyzers, as well as hydrogen fueling infrastructure (referred to at the site level as hydrogen installations). Cost of revenue from sales of equipment, related infrastructure and other for the year ended December 31, 2025 decreased $218.4 million, or 31.4%, to $477.7 million compared to $696.1 million for the year ended December 31, 2024 primarily due to decreases in cost of revenue related to hydrogen site installations, liquefiers, cryogenic equipment, and fuel cell systems related to weakening demand in the hydrogen market in the United States. In addition, there was a decrease in cost of revenue related to electrolyzers primarily due to lower labor and overhead costs, lower direct material costs and a decrease in inventory valuation adjustments related to electrolyzers. During the year ended December 31, 2025, the Company recorded inventory valuation adjustments of $89.9 million compared to $168.3 million during the year ended December 31, 2024. The decrease in inventory valuation adjustments during the year ended December 31, 2025 was primarily due to higher sales prices on recently signed contracts with customers resulting in decreased lower of cost or net realizable valuation adjustments. Management continues to actively manage inventory levels and product mix in light of current market conditions and strategic priorities. Additional inventory valuation adjustments may be required in future periods if market conditions deteriorate further or if the Company makes additional strategic decisions to exit product lines or customer segments. The gross loss generated from sales of equipment, related infrastructure and other decreased to (28.7%) for the year ended December 31, 2025, compared to (78.3%) for the year ended December 31, 2024. The decrease in gross loss was primarily due to the decrease in inventory valuation adjustments described above as well as lower labor and overhead costs and lower direct material costs related to electrolyzers.

Cost of revenue — services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure for the year ended December 31, 2025 increased $12.6 million, or 21.8%, to $70.4 million compared to $57.8 million for the year ended December 31, 2024. The increase in cost of revenue was primarily due to the sales of service parts discussed above. Included in cost of revenue related to services performed on fuel cell systems and related infrastructure were inventory valuation adjustments of $5.3 million for the year ended December 31, 2025 compared to $0.2 million for the year ended December 31, 2024. The increase in inventory valuation adjustments during the year ended December 31, 2025 was primarily due to higher excess and obsolete inventory adjustments on service-related parts due to demand of the Company’s mid-market hydrogen infrastructure offering. Gross margin increased to 25.5% for the year ended December 31, 2025 compared to gross loss of (10.7%) for the year ended December 31, 2024. The increase in gross margin was primarily due to improved pricing and continued improvements on parts.

Cost of revenue — (benefit)/provision for loss contracts related to service. The Company recorded a benefit for loss contracts related to service of ($24.6) million during the year ended December 31, 2025 compared to a provision for loss contracts related to service of $48.5 million during the year ended December 31, 2024. The Company recorded a benefit primarily due to improved pricing structure as well as reductions in cost to service our GenDrive units due to improved stack reliability and increased labor utilization.

Cost of revenue — power purchase agreements. Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment. Cost of revenue from PPAs for the year ended December 31, 2025 decreased $38.2 million, or 17.6%, to $178.7 million from $216.9 million for the year ended December 31, 2024. The decrease in cost was primarily due a decrease in operating leases costs as a result of the Company’s 2024 impairment charges as well as a reduction in parts due to continued improvements. Gross loss decreased to (66.2%) for the year ended December 31, 2025 compared to (178.7%) for the year ended December 31, 2024. The decrease in gross loss was primarily due to improved pricing, continued improvements in part costs as well as the cumulative catch-up adjustment resulting from a modification of a PPA with a customer discussed above.

Cost of revenue — fuel delivered to customers and related equipment. Cost of revenue from fuel delivered to customers and related equipment represents the purchase of hydrogen from suppliers and internally produced hydrogen that is ultimately sold to customers. Cost of revenue from fuel delivered to customers for the year ended December 31, 2025 increased $19.3 million, or 8.4%, to $248.1 million from $228.8 million for the year ended December 31, 2024. The increase was primarily due to the increase in the number of customer sites with fuel contracts discussed above. Included in cost of revenue related to fuel delivered to customers and related equipment were inventory valuation adjustments of $1.9 million for the year ended December 31, 2025 compared to $3.5 million for the year ended December 31, 2024. Gross loss decreased to (85.9%) during the year ended December 31, 2025 compared to (133.8%) during the year ended December 31, 2024, primarily due to favorable fuel rates negotiated with certain customers, lower costs of purchased fuel and an increase in fuel internally produced by the Company.

Expenses

Research and development. Research and development expenses include: materials to build development and prototype units, cash and non-cash compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities. Research and development expense for the year ended December 31, 2025 decreased $19.2 million, or 24.9%, to $58.0 million from $77.2 million for the year ended December 31, 2024. The decrease was primarily due to headcount reductions resulting from the 2025 Restructuring Plan as well as a decrease in materials consumed.

Selling, general and administrative. Selling, general and administrative expenses include cash and non-cash compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services. Selling, general and administrative expenses for the year ended December 31, 2025 increased $3.5 million, or 0.9%, to $379.6 million from $376.1 million for the year ended December 31, 2024. The increase was primarily due to costs related to the renegotiation of a supplier arrangement that previously contained minimum purchase requirements of $40.3 million. Partially offsetting this increase, there was a decrease in stock compensation expense of approximately $31.7 related to stock compensation forfeitures resulting from the 2025 Restructuring Plan as well as a reduction in employee salaries and benefits of approximately $6.9 million.

Restructuring. Expenses related to restructuring activities for the year ended December 31, 2025 increased $17.7 million, or 217.1%, to $25.9 million from $8.2 million for the year ended December 31, 2024. The increase was due to severance and benefits related to the 2025 Restructuring Plan, which impacted more employees than the 2024 Restructuring Plan.

Impairment. The Company recorded impairment charges of $785.4 million for the year ended December 31, 2025 compared to $949.3 million for the year ended December 31, 2024. Impairment charges during the years ended December 31, 2025 and 2024 primarily related to the Company failing to meet 2025 and 2024 sales and margin projections, respectively, as well as decreased future cash flow projections across certain product lines. The decrease in cash flow projections was primarily due to weakening demand in the global hydrogen market. As a result, the Company tested the recoverability of its long-lived assets and finite-lived intangibles by comparing the carrying values against undiscounted future cash flow projections and determined that an impairment existed.

Change in fair value of contingent consideration. The change in fair value of contingent consideration is related to earnouts for the Joule Processing LLC (“Joule”) and Frames Holding B.V. (“Frames”) acquisitions. The change in fair value for the year ended December 31, 2025 and 2024 was ($23.5) million and ($15.8) million, respectively. The decrease was primarily due a decrease in the fair value of contingent consideration for Joule’s earn-out of $21.2 million during the year ended December 31, 2025 due to changes in management assumptions resulting from strategic planning the Company performed in the fourth quarter of 2025.

Interest income. Interest income primarily consists of income generated by our investment holdings, restricted cash escrow accounts, and money market accounts. Interest income for the year ended December 31, 2025 decreased $11.3 million, or 36.7%, compared to the year ended December 31, 2024. The decrease during the year ended December 31, 2025 compared to December 31, 2024 was primarily due to the decrease in the Company’s average restricted cash balance during 2025.

Interest expense. Interest expense consists of interest expense related to our long-term debt, convertible senior notes, obligations under finance leases and our finance obligations. Interest expense for the year ended December 31, 2025 increased $18.5 million, or 39.7%, compared to the year ended December 31, 2024. The increase was primarily due to an increase in the average balance of the Company’s debt during the year ended December 31, 2025.

Other income/(expense), net. Other income/(expense), net primarily consists of gains and losses related to energy contracts and foreign currency transactions. Other income, net increased $27.6 million, or 138.1%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was primarily due to gains related to foreign currency transactions of $15.2 million during the year ended December 31, 2025 compared to losses related to foreign currency transactions of $13.0 million during the year ended December 31, 2024.

Loss on extinguishment of convertible debt instruments and debt. Loss on extinguishment of convertible debt instruments and debt consists of losses that arise from retirement of the Company’s convertible debenture, convertible senior notes and debt before maturity. For the year ended December 31, 2025, the Company had loss on extinguishment of convertible debt instruments and debt of $31.5 million as compared to loss on extinguishment of convertible debt instruments and debt of $16.3 million for the year ended December 31, 2024. The losses during 2025 were driven by the difference between the carrying amount of the 15.00% Secured Debenture and 6.00% Convertible Debenture and principal settled in cash, respectively, and premium costs on the 15.00% Secured Debenture and 6.00% Convertible Debenture principal settled in cash, respectively. The losses during 2024 were driven by the exchange of $138.8 million in aggregate principal amount of the Company’s 3.75% Convertible Senior Notes for $140.4 million in aggregate principal amount of the Company’s 7.00% Convertible Senior Notes.

Change in fair value of convertible debt instruments and debt. Change in fair value of convertible debt instruments and debt consists of losses that arise from the changes in fair value of the Company’s 6.75% Convertible Senior Notes, 6.00% Convertible Debenture and 15.00% Secured Debenture. For the year ended December 31, 2025, the Company had change in fair value of convertible debt instruments and debt of $32.9 million as compared to change in fair value of convertible debt instruments and debt of $3.4 million for the year ended December 31, 2024. These losses are driven from the fair value changes that arose from the re-measurement of the Company’s 6.75% Convertible Senior Notes and 15.00% Secured Debenture during the year ended December 31, 2025 compared to its fair value upon issuance as well as re-measurement of the Company’s 6.00% Convertible Debenture during the years ended December 31, 2025 and 2024 compared to its fair value upon issuance.

Inducement of common warrant exercise. Inducement of common warrant exercise consists of losses that arose from the inducement of the exercise of the Company’s Common Warrants during the fourth quarter of 2025. For the year ended December 31, 2025, the Company recorded a charge related to inducement of common warrant exercise of $196.5 million as compared to a charge related to inducement of common warrant exercise of $0 for the year ended December 31, 2024 as the inducement of the Company’s Common Warrants took place during the fourth quarter of 2025.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities consists of gains/(losses) that arise from the changes in fair value of the Company’s $7.75 Warrant. For the year ended December 31, 2025, the Company had change in fair value of warrant liabilities of $128.1 million as compared to change in fair value of warrant liabilities of $0 for the year ended December 31, 2024 as the $7.75 Warrant originated during the fourth quarter of 2025.

Loss on equity method investments. Loss on equity method investments consists of our interest in HyVia, which was our 50/50 joint venture with Renault, SK Plug Hyverse, which was our 49/51 joint venture with SK Innovation, AccionaPlug S.L., which is our 50/50 joint venture with Acciona, and Clean H2 Infra Fund. For the year ended December 31, 2025, the Company recorded a loss of $55.1 million on equity method investments as compared to a loss of $32.2 million for the year ended December 31, 2024. The increase in loss on equity method investments was primarily due to the Company recording an other-than-temporary impairment loss of $42.5 million related to the Company’s investment in SK Plug Hyverse due to a decline in market conditions during the second quarter of 2025. The increase in loss on equity method investments was partially offset by the Company recording no losses related to HyVia during the year ended December 31, 2025 as the joint venture entered into receivership proceedings during the fourth quarter of 2024.

Income Taxes

The Company recorded $0.4 million of income tax expense and $2.7 million of income tax benefit for the year ended December 31, 2025 and 2024, respectively. The income tax expense for the year ended December 31, 2025 was primarily attributable to current tax incurred in foreign jurisdictions. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets in the United States, which remain fully reserved. Except for a few service entities mainly in Europe, all deferred tax assets are offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets will not be realized. As of December 31, 2025, the Company’s Netherlands subsidiary maintains a full valuation allowance on its deferred tax assets that will not be realized.

The domestic net deferred tax asset generated from the Company’s net operating loss has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward will not be realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

The Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting established a global minimum corporate tax rate of 15% on multi-national corporations, commonly referred to as the Pillar Two rules, which have been agreed upon in principle by over 140 countries. While the United States has not adopted the Pillar Two rules, numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective January 1, 2024, or are expected to enact similar legislation. As of December 31, 2025, the Company did not meet the consolidated revenue threshold and is not subject to the OECD Global Anti-Base Erosion (“GloBE”) Model Rules under Pillar Two. The Company will continue to monitor the implementation of such rules in the jurisdictions in which it operates.

On July 4, 2025, the OBBBA was enacted into law. The OBBBA includes permanent extensions of certain provisions of the Tax Cuts and Jobs Act of 2017, modifies various federal clean energy tax provisions of the IRA and includes the allowance of immediate expensing of qualifying research and development expenses incurred in the United States. The most significant impacts of the OBBBA to the Company are related to Section 45V Credit for Production of Clean Hydrogen, which will be available for clean hydrogen facilities that begin construction before January 1, 2028 and the Section 48E Investment Tax Credit which provides for a fixed 30% investment tax credit for “qualified fuel cell property” that begins construction after December 31, 2025, subject to the phase-out provisions applicable to Section 48E. As of December 31, 2025, management concluded the OBBBA’s effects were not material to the Company's income tax expense based on the Company’s facts and circumstances as of that date.

Public and Private Offerings of Equity and Debt

“At-the-Market” Equity Offering Program

On January 17, 2024, the Company entered into the Original ATM Agreement with B. Riley, pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion. On February 23, 2024 and November 7, 2024, the Company and B. Riley amended the ATM Sales Agreement to, among other things, increase the aggregate offering price of shares of common stock available for issuance under the program to $1.0 billion. On August 15, 2025, the Company and B. Riley amended the ATM Sales Agreement to extend the term to August 15, 2027. On September 29, 2025, the Company and B. Riley amended the “at-the-market” equity offering program to add Yorkville as an additional sales agent and/or principal through which the Company may offer and sell shares pursuant to the “at-the-market” equity offering program. During the year ended December 31, 2025, the Company sold 34,573,529 shares of common stock at a weighted-average sales price of $1.62 per share for gross proceeds of $55.9 million with related issuance costs of $1.0 million through the “at-the-market” equity offering program. As of December 31, 2025, the Company had $944.1 million of aggregate gross sales price of shares available to be sold under the “at-the-market” equity offering program.

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

During the year ended December 31, 2025, Yorkville exercised a portion of the 15.00% Secured Debenture Warrant for 26,500,000 shares of the Company’s common stock for net proceeds of $36.3 million. As of December 31, 2025, warrants to purchase an additional 5,000,000 shares of common stock remained outstanding under the 15.00% Secured Debenture Warrant.

March 2025 Offering

On March 20, 2025, the Company sold 46,500,000 shares of its common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 138,930,464 shares of its common stock and warrants (the “Common Warrants”) to purchase 185,430,464 shares of its common stock in a registered direct offering pursuant to an underwriting agreement with several underwriters for aggregate gross proceeds of $279.9 million with $11.9 million of underwriting discounts and $0.5 million of related issuance costs. The Company recorded the common stock, Pre-Funded Warrants and Common Warrants to equity at a fair value equal to the net proceeds of $267.5 million.

During the second quarter of 2025, all of the Pre-Funded Warrants were exercised for 138,930,464 shares of common stock at an exercise price of $0.001 per share for total proceeds of $0.1 million.

Inducement of Common Warrant Exercise

On October 8, 2025, the Company entered into a warrant exercise inducement agreement with the holder of the Common Warrants, whereby in consideration for exercising the 185,430,464 outstanding Common Warrants at the exercise price as set forth in the Common Warrants of $2.00 per share, the Company agreed to provide to the holder warrants to purchase up to 185,430,464 shares of the Company’s common stock at $7.75 per share (the “$7.75 Warrants”). In addition, under the warrant exercise inducement agreement, the holder was permitted to receive, upon exercise, in lieu of 154,430,464 common shares, new pre-funded warrants to purchase 154,430,464 shares of the Company’s common stock at $0.0001 per share (the “New Pre-Funded Warrants”). As a result of the warrant exercise inducement transaction, the Company received net proceeds, after deducting $16.1 million of transaction expenses and fees, of $354.7 million and recorded a related inducement charge of $196.5 million to inducement of common warrant exercise in the consolidated statements of operations. Included within the inducement of common warrant exercise charge of $196.5 million was the fair value of the $7.75 Warrants of $180.4 million and $16.1 million of transaction expenses and fees incurred in connection with the warrant exercise inducement agreement.

During the fourth quarter of 2025, all of the New Pre-Funded Warrants were exercised for 154,430,464 shares of the Company’s common stock for proceeds of $15 thousand.

The $7.75 Warrants contain a provision pursuant to which, upon a Change of Control (as defined in the $7.75 Warrants), the holder may elect to require the Company (or the successor entity) to purchase the warrant for cash equal to its Black-Scholes value (a “Change of Control Cash Election”). As disclosed in Note 2, “Summary of Significant Accounting Policies,” the Company has classified the $7.75 Warrants as a liability on the consolidated balance sheets because the Change of Control Cash Election represents a conditional obligation that could require the Company to settle the warrants in cash upon the occurrence of a Change of Control, which precludes equity classification under ASC 815. The $7.75 Warrants became exercisable on February 28, 2026 and expire on March 20, 2028.

The change in the carrying amount of the $7.75 Warrants for the year ended December 31, 2025 was as follows (in thousands):

Fair value of $7.75 Warrants as of October 8, 2025	$180,424
Change in fair value of warrant liabilities	(128,101)
Ending balance as of December 31, 2025	$52,323

6.75% Convertible Senior Notes

On November 21, 2025, the Company issued $431.3 million aggregate principal amount of 6.75% Convertible Senior Notes, including the exercise in full of the initial purchasers’ option to purchase up to an additional $56.3 million principal amount of the notes. The notes were issued pursuant to an indenture, dated November 21, 2025 (the “Indenture”).

The notes are general unsecured obligations of the Company and rank senior in right of payment to all of its future indebtedness that is expressly subordinated in right of payment to the notes, equal in right of payment to all of its existing and future liabilities that are not so subordinated, effectively junior to all of its secured indebtedness, to the extent of the value of the assets securing such indebtedness, and structurally junior to all indebtedness and other liabilities of its subsidiaries. The notes bear interest at a rate of 6.75% per year. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2026. The notes mature on December 1, 2033, unless earlier repurchased, redeemed or converted.

The notes may not be converted prior to the earlier of (i) February 28, 2026 and (ii) the “reserved share effective date” (as defined in the Indenture) (such earlier date, the “conversion limit end date”). On or after the conversion limit end date, the notes are convertible at the option of the holders at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture; provided that unless and until the reserved share effective date occurs, the Company will settle conversion of notes solely with cash.

The conversion rate of the notes will initially be 333.3333 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $3.00 per share of common stock. The initial conversion price of the notes represents a premium of approximately 40% over the last reported sale price of $2.14 per share of common stock on The Nasdaq Capital Market on November 18, 2025. The conversion rate for the notes is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption in respect of the notes, the Company will, in certain circumstances, increase the conversion rate of the notes for a holder who elects to convert its notes in connection with such a corporate event or convert its notes called (or deemed called) for redemption during the related redemption period (as defined in the Indenture), as the case may be.

The Company may not redeem the notes prior to December 6, 2028. The Company may redeem for cash all or any portion of the notes (subject to certain limitations), at its option, on or after December 6, 2028 and prior to the 26th scheduled trading day immediately preceding the maturity date, if the last reported sale price of the common stock has been at least 130% of the conversion price for the notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. However, the Company may not redeem less than all of the outstanding notes unless at least $50.0 million aggregate principal amount of notes are outstanding and not called for redemption as of the time we send the related notice of redemption (and after giving effect to the delivery of such notice of redemption).

Holders of notes may require the Company to repurchase for cash all or any portion of their notes on December 6, 2029 at a repurchase price equal to 100% of the principal amount of notes to be repurchased, plus accrued and unpaid interest to, but excluding, December 6, 2029. In addition, if the Company undergoes a fundamental change (as defined in the Indenture), then, subject to certain conditions and except as set forth in the Indenture, holders may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture includes customary covenants and sets forth certain events of default after which the notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the notes become automatically due and payable. In case of certain bankruptcy and insolvency-related events of default with respect to the Company, the principal of, and accrued and unpaid interest on, all of the then outstanding notes shall automatically become due and payable. As of December 31, 2025, the Company is in compliance with all debt covenants associated with the 6.75% Convertible Senior Notes.

The offering price of the notes was 95% of the principal amount of notes. The net proceeds from the 6.75% Convertible Senior Notes was $400.0 million after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company. The Company used net proceeds from the 6.75% Convertible Senior Notes to fully repay the outstanding principal amount of its 15.00% Secured Debenture and to repurchase $138.0 million aggregate principal amount of the Company’s 7.00% Convertible Senior Notes. See Note 14, “Long Term Debt,” for further information. There were no conversion of the 6.75% Convertible Senior Notes during the year ended December 31, 2025.

The change in the carrying amount of the 6.75% Convertible Senior Notes for the year ended December 31, 2025 was as follows (in thousands):

Fair value of principal received at issuance	$399,984
Change in fair value of the convertible senior note	30,608
Amortization of discount	422
Ending balance as of December 31, 2025	$431,014

The following table summarizes the total interest expense and effective interest rate related to the 6.75% Convertible Senior Notes during the year ended December 31, 2025 (in thousands, except for the effective interest rate):

Year ended
December 31, 2025
Interest expense	$3,110
Amortization of discount	422
Total	$3,532
Effective interest rate	7.7%

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

The 6.00% Convertible Debenture was fully settled during 2025. The Company incurred losses on extinguishment of convertible debt instruments and debt of $9.1 million during the year ended December 31, 2025.

The following table summarizes the total interest expense and effective interest rate (prior period only) related to the 6.00% Convertible Debenture during the years ended December 31, 2025 and 2024 (in thousands, except for the effective interest rate):

	Year ended December 31,
	2025	2024
Interest expense	$2,473	$1,596
Amortization of discount	957	613
Total	$3,430	$2,209

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

In November 2025, the Company used net proceeds from the 6.75% Convertible Senior Notes to repurchase $138.0 million aggregate principal amount of the 7.00% Convertible Senior Notes in addition to $4.6 million of accrued interest. The Company incurred losses on extinguishment of convertible debt instruments and debt of $8.9 million during the year ended December 31, 2025. There were no conversions of the 7.00% Convertible Senior Notes during the years ended December 31, 2025 and 2024.

As of December 31, 2025, the 7.00% Convertible Senior Notes consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Principal amounts:
Principal	$2,413	$140,396
Unamortized debt premium, net of offering costs(1)	170	7,514
Net carrying amount	$2,583	$147,910
(1)	Included in the consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the notes using the effective interest rate method.

The following table summarizes the total interest expense and effective interest rate related to the 7.00% Convertible Senior Notes during the years ended December 31, 2025 and 2024 (in thousands, except for the effective interest rate):

	Year ended December 31,
	2025	2024
Interest expense	$8,725	$7,687
Amortization of premium	(4,833)	(4,085)
Total	$3,892	$3,602
Effective interest rate	3.0%	3.0%

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

During the year ended December 31, 2025, the Company paid cash of $59.6 million, which included $58.5 million to retire the remaining outstanding principal and $1.1 million to pay the remaining accrued interest, to fully settle the 3.75% Convertible Senior Notes.

The following table summarizes the total interest expense and effective interest rate (prior periods only) related to the 3.75% Convertible Senior Notes for the years ended December 31, 2025, 2024 and 2023 (in thousands, except for effective interest rate):

	Year ended December 31,
	2025	2024	2023
Interest expense	$914	$3,335	$7,546
Amortization of debt issuance costs	189	642	1,345
Total	$1,103	$3,977	$8,891

15.00% Secured Debenture

On May 5, 2025, the Company issued the initial tranche of the 15.00% Secured Debenture in the aggregate principal amount of $210.0 million pursuant to the Secured Debenture Purchase Agreement with Yorkville for a purchase price of $199.5 million with a discount of $10.5 million. On September 30, 2025, the Company issued a portion of the second tranche of the 15.00% Secured Debenture in the aggregate principal amount of $52.5 million pursuant to the Secured Debenture Purchase Agreement with Yorkville for a purchase price of $49.9 million with a discount of $2.6 million. As discussed in Note 13, “Convertible Senior Notes,” on November 21, 2025 the Company issued the 6.75% Convertible Senior Notes and used a portion of the net proceeds from the transaction to fully repay the outstanding principal amount of its 15.00% Secured Debenture.

The 15.00% Secured Debenture was fully settled during 2025. The Company incurred losses on extinguishment of convertible debt instruments and debt of $13.5 million during the year ended December 31, 2025.

The following table summarizes the total interest expense related to the 15.00% Secured Debenture during the year ended December 31, 2025:

Year ended
December 31, 2025
Interest expense	$17,903
Amortization of discount	4,090
Total	$21,993

Operating and Finance Lease Liabilities

As of December 31, 2025, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows as summarized below. These leases expire over the next one to five years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote. At the end of the lease term, the leased assets may be returned to the lessor by the Company, the Company may negotiate with the lessor to purchase the assets at fair market value, or the Company may negotiate with the lessor to renew the lease at market rental rates. No residual value guarantees are contained in the leases. No financial covenants are contained within the lease, however there are customary operational covenants such as assurance the Company properly maintains the leased assets and carries appropriate insurance, etc. The leases include credit support in the form of either cash, collateral or letters of credit. See Note 25, “Commitments and Contingencies,” for a description of cash held as security associated with the leases.

The Company has finance leases primarily associated with its property and equipment at fueling customer locations.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of December 31, 2025 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
2026	$94,356	$12,586	$106,942
2027	79,084	9,143	88,227
2028	56,147	2,847	58,994
2029	32,319	1,306	33,625
2030	14,303	1,285	15,588
2031 and thereafter	128,882	7,409	136,291
Total future minimum payments	405,091	34,576	439,667
Less imputed interest	(139,975)	(6,015)	(145,990)
Total	$265,116	$28,561	$293,677

Rental expense for all operating leases was $77.8 million, $98.1 million, and $95.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025 and 2024, security deposits associated with sale/leaseback transactions were $6.1 million and $7.4 million, respectively, and were included in other assets in the consolidated balance sheets.

The Company recorded impairment charges of $8.6 million, $145.4 million and $4.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to its right of use assets related to operating leases, net. Refer to Note 21, “Impairment,” for further information.

Other information related to the operating leases are presented in the following table:

	Year ended December 31,
	2025	2024	2023
Cash payments - operating cash flows (in thousands)	$101,682	$99,934	$91,637
Weighted average remaining lease term (years)	7.59	7.06	5.76
Weighted average discount rate	13.4%	11.1%	11.3%

Finance lease costs include amortization of the right of use assets and interest on lease liabilities and were $7.3 million, $7.2 million and $7.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025 and 2024, the gross carrying value of right of use assets associated with finance leases was $60.7 million and $51.8 million, respectively. The accumulated depreciation for these right of use assets was $15.8 million and $12.9 million at December 31, 2025 and 2024, respectively. The Company recorded impairment charges of $2.6 million, $0 and $0 for the years ended December 31, 2025, 2024 and 2023, respectively, related to its right of use assets related to finance leases, net. Refer to Note 21, “Impairment,” for further information.

Other information related to the finance leases are presented in the following table:

	Year ended December 31,
	2025	2024	2023
Cash payments - operating cash flows (in thousands)	$2,304	$2,740	$3,059
Cash payments - financing cash flows (in thousands)	$9,926	$9,341	$8,638
Weighted average remaining lease term (years)	4.09	3.09	3.87
Weighted average discount rate	7.4%	6.8%	6.8%

As of December 31, 2025, the Company had outstanding obligations to Wells Fargo, Pathward and U.S. Bank under several Master Lease Agreements totaling $97.4 million, $59.0 million and $48.0 million, respectively. As of December 31, 2024, the Company had outstanding obligations to Wells Fargo, Pathward and U.S. Bank under several Master Lease Agreements totaling $132.2 million, $56.9 million, and $66.7 million, respectively. These outstanding obligations are included in the operating lease liabilities and finance obligations financial statement line items on the consolidated balance sheets.

Finance Obligations

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation. The outstanding balance of this obligation as of December 31, 2025 was $199.3 million, $69.2 million and $130.1 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheets. The outstanding balance of this obligation as of December 31, 2024 was $276.7 million, $77.5 million and $199.2 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheets. The amount is amortized using the effective interest method. Interest expense recorded related to finance obligations for the years ended December 31, 2025, 2024 and 2023 was $27.9 million, $36.7 million and $39.6 million, respectively.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of the Company’s finance obligations related to sale/leaseback transactions as of December 31, 2025 was $68.7 million, $7.0 million and $61.7 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheets with a residual value of $39.9 million. The outstanding balance of the Company’s finance obligations related to sale/leaseback transactions as of December 31, 2024 was $70.7 million, $5.6 million and $65.1 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheets with a residual value of $37.7 million.

Future minimum payments under finance obligations notes above as of December 31, 2025 were as follows (in thousands):

			Total
	Sale of Future	Sale/Leaseback	Finance
	Revenue - Debt	Financings	Obligations
2026	$87,824	$17,304	$105,128
2027	71,253	16,296	87,549
2028	51,188	14,484	65,672
2029	24,082	12,153	36,235
2030	1,421	7,286	8,707
2031 and thereafter	—	4,457	4,457
Total future minimum payments	235,768	71,980	307,748
Less imputed interest	(36,531)	(43,172)	(79,703)
Total	$199,237	$28,808	$228,045

Other information related to the above finance obligations are presented in the following table:

	Year ended December 31,
	2025	2024	2023
Cash payments (in thousands)	$122,541	$117,988	$96,781
Weighted average remaining term (years)	3.41	4.10	4.49
Weighted average discount rate	12.5%	12.3%	11.3%

The fair value of the Company’s total finance obligations approximated their carrying value for the years ended December 31, 2025 and December 31, 2024.

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

The following table shows the roll forward of balances in the accrual for loss contracts (in thousands):

	Year ended December 31,
	2025	2024
Beginning balance	$134,356	$137,853
(Benefit)/provision for loss accrual	(23,901)	45,226
Releases to service cost of sales	(42,877)	(51,578)
(Decrease)/increase to loss accrual related to customer warrants	(706)	3,313
Foreign currency translation adjustment	1,115	(458)
Ending balance	$67,987	$134,356

The Company recorded a benefit for loss accrual primarily due to improved pricing structure as well as reductions in cost to service our GenDrive units due to improved stack reliability and increased labor utilization.

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

	Year ended December 31,
	2025	2024
Beginning balance	$12,107	$8,044
Additional provision due to new issuances	17,984	8,864
Adjustments to existing warranty provisions	1,622	(4,801)
Releases due to expenses incurred	(9,105)	—
Foreign currency translation adjustment	412	—
Ending balance	$23,020	$12,107

Restricted Cash

In connection with certain of the noted sale/leaseback agreements, cash of $352.3 million and $476.2 million, respectively, was required to be restricted as security as of December 31, 2025 and 2024, which will be released over the lease term. As of December 31, 2025 and 2024, the Company also had certain letters of credit and bank guarantees backed by security deposits totaling $193.1 million and $285.1 million, respectively, of which $159.6 million and $242.7 million are security for the above noted sale/leaseback agreements, respectively, and $33.5 million and $42.4 million are customs related letters of credit and bank guarantees, respectively.

As of December 31, 2025 and 2024, the Company had $80.0 million and $73.7 million, respectively, held in escrow related to the construction of certain hydrogen production plants.

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

Future payments under non-cancelable unconditional purchase obligations with a remaining term in excess of one year as of December 31, 2025, were as follows (in thousands):

2026	31,451
2027	36,577
2028	39,555
2029	—
2030	—
2031 and thereafter	—
Total	107,583

During 2025, the Company finalized the renegotiation of a supplier arrangement that previously contained minimum purchase requirements which resulted in the Company recording a charge of $40.3 million in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2025, the Company made payments of $13.1 million and had a remaining liability of $27.2 million which was recorded in contingent consideration, loss accrual for service contracts, and other current liabilities.

Restructuring

In March 2025, the Company announced initiatives to reduce its workforce, realign its manufacturing footprint and streamline its organization to enhance operational efficiency and improve overall liquidity (the “2025 Restructuring Plan”). We began executing the 2025 Restructuring Plan in March 2025 and it was effectively completed during the fourth quarter of 2025.

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

During the years ended December 31, 2025 and 2024, the Company incurred $25.9 million and $8.2 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the consolidated statements of operations. The following table reflects the category of restructuring charges incurred during the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Employee severance and benefit arrangements	$19,716	$6,916
Legal and professional fees	273	1,237
Lease and contract termination costs	5,868	—
Total restructuring charges	$25,857	$8,153

The accrued restructuring balances as of December 31, 2025 and 2024 were recorded in the accrued expenses financial statement line item in the consolidated balance sheets. Restructuring activities related to the 2025 and 2024 Restructuring Plans were as follows (in thousands):

	2025 Restructuring Plan	2024 Restructuring Plan
Accrued balance as of December 31, 2024	$—	$129
Accruals and adjustments	25,872	(15)
Right of use asset restructuring charge	(3,936)	—
Cash payments	(21,072)	—
Accrued balance as of December 31, 2025	$864	$114

As of December 31, 2025, total accrued expenses related to restructuring activities were comprised of (1) $0.8 million of employee severance and benefit arrangements and (2) $0.2 million of legal and professional services costs and are expected to be paid during the first quarter of 2026.

Government Assistance

On January 16, 2025, Plug Power Energy Loan Borrower LLC, a wholly owned indirect subsidiary of the Company, finalized a loan guarantee of up to $1.66 billion with the U.S. Department of Energy (the “DOE”) through the DOE’s Loan Program Office to finance the development, construction, and ownership of up to six green hydrogen production facilities. On November 7, 2025, the Company announced that it suspended activities related to the DOE loan program. As a result, the Company recorded a charge to its capitalized closing fees related to DOE loan guarantee of $13.2 million during the year ended December 31, 2025 to selling, general and administrative expenses in the consolidated statements of operations. See “Risk Factors - Financial and Liquidity Risks - While our activities related to the DOE loan program continue to be suspended, we have engaged in active discussions with the DOE to reframe the nature of activities that would be executed under the DOE loan; however, the outcome of these discussions is uncertain and failure to achieve a mutually beneficial result could adversely affect our ability to access to low-cost capital, delay project execution, and expose us to potential termination of the DOE loan guarantee.”

Section 48 Investment Tax Credit for Qualified Fuel Cell Properties of Energy Storage Technologies

In 2024, the Company determined that it qualified for the Section 48 ITC for Qualified Fuel Cell Properties of Energy Storage Technologies related to its hydrogen storage and liquefaction assets. A base rate credit of 6% is available to qualified energy storage property in the year that it is placed in-service, with availability of increased credit rates if the property qualifies. The Company determined that it qualified for a rate credit of 30%. As the ITC is considered a transferable tax credit, the Company accounts for it as a grant related to assets. Therefore, the ITC will be recognized as a reduction to its hydrogen storage and liquefaction assets cost-basis, recognized within the property, plant, and equipment, net financial statement line item of the consolidated balance sheets, which will reduce future depreciation over the next 30 years. The amount of the ITC, which was recognized in the prepaid expenses, tax credits, and other current assets financial statement line item of the consolidated balance sheets as of December 31, 2025 and 2024, was $0 and $31.3 million, respectively. See “Risk Factors - Regulatory Risks - The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, or the failure to renew such subsidies and incentives, could reduce demand for our products, lead to a reduction in our revenues, and adversely impact our operating results and liquidity.”

Critical Accounting Estimates

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including but not limited to those related to revenue recognition, valuation of inventories, valuation of long-lived assets, valuation of investments, valuation of convertible senior notes and long-term debt, accrual for service loss contracts, operating and finance leases, common stock warrants, stock-based compensation and contingencies. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about (1) the carrying values of assets and liabilities and (2) the amount of revenue and expenses realized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company has issued to each of Amazon.com NV Investment Holdings LLC and Walmart warrants to purchase shares of the Company’s common stock. The Company presents the provision for common stock warrants within each revenue-related line item on the consolidated statements of operations. This presentation reflects the discount that those common stock warrants represent, and therefore revenue is net of these non-cash charges. The provision of common stock warrants is allocated to the relevant revenue-related line items based upon the expected mix of the revenue for each respective contract. On December 30, 2025, the Company entered into an agreement with Walmart pursuant to which the Company agreed to grant Walmart a contingent, limited-use license to access and use certain escrowed GenKey System-related materials and to forfeit all vested portions of the Walmart warrant and the unvested portions of the Walmart warrant were cancelled. See Note 18, “Share-Based Consideration Payable to a Customer,” for further information.

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

Payments received from customers are recorded within deferred revenue and contract assets in the consolidated balance sheets until control is transferred. The related cost of such product and installation is also deferred as a component of deferred cost of revenue in the consolidated balance sheets until control is transferred.

(iii) Sales of cryogenic equipment and other

Revenue from sales of cryogenic equipment represents sales of liquefaction system and other cryogenic equipment such as trailers and mobile storage equipment for the distribution of liquefied hydrogen, oxygen, argon, nitrogen and other cryogenic gases.

Revenue on liquefaction systems is generally recognized over time when contract performance results in the creation of a product for which we do not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. In these instances, we use an input measure of progress to determine the amount of revenue to recognize during each reporting period based on the costs incurred to satisfy the performance obligation. Control transfers to the customer over time, and the related revenue is recognized over time as the performance obligation is satisfied.

Revenue on cryogenic equipment is generally recognized at the point at which transfer of control passes to the customer, which usually occurs upon title transfer at shipment or delivery to the customer location.

Payments received from customers are recorded within deferred revenue and contract assets in the consolidated balance sheets until control is transferred. The related costs of such product and installation is also deferred as a component of deferred cost of revenue in the consolidated balance sheets until control is transferred.

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

Other revenue includes sales of electrolyzer engineering and design services. The scope of these services includes establishing and defining project technical requirements, standards and guidelines as well as assistance in scoping and scheduling of large-scale electrolyzer solutions.

Impairment

During the fourth quarter of 2025, the Company determined that its previously forecasted sales and margin projections for 2025 were unlikely to be achieved. Additionally, during the fourth quarter of 2025, the Company conducted a strategic review of its product lines and updated future sales and related cash flow projections for certain product lines. As a result, cash flow projections for several of the Company’s asset groups were reduced during the fourth quarter of 2025, which indicated that the carrying amounts of certain long-lived assets (including property, plant, and equipment, equipment related to power purchase agreements and fuel delivered to customers, and right of use assets related to operating leases) and finite-lived intangible assets may not be recoverable. Additionally, during the third quarter of 2025 certain product lines experienced changes in their prospective sales pipelines, and the Company identified impairment of its long-lived assets and contract assets during its quarterly impairment analysis.

Asset groups are the unit of account for a long-lived asset or assets to be held and used which represent the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities. The decrease in cash flow projections for several asset groups was largely attributed to several factors, including the Company failing to meet 2025 sales and margin projections as well as decreased future cash flow projections across certain product lines including stationary, liquefiers and fuel cells. Additionally, in November 2025, the Company announced that it has suspended activities associated with the Department of Energy loan program. This pause, as well as the decrease in cash flow projections, was primarily due to weakening demand in the global hydrogen market. As a result, the Company tested the recoverability of its long-lived assets and finite-lived intangibles by comparing the carrying values against undiscounted future cash flow projections and determined that an impairment existed.

During the fourth quarter of 2025, certain property, plant, and equipment were written down to their estimated fair values. The fair value for revenue generating assets was determined using a market approach utilizing prices for similar assets in active markets. The fair value for property, plant, and equipment was determined using a market approach, where available, and where not available, a cost approach. The fair value for equipment related to power purchase agreements and fuel delivered to customers was determined using a discounted cash flow income approach considering estimated market rent. The fair value for right of use assets related to operating leases was determined using a discounted cash flow income approach considering estimated market rent. The fair values for finite-lived intangible assets were determined using the income approach.

During the years ended December 31, 2025, 2024 and 2023, the Company recorded impairment charges of $783.5 million, $949.3 million and $269.5 million, respectively, to impairment in the consolidated statements of operations. The following table reflects the category of impairment charges recorded during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the years ended December 31,
	2025	2024	2023
Contract assets	$28,105	$35,118	$2,375
Prepaid expenses, tax credits and other current assets	12,083	3,207	9,737
Property, plant, and equipment, net	661,278	681,210	3,055
Equipment related to power purchase agreements and fuel delivered to customers, net	23,902	1,625	219
Right of use assets related to finance leases, net	2,602	—	—
Right of use assets related to operating leases, net	8,588	145,427	4,608
Intangible assets, net	48,886	79,728	20
Goodwill	—	—	249,480
Investments in non-consolidated entities and non-marketable securities	—	3,000	—
Impairment	$785,444	$949,315	$269,494

To the extent there are further changes in market conditions or the performance of the Company’s long-lived assets, there is a possibility that the Company could incur additional impairment charges in the future.

Inventory Valuation

Inventories are valued at the lower of cost, determined on a first-in, first-out basis, and net realizable value. All inventory, including spare parts inventory held at service locations, is not relieved until the customer has received the product, at which time the customer obtains control of the goods. We maintain inventory levels adequate for our short-term needs within the next twelve months based upon present levels of production. An allowance for potential non-saleable inventory due to damaged, excess stock or obsolescence is based upon a detailed review of inventory, past history, and expected usage. The Company's estimate of the reserves utilizes certain inputs and involves judgment. The Company evaluates excess and obsolescence and lower of cost or net realizable value inventory reserves throughout the course of the year and, as necessary, reserves inventory based upon a variety of factors, including historical usage, forecasted usage and sales, product obsolescence, anticipated selling price, and anticipated cost to complete to determine product margin and other factors. We review all contracts related to product lines with projected negative margins that are arranged to be sold at a loss in the future as the basis for a lower of cost or net realizable value adjustment.

Common Stock Warrant Accounting

The Company accounts for common stock warrants as either derivative liabilities or as equity instruments depending on the specific terms of the respective warrant agreements. Common stock warrants that meet certain applicable requirements of ASC Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and other related guidance are accounted for as equity instruments. The Company classifies these equity instruments within additional paid-in capital on the consolidated balance sheets.

Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon and Walmart as discussed in Note 18, “Share-Based Consideration Payable to a Customer.” The Company adopted FASB ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which requires entities to measure and classify share-based payment awards granted to a customer. On December 30, 2025, the Company entered into an agreement with Walmart in which Walmart agreed to forfeit all vested portions of the Walmart Warrant. The unvested portions of the Walmart Warrant were cancelled and accordingly, no shares of common stock will become issuable by the Company in connection with the Walmart Warrant.

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

Common stock warrants accounted for as a liability are the warrants issued to purchase up to 185,430,464 shares of the Company’s common stock at $7.75 per share as discussed in Note 12, “Warrant Liabilities.”  Under the terms of the $7.75 Warrants, upon a Change of Control (as defined in the $7.75 Warrants), the holder may elect to require the Company (or successor entity) to purchase the warrant for cash equal to its Black-Scholes value (a “Change of Control Cash Election”). This Change of Control Cash Election right is not contingent upon other equity holders of the Company receiving the same consideration and is exercisable at the election of the warrant holder irrespective of the form of consideration payable to other holders of the Company’s securities in such transaction. As such, the $7.75 Warrants were recorded on the consolidated balance sheets as a liability because the Change of Control Cash Election represents a conditional obligation that could require the Company to settle the $7.75 Warrants for cash upon the occurrence of a Change of Control, which precludes equity classification under ASC 815.

The Company measures the $7.75 Warrants at fair value. Each period the fair value of the notes will be re-measured and resulting gains/losses from change in fair value will be recognized within the consolidated statements of operations. Refer to Note 8, “Fair Value Measurements,” for further information.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, ASU 2023-09, Improvements to Income Tax Disclosures, was issued to require public business entities to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, annual disclosures on income taxes paid will be required to be further disaggregated by federal, state, and foreign taxes. This update is effective for annual periods beginning after December 15, 2024. The Company has adopted the standard on a retrospective basis. Refer to Note 22, “Income Taxes.”

Recently Issued and Not Yet Adopted Accounting Pronouncements

In December 2025, Accounting Standards Update 2025-11 (“ASU 2025-11”), Interim Reporting (Topic 270): Narrow-Scope Improvements, was issued to improve the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods and adds to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2027 with early adoption permitted. The Company has not yet adopted ASU 2025-11 and is still evaluating the impact of the adoption on its consolidated financial statements.

In December 2025, Accounting Standards Update 2025-10 (“ASU 2025-10”), Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, was issued to establish the accounting for a government grant received by a business entity, including guidance for: (1) a grant related to an asset; and (2) a grant related to income. This standard establishes authoritative guidance in generally accepted accounting principles in the United States (“GAAP”) about accounting for government grants received by business entities improves financial reporting by clarifying the appropriate accounting, reducing diversity in practice, and increasing consistency across business entities. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2028 with early adoption permitted. The Company has not yet adopted ASU 2025-10 and is still evaluating the impact of the adoption on its consolidated financial statements.

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

In May 2025, Accounting Standards Update 2025-04 (“ASU 2025-04”), Clarifications to Share-Based Consideration Payable to a Customer, was issued to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2026 with early adoption permitted. The Company has not yet adopted ASU 2025-04 and is still evaluating the impact of the adoption on its consolidated financial statements.

In November 2024, ASU 2024-04, Debt with Conversion and Other Options (“ASU 2024-04”), was issued to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20. This standard is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2024, ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), was issued which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. This standard is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, on a prospective basis, with early adoption and retrospective application permitted. The Company has not yet adopted ASU 2024-03 and is still evaluating the impact of the adoption on its consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

As of December 31, 2025 and 2024, our cash and cash equivalents were maintained with financial institutions in which our current deposits are in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.

Foreign Currency Exchange Rate Risk

Portions of our revenue and operating expenses that are incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Our exposure to changes in foreign currency rates is primarily related to operations of Plug Power Europe, our French subsidiary, as well as Frames, our wholly-owned subsidiary headquartered in the Netherlands. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations and comprehensive loss. We also have our joint venture AccionaPlug S.L., a joint venture with Acciona, as well as an investment in the Clean H2 Infra Fund. Our exposure to foreign currency can give rise to foreign exchange risk resulting from our equity method investments in Acciona and Clean H2 Infra Fund which operate in Europe. Our AccionaPlug S.L. and Clean H2 Infra Fund exposure presently is immaterial as commercial activities are in early stages.

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

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements and related notes, together with the report of independent registered public accounting firm, appear at pages F-1 through F-61 of this Annual Report on Form 10-K for the year ended December 31, 2025 and are incorporated by reference in this Item 8.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

Management’s Report on Internal Control

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth by COSO in Internal Control -- Integrated Framework (2013). Based on this evaluation, management determined that we maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Deloitte & Touche LLP’s report is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Plug Power Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Plug Power and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 2, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Rochester, New York

March 2, 2026

Item 9B. Other Information

Director and Officer Trading Arrangements

On December 16, 2025, George C. McNamee, Chairman of the Company’s Board of Directors, adopted a new stock trading plan established pursuant to Rule 10b5-1 of the Exchange Act (the “New Plan”), which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), and which provides for the sale of up to 188,964 shares of the Company’s common stock upon the later of 1) March 17, 2026; or 2) the earlier of the third business day following the disclosure of the Company’s Annual Report on Form 10-K for the completed fiscal quarter in which the plan was adopted; or April 16, 2026. The New Plan was adopted during an open insider trading window.

Non-Executive Chairman and Transitional Consultant

On March 2, 2026, upon the filing of the Annual Report on Form 10-K, Andrew J. Marsh ceased serving as Chief Executive Officer of the Company and resigned from all officer positions and management roles with the Company and its subsidiaries in connection with the Company’s previously announced leadership succession plan. Mr. Marsh’s retirement was a planned transition and was not the result of any disagreement with the Company regarding its operations, policies or practices.

Mr. Marsh continues to serve as a member of the Company’s Board of Directors and effective March 2, 2026, was appointed non-executive Chairman of the Board. On March 2, 2026, the Company entered into a Non-Executive Chairman Agreement with Mr. Marsh (the “Chairman Agreement”). Pursuant to the Chairman Agreement, Mr. Marsh will serve as non-executive Chairman for an initial two-year term, subject to extension by mutual agreement.

During the term, Mr. Marsh will receive (i) an annual cash retainer of $200,000, payable quarterly in arrears, (ii) a one-time non-qualified stock option award granted on the effective date that vests in full on the one-year anniversary of grant and (iii) an annual equity award with a grant date value of $225,000, consisting of 50% non-qualified stock options and 50% restricted common stock, each vesting in full on the first anniversary of grant, subject to continued service. All outstanding equity awards granted pursuant to the Chairman Agreement will become fully vested upon a Sale Event (as defined in the Company’s 2021 Stock Option and Incentive Plan, as amended (the “2021 Plan”)).

The Chairman Agreement also provides for a lump-sum payment equal to twelve (12) months of the Company’s share of group health premiums in effect on the effective date or, at the Company's election, in equal monthly installments over the twelve-month period.

The Chairman Agreement supersedes Mr. Marsh’s prior employment agreement, and all compensation, severance, bonus, change-in-control, benefits and other employment-related provisions thereunder were terminated effective March 2, 2026, except to the extent previously accrued and unpaid.

On March 2, 2026, the Company also entered into a Transitional Consulting Agreement with Mr. Marsh (the “Consulting Agreement”), pursuant to which Mr. Marsh will provide transitional consulting services for an initial two-year term and will receive consulting fees of $155,000 per quarter, payable in arrears. In addition, subject to Board approval, Mr. Marsh will receive quarterly non-qualified stock option awards with a grant date fair value of $150,000 per quarter, vesting in accordance with the Company’s standard vesting schedule for non-employee service providers, subject to an aggregate annual cap of $600,000, and all such quarterly awards will become fully vested upon a Sale Event (as defined in the 2021 Plan).

Pursuant to the Chairman Agreement and the Transitional Consulting Agreement, all outstanding equity awards held by Mr. Marsh as of March 2, 2026 will continue to be governed by and vest in accordance with the 2021 Plan subject to his continued Service Relationship (as defined in the 2021 Plan).

The foregoing descriptions of the Chairman Agreement and Consulting Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, which are filed as Exhibits 10.1 and 10.2 to this Annual Report on Form 10-K and incorporated herein by reference.

New Compensatory Arrangements with Certain Executive Officers

On March 2, 2026, the Company entered into new Executive Employment Agreements (each, an “Employment Agreement”) with Jose Luis Crespo, Paul B. Middleton, Dean Fullerton and Gerard L. Conway, Jr. (collectively, the “Executives”). Each Employment Agreement is effective as of March 2, 2026.

As previously disclosed in the Company’s Current Report on Form 8-K filed on October 7, 2025, Jose Luis Crespo will succeed Andrew J. Marsh as the Company’s Chief Executive Officer, effective on March 2, 2026. Mr. Crespo currently serves as President of the Company and, under his Employment Agreement, will serve as Chief Executive Officer and President. Mr. Middleton, Mr. Fullerton and Mr. Conway will continue to serve as Chief Financial Officer, Chief Operating Officer and Chief Legal Officer, respectively.

Pursuant to the Employment Agreements, the Executives will receive the following initial annual base salaries: Mr. Crespo: $700,000; Mr. Middleton: $600,000; Mr. Fullerton: $570,000; and Mr. Conway: $525,000. Each Executive’s base salary will be reviewed annually by the Compensation Committee of the Board (the “Compensation Committee”).

Each Executive will be eligible to receive an annual cash bonus, as determined by the Compensation Committee. The initial target annual bonus opportunity for each Executive is 100% of base salary.

Each Executive will be eligible to receive annual equity awards as determined by the Compensation Committee.

In addition, Mr. Middleton’s Employment Agreement provides that, no later than June 30 of each calendar year, he will receive an annual equity grant under the 2021 Plan with a grant date value of $2,000,000, comprised of 50% non-qualified stock options and 50% restricted stock.

If an Executive's employment is terminated by the Company without "Cause" (as defined in the applicable Employment Agreement), or in the case of Mr. Middleton, if he voluntarily resigns after April 30, 2029, or in the case of Mr. Conway, if he voluntarily resigns after June 30, 2028, subject to execution and effectiveness of a release of claims and continued compliance with restrictive covenants:

●	Mr. Crespo and Mr. Fullerton will be entitled to (i) cash severance equal to one year of base salary; (ii) full acceleration of time-based equity awards; (iii) 24-month post-termination option exercise period; and (iv) cash payment equal to 12 months of the Company’s share of COBRA premiums.
●	Mr. Middleton and Mr. Conway will be entitled to (i) cash severance equal to one year of base salary plus a prorated annual bonus; (ii) full acceleration of time-based equity awards; (iii) 24-month post-termination option exercise period; and (iv) cash payment equal to 12 months of the Company's share of COBRA premiums.

Severance payments are generally payable over 12 months (except COBRA-related payments, which are paid in a lump sum), subject to Section 409A timing rules.

If, within 12 months following a “Change in Control” (as defined in the applicable Employment Agreement), the Executive is terminated without Cause or resigns for “Good Reason” (as defined in the applicable Employment Agreement), subject to execution and effectiveness of a release of claims and continued compliance with restrictive covenants, each Executive is entitled to: (i) a lump sum payment equal to: (A) 100% of average base salary over the prior three fiscal years (or current base salary, if higher), plus (B) 100% of average annual bonus over the prior three fiscal years (or most recent bonus, if higher); (ii) full acceleration of time-based equity awards; (iii) 24-month post-termination option exercise period; and (iv) COBRA premium equivalent payment for 12 months.

Change in Control payments are subject to a Section 280G “best net” cutback provision.

The Employment Agreements contain customary terms and conditions, including provisions relating to confidentiality, non-solicitation, non-disparagement and cooperation, and acknowledgments regarding the applicability of the Company’s clawback policies.

The foregoing descriptions of the Employment Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of the Employment Agreements, which are filed as Exhibits 10.3 through 10.6 to this Annual Report on Form 10-K and incorporated herein by reference.

New Indemnification Agreements

On March 2, 2026, the Company entered into new forms of indemnification agreement with each of its directors and executive officers (the “Indemnification Agreements”). The Company entered into the Indemnification Agreements to modernize and clarify its indemnification framework in light of recent legal and regulatory developments and to provide contractual protections that support the continued attraction and retention of qualified directors and executive officers.

The Indemnification Agreements provide that the Company will indemnify each indemnitee to the fullest extent permitted by Delaware law against liabilities and expenses incurred in connection with any proceeding arising by reason of the indemnitee’s service as a director or officer of the Company or, at the Company’s request, as a director, trustee, officer, manager, partner, employee or agent of another entity.

The Indemnification Agreements provide for mandatory advancement of expenses incurred in connection with any such proceeding, subject to the indemnitee’s undertaking to repay such amounts if it is ultimately determined by a court of competent jurisdiction in a final judgment, not subject to appeal, that the indemnitee is not entitled to indemnification. The Indemnification Agreements establish procedures for determining entitlement to indemnification, including the use of independent counsel in certain circumstances, and include a presumption in favor of indemnification to the extent permitted by law.

The Indemnification Agreements also provide that, following a change in control of the Company, determinations regarding entitlement to indemnification will be made by independent counsel and such independent counsel will be selected by the indemnitee. In addition, the Indemnification Agreements provide that determinations of entitlement shall be made without regard to the indemnitee’s entitlement to or availability of insurance coverage. To the extent the Company maintains directors' and officers' liability insurance, the indemnitee will be covered to the maximum extent of the coverage available, and the Company will provide certain cooperation in connection with insurance claims.

The Indemnification Agreements do not provide indemnification for, among other things, amounts otherwise recoverable under insurance, certain short-swing trading profits under Section 16(b) of the Exchange Act or any reimbursement or repayment of incentive compensation or other remuneration required pursuant to Section 304 of the Sarbanes-Oxley Act, Exchange Act Rule 10D-1, or any Company clawback policy.

The foregoing description of the Indemnification Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the forms of Indemnification Agreement, which are filed as Exhibits 10.10 and 10.11 to this Annual Report on Form 10-K and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference from the Company’s definitive proxy statement pursuant to Regulation 14A to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025, to the extent not set forth below.

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

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information regarding securities authorized for issuance under equity compensation plans (which is set forth below), the information required under this item is incorporated herein by reference from the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information, as of December 31, 2025, about the shares of our common stock that may be issued upon the exercise of options and restricted stock under the 2021 Plan:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)		(b) (1)	(c)
Equity compensation plans approved by security holders	50,542,684	(2)	$6.27	26,842,486	(3)
Equity compensation plans not approved by security holders	216,666	(4)	$4.09	-
Total	50,759,350			26,842,486
(1)	The weighted-average exercise price is calculated solely based on outstanding options.
(2)	Represents 45,754,184 shares underlying outstanding options issued under the 2021 Plan and 4,788,500 shares underlying outstanding options issued under the 2011 Stock Option and Incentive Plan, as amended. The amounts reported in the table do not include 7,213,902 shares of restricted stock granted under the 2021 Plan.
(3)	Includes shares available for future issuance under the 2021 Plan.
(4)	Included in equity compensation plans not approved by stockholders are shares granted to new employees for key positions within the Company. No specific shares have been allocated for this purpose, but rather equity awards are approved by the Company’s Board of Directors in specific circumstances.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference from the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services

Our independent public accounting firm is Deloitte & Touche LLP, Rochester, New York, United States, PCAOB Audit ID 34.

The information required under this item is incorporated herein by reference from the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

15(a)(1) Financial Statements

The financial statements and notes are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

15(a)(2) Financial Statement Schedules

The following financial statement schedule is included in this Annual Report on Form 10-K (in thousands):

Schedule II - Valuation and Qualifying Accounts

	Column B	Column C - Additions		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other accounts - Describe	Deductions - Describe		Balance at End of Period
Year ended December 31, 2025
Inventory valuation adjustments	$158,895	97,062	-	(104,051)	(1)	$151,906
Allowance for credit losses	$37,712	28,455	-	(19,362)	(2)	$46,805
Year ended December 31, 2024
Inventory valuation adjustments	$85,210	171,981	-	(98,296)	(1)	$158,895
Allowance for credit losses	$8,798	30,779	-	(1,865)	(2)	$37,712
Year ended December 31, 2023
Inventory valuation adjustments	$5,442	93,742	-	(13,974)	(1)	$85,210
Allowance for credit losses	$43	8,848	-	(93)	(2)	$8,798

(1) Write offs of inventory valuation adjustments

(2) Write offs and recoveries of credit losses

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

Exhibit No.	Description
3.4

Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on July 25, 2014 and incorporated by reference herein)

3.5

Certificate of Correction to Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.9 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 10, 2017 and incorporated by reference herein)

3.6

Fourth Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on June 30, 2017 and incorporated by reference herein)

3.7

Fifth Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.7 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2021 and incorporated by reference herein)

3.8

Sixth Certificate of Amendment of Amended and Restated Certificate of Incorporation of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on February 13, 2026 and incorporated by reference herein)

3.9

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Plug Power Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (filed as Exhibit 3.1 to Plug Power Inc.’s Registration Statement on Form 8-A filed on June 24, 2009 and incorporated by reference herein)

3.10	Seventh Amended and Restated Bylaws of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 26, 2024 and incorporated by reference herein)

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

4.5	Form of 7.00% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on March 26, 2024 and incorporated by reference herein)

4.6

Indenture, dated as of November 21, 2025, between Plug Power Inc. and U.S. Bank Trust Company, National Association (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on November 21, 2025 and incorporated by reference herein)

4.7	Form of 6.75% Convertible Senior Notes due 2033 (filed as Exhibit A to Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on November 21, 2025 and incorporated by reference herein)

Exhibit No.	Description
4.8

Warrant to Purchase Common Stock, issued April 4, 2017, between Plug Power Inc. and Amazon.com NV Investment Holdings LLC (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 5, 2017 and incorporated by reference herein)

4.9

Warrant to Purchase Common Stock, issued August 24, 2022, between Plug Power Inc. and Amazon.com NV Investment Holdings LLC (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed August 25, 2022 and incorporated by reference herein)

4.10	Warrant to Purchase Common Stock (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on July 9, 2025 and incorporated by reference herein)
4.11	Form of New Warrant (filed as Exhibit 4.1 to Plug Power Inc.’s Current Report on Form 8-K filed on October 8, 2025 and incorporated by reference herein)

4.12	Form of Pre-Funded Warrant (filed as Exhibit 4.2 to Plug Power Inc.’s Current Report on Form 8-K filed on October 8, 2025 and incorporated by reference herein)

4.13*	Description of the Registrant’s securities registered under Section 12 of the Securities Exchange Act of 1934

10.1*#†	Non-Executive Chairman Agreement, dated as of March 2, 2026, between Andrew J. Marsh and Plug Power Inc.

10.2*#†	Transitional Consulting Agreement, dated as of March 2, 2026, between Andrew J. Marsh and Plug Power Inc.

10.3*#	Executive Employment Agreement, dated as of March 2, 2026, between Jose Luis Crespo and Plug Power Inc.

10.4*#	Executive Employment Agreement, dated as of March 2, 2026, between Paul B. Middleton and Plug Power Inc.

10.5*#	Executive Employment Agreement, dated as of March 2, 2026, between Gerard L. Conway, Jr. and Plug Power Inc.

10.6*#	Executive Employment Agreement, dated as of March 2, 2026, between Dean C. Fullerton and Plug Power Inc.

10.7#

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

10.10*#	Form of Officer Indemnification Agreement

10.11*#	Form of Director Indemnification Agreement

Exhibit No.	Description
10.12#	Form of Non-Qualified Stock Option Agreement for Company Employees (filed as Exhibit 10.12 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 3, 2025 and incorporated by reference herein)

10.13#

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (filed as Exhibit 10.13 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 3, 2025 and incorporated by reference herein)

10.14#	Form of Non-Qualified Stock Option Agreement for Non-U.S. Optionees (filed as Exhibit 10.14 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 3, 2025 and incorporated by reference herein)

10.15#

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

10.17#	Form of Restricted Stock Award Agreement for Company Employees (filed as Exhibit 10.15 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 3, 2025 and incorporated by reference herein)

10.18#	Form of Restricted Stock Award Agreement for Non-Employee Directors (filed as Exhibit 10.16 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 3, 2025 and incorporated by reference herein)

10.19#	Form of Restricted Stock Unit Award Agreement for Non-U.S. Grantees (filed as Exhibit 10.17 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 3, 2025 and incorporated by reference herein)

10.20#	2021 Stock Option and Incentive Plan (filed as Appendix B to Plug Power Inc.’s Schedule 14A Proxy Statement filed on July 9, 2021 and incorporated by reference herein)

10.21#	Amendment No. 1 to the 2021 Stock Option and Incentive Plan (filed as Appendix A to Plug Power Inc.’s Schedule 14A Proxy Statement filed on May 2, 2022 and incorporated by reference herein)

10.22#	Amendment No. 2 to the 2021 Stock Option and Incentive Plan (filed as Appendix A to Plug Power Inc.’s Schedule 14A Proxy Statement filed on May 16, 2023 and incorporated by reference herein)

10.23#	Amendment No. 3 to the 2021 Stock Option and Incentive Plan (filed as Appendix E to Plug Power Inc.’s Schedule 14A Proxy Statement filed on June 9, 2025 and incorporated by reference herein)

10.24#	2023 Employee Stock Purchase Plan (filed as Appendix B to Plug Power Inc.’s Schedule 14A Proxy Statement filed on May 16, 2023 and incorporated by reference herein)

10.25*#	Plug Power Inc. Third Amended and Restated Non-Employee Director Compensation Policy

10.26

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

Exhibit No.	Description

10.29

Master Lease Agreement, dated as of April 10, 2019, between Plug Power Inc. and Wells Fargo Equipment Finance, Inc. (filed as Exhibit 10.31 to Plug Power Inc.’s Annual Report on Form 10-K filed on May 14, 2021 and incorporated by reference herein)

10.30

Transaction Agreement, dated as of April 4, 2017, between Plug Power Inc. and Amazon.com, Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 5, 2017 and incorporated by reference herein)

10.31

Transaction Agreement, dated as of August 24, 2022, between Plug Power Inc. and Amazon.com, Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed August 25, 2022 and incorporated by reference herein)

10.32

Release Event License Agreement, dated as of December 30, 2025, by and between Plug Power Inc. and Walmart Inc. (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on January 6, 2026 and incorporated by reference herein)

10.33

At Market Issuance Sales Agreement, dated January 17, 2024, by and between Plug Power Inc. and B. Riley Securities, Inc. (filed as Exhibit 1.1 to Plug Power Inc.’s Current Report on Form 8-K filed on January 17, 2024 and incorporated by reference herein)

10.34

Amendment No. 1 to At Market Issuance Sales Agreement (filed as Exhibit 10.14 to Plug Power Inc.’s Annual Report on Form 10-K filed on March 3, 2025 and incorporated by reference herein), dated February 23, 2024, by and between Plug Power Inc. and B. Riley Securities, Inc. (filed as Exhibit 1.1 to Plug Power Inc.’s Current Report on Form 8-K filed on February 23, 2024 and incorporated by reference herein)

10.35

Amendment No. 2 to At Market Issuance Sales Agreement, dated November 7, 2024, by and between Plug Power Inc. and B. Riley Securities, Inc. (filed as Exhibit 1.1 to Plug Power Inc.’s Current Report on Form 8-K filed on November 8, 2024 and incorporated by reference herein)

10.36

Amendment No. 3 to At Market Issuance Sales Agreement, dated August 15, 2025, by and between Plug Power Inc. and B. Riley Securities, Inc. (filed as Exhibit 1.1 to Plug Power Inc.’s Current Report on Form 8-K filed on August 15, 2025 and incorporated by reference herein)

10.37

Amendment No. 4 to At Market Issuance Sales Agreement, dated September 29, 2025, by and among Plug Power Inc., B. Riley Securities, Inc. and Yorkville Securities (filed as Exhibit 1.1 to Plug Power Inc.’s Current Report on Form 8-K filed on September 30, 2025 and incorporated by reference herein)

10.38

Note Purchase Agreement, dated January 16, 2025, by and among Plug Power Energy Loan Borrower LLC, the U.S. Department of Energy, and the Federal Financing Bank (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on January 23, 2025 and incorporated by reference herein)

10.39

Future Advance Promissory Note of Plug Power Energy Loan Borrower LLC, dated January 16, 2025 (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on January 23, 2025 and incorporated by reference herein)

10.40

Loan Guarantee Agreement, dated January 16, 2025, by and between Plug Power Energy Loan Borrower LLC, Plug Power Limestone, LLC, and the U.S. Department of Energy (filed as Exhibit 10.3 to Plug Power Inc.’s Current Report on Form 8-K filed on January 23, 2025 and incorporated by reference herein)

10.41

Standby Equity Purchase Agreement, dated February 10, 2025, between Plug Power Inc. and YA II PN, LTD (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on February 10, 2025 and incorporated by reference herein)

Exhibit No.	Description
10.42

Form of Warrant Inducement Agreement, dated October 8, 2025, by and among Plug Power Inc. and the Investor (filed as Exhibit 1.1 to Plug Power Inc.’s Current Report on Form 8-K filed on October 8, 2025 and incorporated by reference herein)

10.43

Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 24, 2026, by and among Plug Power Inc., Plug Project Holdings Co., LLC and Stream US Data Centers, LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on February 26, 2026 and incorporated by reference herein)

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

†

Certain portions of these exhibits have been redacted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K. The Registrant hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

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

Date: March 2, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANDREW MARSH	Chief Executive Officer and Director	March 2, 2026
Andrew Marsh	(Principal Executive Officer)

/s/ PAUL B. MIDDLETON	Chief Financial Officer and Chief Accounting Officer	March 2, 2026
Paul B. Middleton	(Principal Financial Officer and Principal Accounting Officer)

/s/ GEORGE C. MCNAMEE	Director	March 2, 2026
George C. McNamee

/s/ MARK J. BONNEY	Director	March 2, 2026
Mark J. Bonney

/s/ MAUREEN O. HELMER	Director	March 2, 2026
Maureen O. Helmer

/s/ PATRICK JOGGERST	Director	March 2, 2026
Patrick Joggerst

/s/ GREGORY L. KENAUSIS	Director	March 2, 2026
Gregory L. Kenausis

/s/ KAVITA MAHTANI	Director	March 2, 2026
Kavita Mahtani

/s/ COLIN ANGLE	Director	March 2, 2026
Colin Angle

/s/ GARY K. WILLIS	Director	March 2, 2026
Gary K. Willis

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Plug Power Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Plug Power Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventories - Reserves -- Refer to Notes 2 and 3 of the financial statements

Critical Audit Matter Description

The Company establishes inventory reserves against excess, obsolete and damaged goods, and records its inventory at the lower of cost or net realizable value.  As part of these processes, the Company reviews all contracts related to product lines with projected negative margins that are expected to be sold at a loss in the future, which serves as the basis for the Company’s lower of cost or net realizable value adjustment.  The Company's estimate of the reserves utilizes certain inputs and involves judgment. The Company evaluates these reserves on a quarterly basis and, as necessary, writes down the valuation of inventory based upon historical usage, forecasted usage and sales, product obsolescence, anticipated selling price, anticipated cost to complete to determine product margin, and other factors. Reserves are included in inventory, net, on the balance sheet. The reserve for excess and obsolete inventory and lower of cost or net realizable value as of December 31, 2025, was $151.9 million.

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

Impairment in connection with the long-lived assets — Refer to Notes 2 and 21 of the financial statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgements underlying the impairment charge included the following, among others:

●	We tested the effectiveness of internal controls associated with management's process for recording the impairment charge.
●	With the assistance of our fair value valuation specialists:
o	Evaluated the reasonableness of the valuation methodologies for the asset groups;
o	Evaluated the reasonableness of the key inputs and assumptions utilized in the personal property fair value analysis;
o	Evaluated the reasonableness of key inputs and assumptions utilized in the intangible assets fair value analysis including: discount rate, royalty rate, and technology obsolescence factors;
o	Evaluated the reasonableness of key inputs and assumptions utilized in the right of use asset fair value analysis including: market rent, market rent growth and discount rate.
●	Tested the underlying data which served as the basis for the determination of fair value to test that the inputs were accurate and complete.
●	Evaluated the Company's disclosures related to impairment to assess their conformity with the applicable accounting standards.

/s/ Deloitte & Touche LLP

Rochester, NY

March 2, 2026

We have served as the Company’s auditor since 2022.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and 2024

(In thousands, except share and per share amounts)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$368,540	$205,693
Restricted cash	186,746	198,008
Accounts receivable, net of allowance of $46,805 as of December 31, 2025 and $37,712 as of December 31, 2024	134,758	157,244
Inventory, net	520,968	682,642
Contract assets	105,268	94,052
Prepaid expenses, tax credits, and other current assets	93,988	139,845
Total current assets	1,410,268	1,477,484

Restricted cash	438,698	637,008
Property, plant, and equipment, net	281,001	866,329
Right of use assets related to finance leases, net	44,852	51,822
Right of use assets related to operating leases, net	182,206	218,081
Equipment related to power purchase agreements and fuel delivered to customers, net	122,926	144,072
Contract assets	24,137	23,963
Intangible assets, net	29,228	84,660
Investments in non-consolidated entities and non-marketable securities	46,909	85,494
Other assets	14,343	13,933
Total assets(A)	$2,594,568	$3,602,846

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$168,744	$180,966
Accrued expenses	128,010	103,145
Deferred revenue and other contract liabilities	66,742	144,093
Operating lease liabilities	70,407	71,250
Finance lease liabilities	10,934	12,802
Finance obligations	76,160	83,129
Current portion of convertible debt instruments, net	2,583	58,273
Current portion of long-term debt	626	946
Contingent consideration, loss accrual for service contracts, and other current liabilities (of which $4,871 was measured at fair value as of December 31, 2025 and $28,954 was measured at fair value as of December 31, 2024)	86,382	93,885
Total current liabilities	610,588	748,489

Deferred revenue and other contract liabilities	34,203	58,532
Operating lease liabilities	194,709	242,148
Finance lease liabilities	17,627	22,778
Finance obligations	191,806	264,318
Warrant liabilities	52,323	—
Convertible debt instruments, net (of which $431,014 was measured at fair value as of December 31, 2025 and $173,150 was measured at fair value as of December 31, 2024)	431,014	321,060
Long-term debt	1,306	1,932
Contingent consideration, loss accrual for service contracts, and other liabilities (of which $6,906 was measured at fair value as of December 31, 2025 and $31,792 was measured at fair value as of December 31, 2024)	57,678	135,833
Total liabilities(A)	1,591,254	1,795,090

Stockholders’ equity:
Common stock, $.01 par value per share; 1,500,000,000 shares authorized; Issued (including shares in treasury): 1,394,241,538 as of December 31, 2025 and 934,126,897 as of December 31, 2024	13,943	9,342
Additional paid-in capital	9,186,314	8,430,537
Accumulated other comprehensive income/(loss)	6,796	(2,502)
Accumulated deficit	(8,226,039)	(6,594,445)
Less common stock in treasury: 970,588 as of December 31, 2025 and 20,230,043 as of December 31, 2024	(2,945)	(108,795)
Total Plug Power Inc. stockholders’ equity	978,069	1,734,137
Non-controlling interest(A)	25,245	73,619
Total stockholders’ equity	1,003,314	1,807,756
Total liabilities and stockholders’ equity	$2,594,568	$3,602,846

(A)Includes balances associated with a consolidated variable interest entity (“VIE”), including amounts reflected in “total assets” that can only be used to settle obligations of the VIE of $51,801 and $148,605 as of December 31, 2025 and 2024, respectively, as well as liabilities of the VIE reflected within “total liabilities” for which creditors do not have recourse to the general credit of Plug Power Inc. of $1,311 and $1,367 as of December 31, 2025 and 2024, respectively. Refer to Note 28, “Variable Interest Entities,” for additional information.

See notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2025, 2024 and 2023

(In thousands, except share and per share amounts)

	2025	2024	2023
Net revenue:
Sales of equipment, related infrastructure and other	$371,081	$390,335	$711,433
Services performed on fuel cell systems and related infrastructure	94,462	52,169	39,093
Power purchase agreements	107,572	77,842	63,731
Fuel delivered to customers and related equipment	133,411	97,882	66,246
Other	3,393	10,586	10,837
Net revenue	709,919	628,814	891,340
Cost of revenue:
Sales of equipment, related infrastructure and other	477,741	696,087	765,575
Services performed on fuel cell systems and related infrastructure	70,353	57,766	75,412
(Benefit)/provision for loss contracts related to service	(24,607)	48,539	86,346
Power purchase agreements	178,733	216,947	218,936
Fuel delivered to customers and related equipment	248,061	228,827	246,318
Other	1,678	5,535	6,544
Total cost of revenue	951,959	1,253,701	1,399,131

Gross loss	(242,040)	(624,887)	(507,791)

Operating expenses:
Research and development	57,960	77,226	113,745
Selling, general and administrative	379,570	376,110	422,469
Restructuring	25,857	8,153	—
Impairment	785,444	949,315	269,494
Change in fair value of contingent consideration	(23,486)	(15,847)	30,024
Total operating expenses	1,225,345	1,394,957	835,732

Operating loss	(1,467,385)	(2,019,844)	(1,343,523)

Interest income	19,429	30,717	55,829
Interest expense	(65,127)	(46,622)	(45,201)
Other income/(expense), net	7,609	(19,963)	(131)
Realized loss on investments, net	—	—	(12,806)
Change in fair value of equity securities	—	—	11,421
Loss on extinguishment of convertible debt instruments and debt	(31,501)	(16,278)	—
Change in fair value of convertible debt instruments and debt	(32,895)	(3,424)	—
Inducement of common warrant exercise	(196,482)	—	—
Change in fair value of warrant liabilities	128,101	—	—
Loss on equity method investments	(55,061)	(32,177)	(41,786)

Loss before income taxes	$(1,693,312)	$(2,107,591)	$(1,376,197)

Income tax (expense)/benefit	(356)	2,686	7,364

Net loss	$(1,693,668)	$(2,104,905)	$(1,368,833)

Net loss attributable to non-controlling interest	(62,074)	(204)	—

Net loss attributable to Plug Power Inc.	$(1,631,594)	$(2,104,701)	$(1,368,833)

Net loss per share attributable to Plug Power Inc.:
Basic and diluted	$(1.42)	$(2.68)	$(2.30)

Weighted average number of common stock outstanding	1,146,691,189	785,024,373	595,468,419

See notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31, 2025, 2024 and 2023

(In thousands)

	2025	2024	2023
Net loss	$(1,693,668)	$(2,104,905)	$(1,368,833)
Other comprehensive income/(loss):
Foreign currency translation gain/(loss)	4,328	4,300	(3,470)
Change in net unrealized gain on available-for-sale securities	—	—	9,866
Amounts reclassified from accumulated other comprehensive income/(loss):
Foreign currency translation losses from non-consolidated entity sold	4,970	—	—
Other-than-temporary impairment of available-for-sale securities	—	—	12,806
Comprehensive loss, net of tax	$(1,684,370)	$(2,100,605)	$(1,349,631)
Less: comprehensive loss attributable to non-controlling interest	(62,074)	(204)	—
Total comprehensive loss attributable to Plug Power Inc.	$(1,622,296)	$(2,100,401)	$(1,349,631)

See notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2025, 2024 and 2023

(In thousands, except share amounts)

				Accumulated				Total
			Additional	Other				Plug Power		Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’	Non-controlling	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Shares	Amount	Deficit	Equity	Interests	Equity
December 31, 2022	608,421,785	$6,084	$7,297,306	$(26,004)	18,076,127	$(96,261)	$(3,120,911)	$4,060,214	$—	$4,060,214
Net loss	—	—	—	—	—	—	(1,368,833)	(1,368,833)	—	(1,368,833)
Other comprehensive income	—	—	—	19,202	—	—	—	19,202	—	19,202
Stock-based compensation	1,548,608	15	162,893	—	—	—	—	162,908	—	162,908
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	5,103,159	53	1,560	—	—	—	—	1,613	—	1,613
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	1,093,239	(10,007)	—	(10,007)	—	(10,007)
Exercise of warrants	9,304,431	93	(93)	—	—	—	—	—	—	—
Earnouts from acquisitions paid in stock	927,042	9	7,991	—	—	—	—	8,000	—	8,000
Provision for common stock warrants	—	—	25,028	—	—	—	—	25,028	—	25,028
December 31, 2023	625,305,025	$6,254	$7,494,685	$(6,802)	19,169,366	$(106,268)	$(4,489,744)	$2,898,125	$—	$2,898,125
Net loss	—	—	—	—	—	—	(2,104,701)	(2,104,701)	(204)	(2,104,905)
Other comprehensive income	—	—	—	4,300	—	—	—	4,300	—	4,300
Stock-based compensation	4,547,148	45	82,158	—	—	—	—	82,203	—	82,203
Public offerings, common stock, net of issuance costs	298,575,378	2,986	854,886	—	—	—	—	857,872	—	857,872
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	3,073,718	31	123	—	—	—	—	154	—	154
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	1,060,677	(2,527)	—	(2,527)	—	(2,527)
Earnouts from acquisitions paid in stock	2,625,628	26	18,215	—	—	—	—	18,241	—	18,241
Provision for common stock warrants	—	—	33,635	—	—	—	—	33,635	—	33,635
Additional paid-in capital due to contributions to consolidated VIE	—	—	(53,165)	—	—	—	—	(53,165)	53,165	—
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	20,658	20,658
December 31, 2024	934,126,897	$9,342	$8,430,537	$(2,502)	20,230,043	$(108,795)	$(6,594,445)	$1,734,137	$73,619	$1,807,756
Net loss	—	—	—	—	—	—	(1,631,594)	(1,631,594)	(62,074)	(1,693,668)
Other comprehensive income	—	—	—	9,298	—	—	—	9,298	—	9,298
Stock-based compensation	6,902,069	69	50,476	—	—	—	—	50,545	—	50,545
Public and private offerings, common stock, net of issuance costs	81,073,529	811	321,542	—	—	—	—	322,353	—	322,353
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	3,293,900	33	958	—	—	—	—	991	—	991
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	1,492,387	(3,646)	—	(3,646)	—	(3,646)
Exercises of Pre-Funded Warrants	138,930,464	1,389	(1,250)	—	—	—	—	139	—	139
Inducement of common warrant exercise	31,000,000	310	370,535	—	—	—	—	370,845	—	370,845
Exercises of New Pre-Funded Warrants	154,430,464	1,544	(1,529)	—	—	—	—	15	—	15
Issuance of 15.00% Secured Debenture Warrant	—	—	6,069	—	—	—	—	6,069	—	6,069
Exercises of 15.00% Secured Debenture Warrant	26,500,000	265	36,040	—	—	—	—	36,305	—	36,305
Provision for common stock warrants	—	—	41,414	—	—	—	—	41,414	—	41,414
Expiration of common stock forward and retirement of related treasury stock	(1,935,900)	(19)	(3,679)	—	(1,935,900)	3,698	—	—	—	—
Retirement of treasury stock	(18,815,942)	(189)	(105,609)	—	(18,815,942)	105,798	—	—	—	—
Principal payment of convertible debenture settled in common stock	38,736,057	388	49,897	—	—	—	—	50,285	—	50,285
Additional paid-in capital due to contributions to consolidated VIE	—	—	(9,087)	—	—	—	—	(9,087)	9,087	—
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	4,613	4,613
December 31, 2025	1,394,241,538	$13,943	$9,186,314	$6,796	970,588	$(2,945)	$(8,226,039)	$978,069	25,245	$1,003,314

See notes to consolidated financial statements.

PLUG POWER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2025, 2024 and 2023

(In thousands)

	2025	2024	2023
Operating activities
Net loss	$(1,693,668)	$(2,104,905)	$(1,368,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	37,610	61,115	51,986
Amortization of intangible assets	6,950	23,441	19,097
Lower of cost or net realizable value inventory adjustments and provision for excess and obsolete inventory	97,062	171,980	93,742
Stock-based compensation	50,545	82,203	162,908
Loss on extinguishment of convertible debt instruments and debt	31,501	15,666	—
Provision for losses on accounts receivable	28,455	28,914	8,407
Provision for losses on prepaid expenses	19,087	—	—
Amortization of discount/(premium) of debt issuance costs on convertible debt instruments and long-term debt	1,256	(2,826)	2,213
Provision for common stock warrants	45,403	38,984	11,209
Deferred income tax expense/(benefit)	10	(3,155)	(8,534)
Impairment	785,444	949,315	269,494
(Recovery)/provision on service contracts	(67,484)	(3,039)	56,633
Write-off of capitalized closing fees related to DOE loan guarantee	13,195	—	—
Loss on sale of long-lived assets	—	2,885	—
Change in fair value of contingent consideration	(23,486)	(15,847)	30,024
Net realized loss on investments	—	—	12,806
Accretion of premium on available-for-sale securities	—	—	(6,610)
Right of use asset restructuring charge	3,936	—	—
Lease origination costs	—	(3,508)	(9,600)
Change in fair value for equity securities	—	—	(11,421)
Change in fair value of convertible debt instruments and debt	32,895	3,424	—
Inducement of common warrant exercise	196,482	—	—
Change in fair value of warrant liability	(128,101)	—	—
Loss on equity method investments	55,061	32,177	41,786
Change in fair value of derivative financial instruments	—	1,665	—
Changes in operating assets and liabilities that provide/(use) cash:
Accounts receivable	(5,351)	57,653	(122,768)
Inventory	51,894	129,291	(408,631)
Contract assets	(42,016)	(2,493)	(40,258)
Prepaid expenses and other assets	24,779	(31,175)	32,549
Accounts payable, accrued expenses, and other liabilities	83,678	(59,464)	21,722
Payments of contingent consideration	(8,403)	(9,924)	(2,895)
Payments of operating lease liability, net	(23,815)	(5,343)	—
Deferred revenue and other contract liabilities	(108,754)	(85,677)	58,404
Net cash used in operating activities	(535,835)	(728,643)	(1,106,570)

Investing activities
Purchases of property, plant and equipment	(111,164)	(287,098)	(665,208)
Purchases of equipment related to power purchase agreements and equipment related to fuel delivered to customers	(14,476)	(47,150)	(30,918)
Proceeds from sale of long-lived assets	—	500	1,104
Proceeds from sales of available-for-sale securities	—	—	345,264
Proceeds from maturities of available-for-sale securities	—	—	1,006,161
Proceeds from sales of equity securities	—	—	144,250
Proceeds from sale of interest in non-consolidated entity	6,500	—	—
Cash paid for non-consolidated entities and non-marketable securities	(19,868)	(68,616)	(72,601)
Net cash used in investing activities	(139,008)	(402,364)	728,052

Financing activities
Payments of contingent consideration	(18,602)	(19,901)	(10,105)
Proceeds from public and private offerings, net of transaction costs	322,353	857,872	—
Payments of tax withholding on behalf of employees for net stock settlement of stock-based compensation	(3,646)	(2,527)	(10,007)
Contributions by non-controlling interest	1,780	10,163	—
Proceeds from exercise of stock options	991	154	1,613
Proceeds from issuances of common stock warrants, net of transaction costs	6,069	—	—
Proceeds from exercises of common stock warrants, net of transaction costs	391,246	—	—
Proceeds from convertible debt instruments	399,984	190,000	—
Cash penalty from early settlement of convertible senior notes	—	612	—
Principal payments on convertible debt instruments	(323,945)	(22,500)	—
Premium on principal of convertible debt instruments and debt settled in cash	(17,802)	—	—
Proceeds from long-term debt issuance	243,306	—	—
Principal payments on long-term debt	(263,877)	(3,526)	(6,010)
Cash paid for capitalized closing fees related to DOE loan guarantee	(13,666)	—	—
Proceeds from finance obligations	—	60,287	104,251
Principal repayments of finance obligations and finance leases	(94,238)	(87,464)	(73,625)
Net cash provided by financing activities	629,953	983,170	6,117
Effect of exchange rate changes on cash	(1,835)	19,402	(7,799)
Increase/(decrease) in cash and cash equivalents	162,847	70,660	(555,597)
(Decrease)/increase in restricted cash	(209,572)	(199,095)	175,397
Cash, cash equivalents, and restricted cash beginning of period	1,040,709	1,169,144	1,549,344
Cash, cash equivalents, and restricted cash end of period	$993,984	$1,040,709	$1,169,144

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $14.8 million, $8.3 million and $8.1 million, respectively	$59,673	$44,962	$41,811

Summary of non-cash activity
Recognition of right of use asset - finance leases	7,031	163	8,908
Recognition of right of use asset - operating leases	25,641	21,267	90,795
Principal payment on convertible debenture paid in common stock	50,000	—	—
(Decrease)/increase to inventory due to net transfers between inventory and long-lived assets	(13,497)	22,161	728
Contributions of property, plant, and equipment from non-controlling interest	2,833	10,495	—
Earnouts from acquisitions paid in common stock and warrants	—	18,241	8,000
Purchases of long-lived asset from financing agreement	—	2,000	—
Accrued purchase of fixed assets, cash to be paid in subsequent period	25,845	54,948	160,578

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

GenCare: GenCare is our ongoing “Internet of Things”-based maintenance and on-site service program for GenDrive fuel cell systems, GenSure fuel cell systems, GenFuel hydrogen storage and dispensing products.

GenKey: GenKey is our vertically integrated “turn-key” solution combining either GenDrive or GenSure fuel cell power with GenFuel fuel and GenCare aftermarket service, offering complete simplicity to customers transitioning to fuel cell power.

GenEco Electrolyzers: The design and implementation of 5MW and 10MW electrolyzer systems that are modular, scalable hydrogen generators optimized for clean hydrogen production. Electrolyzers generate hydrogen from water using electricity and can produce “green” hydrogen when powered by renewable energy inputs, such as solar or wind power.

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

Liquid Hydrogen: Liquid hydrogen provides an efficient fuel alternative to fossil-based energy. We produce liquid hydrogen at our production facilities in Tennessee, Georgia and Louisiana and through third-party supply arrangements, utilizing electrolyzer systems and liquefaction systems. Liquid hydrogen supply is used by customers in material handling operations, fuel cell electric vehicle fleets, and stationary power applications.

Notes to Consolidated Financial Statements (Continued)

We provide our products and solutions worldwide through our direct sales force, and by leveraging relationships with original equipment manufacturers (“OEMs”) and their dealer networks. Plug is currently targeting Europe, Australia, North America and select international markets (including parts of Asia) for expansion in adoption of its hydrogen and electrolyzer solutions.

Our wholly-owned subsidiary, Plug Power LA JV, LLC, created a joint venture with Niloco Hydrogen Holdings LLC, a wholly-owned subsidiary of Olin Corporation (“Olin”), named “Hidrogenii” in the third quarter of 2022. We believe Hidrogenii will support reliability of supply and speed to market for hydrogen throughout North America and set the foundation for broader collaboration between Plug and Olin. The joint venture’s 15-ton-per-day hydrogen production plant in St. Gabriel, Louisiana commenced operations in April 2025. Hidrogenii is owned 50% by Plug Power LA JV, LLC and 50% by Niloco Hydrogen Holdings LLC.

Our wholly-owned subsidiary, Plug Power España S.L. (“Plug Power Spain”), entered into a joint venture with Acciona, named AccionaPlug S.L., in the fourth quarter of 2021. The joint venture intends to develop clean hydrogen projects in Spain and Portugal. AccionaPlug S.L. is owned 50% by Plug Power Spain and 50% by Acciona and has received initial project financing commitments.

Plug Power Inc. entered into a joint venture with SK Innovation Co., Ltd (“SK Innovation”) named SK Plug Hyverse Co. Ltd. (“SK Plug Hyverse”), owned 49% by the Company and 51% by SK Innovation. On December 31, 2025, the Company executed a share purchase agreement (the “Share Purchase Agreement”) with SK Innovation pursuant to which the Company agreed to sell, and SK Innovation agreed to purchase, the Company’s entire 49% equity interest in SK Plug Hyverse. The Company received $6.5 million in cash in connection with the sale.

Plug Power Inc. has also invested in a hydrogen infrastructure and growth equity fund, Clean H2 Infra Fund, a special limited partnership registered in France, since the fourth quarter of 2021. The Clean H2 Infra Fund is focused on clean hydrogen infrastructure through financing projects in the production, storage and distribution of clean hydrogen. As of December 31, 2025 the Company’s ownership percentage in the Clean H2 Infra Fund was approximately 5%.

Liquidity and Capital Resources

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of approximately $1.7 billion, $2.1 billion and $1.4 billion for the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s working capital was $799.7 million as of December 31, 2025, which included unrestricted cash and cash equivalents of $368.5 million and current restricted cash of $186.7 million.

The Company’s primary sources of liquidity have historically included cash on hand, proceeds from equity and debt financings, and operating cash flows. The Company continues to evaluate opportunities to strengthen its balance sheet and enhance financial flexibility. As part of its ongoing initiatives to strengthen the balance sheet and enhance liquidity, the Company initiated an infrastructure optimization initiative as described in Note 29, “Subsequent Events.” If completed as expected, the initiative is reasonably likely to improve the Company’s near-term liquidity position. However, the timing and ultimate magnitude of the impact will depend on execution, satisfaction of closing conditions, market conditions and other factors.

The future use of the Company’s available liquidity will be based upon the ongoing review of the funding needs of the Company’s businesses, the optimal allocation of its resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of capital, market conditions could adversely impact our ability to do so at that time and at terms favorable to the Company.

The Company has an “at-the-market” equity offering program with B. Riley Securities, Inc. (“B. Riley”) pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion under a sales agreement. On August 15, 2025, the Company and B. Riley amended the “at-the-market” equity offering program to extend the term. The “at-the-market” equity offering program will terminate upon the earliest of (a) August 15, 2027, (b) the sale of all shares of common stock under the program or (c) termination of the sales agreement. On September 29, 2025, the Company and B. Riley amended the “at-the-market” equity offering program to add Yorkville Securities, LLC (“Yorkville”) as an

Notes to Consolidated Financial Statements (Continued)

additional sales agent and/or principal through which the Company may offer and sell shares pursuant to the “at-the-market” equity offering program. During the year ended December 31, 2025, the Company sold 34,573,529 shares of common stock at a weighted-average sales price of $1.62 per share for gross proceeds of $55.9 million with related issuance costs of $1.0 million through the “at-the-market” equity program offering. As of December 31, 2025, the Company had $944.1 million of aggregate gross sales price of shares available to be sold under the “at-the-market” equity offering program.

The Company has also entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, pursuant to which the Company has the right, at its option, to sell to Yorkville up to $1.0 billion in the aggregate gross sales price of its common stock, subject to certain limitations and conditions set forth therein. The Company has the right, but not the obligation, from time to time at its sole discretion to direct Yorkville to purchase directly from the Company up to $10.0 million in the aggregate gross sales price of its common stock on any trading day. The SEPA expires on February 10, 2027. During the year ended December 31, 2025, the Company sold no shares of common stock pursuant to the SEPA.

The Company believes that its working capital, cash position and restricted cash to be released over the next 12 months, together with other key assumptions, support the Company’s conclusion that it has sufficient capital to fund its on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying consolidated financial statements. Key assumptions are based on factors such as forecasted sales and costs, amortization requirements of the Company’s finance obligations, the Company’s right to direct B. Riley and Yorkville to purchase shares from the Company under the “at-the-market” equity offering program, and the Company’s right to direct Yorkville to purchase shares from the Company under the SEPA.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In addition, we include our share of the results of our joint venture AccionaPlug S.L., our investment in Clean H2 Infra Fund and our former joint venture SK Plug Hyverse using the equity method based on our economic ownership interest and our ability to exercise significant influence over the operating and financial decisions of AccionaPlug S.L., Clean H2 Infra Fund and SK Plug Hyverse.

We consolidate all entities we control under either the voting interest model, which generally applies when we hold a majority of the voting interest of an entity, or the variable interest model, which applies to arrangements for which we are the primary beneficiary of a VIE. For consolidated subsidiaries in which our ownership is less than 100%, the outside shareholders’ interests are reflected as non-controlling interest on our consolidated financial statements. We are considered the primary beneficiary of a VIE when we have both the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We are the primary beneficiary of Hidrogenii and consolidate the joint venture within our single reportable segment. For additional information, refer to Note 28, “Variable Interest Entities.”

Use of Estimates

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including but not limited to those related to revenue recognition, valuation of inventories, valuation of long-lived assets, valuation of investments, valuation of convertible senior notes and long-term debt, accrual for service loss contracts, operating and finance leases, common stock warrants, stock-based compensation and contingencies. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about (1) the carrying values of assets and liabilities and (2) the amount of revenue and expenses realized that

Notes to Consolidated Financial Statements (Continued)

are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company has issued to each of Amazon.com NV Investment Holdings LLC and Walmart warrants to purchase shares of the Company’s common stock. The Company presents the provision for common stock warrants within each revenue-related line item on the consolidated statements of operations. This presentation reflects the discount that those common stock warrants represent, and therefore revenue is net of these non-cash charges. The provision of common stock warrants is allocated to the relevant revenue-related line items based upon the expected mix of the revenue for each respective contract. On December 30, 2025, the Company entered into an agreement with Walmart pursuant to which the Company agreed to grant Walmart a contingent, limited-use license to access and use certain escrowed GenKey System-related materials and to forfeit all vested portions of the Walmart warrant and the unvested portions of the Walmart warrant were cancelled. See Note 18, “Share-Based Consideration Payable to a Customer,” for further information.

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

Notes to Consolidated Financial Statements (Continued)

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

Payments received from customers are recorded within deferred revenue and contract assets in the consolidated balance sheets until control is transferred. The related cost of such product and installation is also deferred as a component of deferred cost of revenue in the consolidated balance sheets until control is transferred.

(iii)Sales of cryogenic equipment and other

Revenue from sales of cryogenic equipment represents sales of liquefaction system and other cryogenic equipment such as trailers and mobile storage equipment for the distribution of liquefied hydrogen, oxygen, argon, nitrogen and other cryogenic gases.

Revenue on liquefaction systems is generally recognized over time when contract performance results in the creation of a product for which we do not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. In these instances, we use an input measure of progress to determine the amount of revenue to recognize during each reporting period based on the costs

Notes to Consolidated Financial Statements (Continued)

incurred to satisfy the performance obligation. Control transfers to the customer over time, and the related revenue is recognized over time as the performance obligation is satisfied.

Revenue on cryogenic equipment is generally recognized at the point at which transfer of control passes to the customer, which usually occurs upon title transfer at shipment or delivery to the customer location.

Payments received from customers are recorded within deferred revenue and contract assets in the consolidated balance sheets until control is transferred. The related costs of such product and installation is also deferred as a component of deferred cost of revenue in the consolidated balance sheets until control is transferred.

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

Notes to Consolidated Financial Statements (Continued)

(e)	Other revenue

Other revenue includes sales of electrolyzer engineering and design services. The scope of these services includes establishing and defining project technical requirements, standards and guidelines as well as assistance in scoping and scheduling of large-scale electrolyzer solutions.

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

Foreign Currency Translation

Foreign currency translation adjustments arising from conversion of the Company’s foreign subsidiary’s financial statements to U.S. dollars for reporting purposes are included in accumulated other comprehensive loss on the consolidated balance sheets. Transaction gains and losses resulting from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency of the Company’s operations give rise to realized foreign currency transaction gains and losses and are included in other expense, net in the consolidated statements of operations.

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

Notes to Consolidated Financial Statements (Continued)

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

Government Assistance

The operation of our business is impacted by various government programs, incentives, and other arrangements. Government incentives are recorded in our consolidated financial statements in accordance with their purpose as a reduction of expense, or an offset to the related capital asset. Under a government grant model, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the period in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once it is probable that both of the following conditions will be met: (1) the Company is eligible to receive the grant and (2) the Company is able to comply with the relevant conditions of the grant. For more information, see Note 27, “Government Assistance.”

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

Inventory

Inventories are valued at the lower of cost, determined on a first-in, first-out basis, and net realizable value. All inventory, including spare parts inventory held at service locations, is not relieved until the customer has received the product, at which time the customer obtains control of the goods. We maintain inventory levels adequate for our short-term needs within the next twelve months based upon present levels of production. An allowance for potential non-saleable inventory due to damaged, excess stock or obsolescence is based upon a detailed review of inventory, past history, and expected usage. The Company's estimate of the inventory valuation adjustments utilizes certain inputs and involves judgment. The Company evaluates excess and obsolescence and lower of cost or net realizable values throughout the course of the year and, as necessary, adjusts inventory based upon a variety of factors, including historical usage, forecasted usage and sales, product obsolescence, anticipated selling price, and anticipated cost to complete to determine product

Notes to Consolidated Financial Statements (Continued)

margin and other factors. We review all contracts related to product lines with projected negative margins that are arranged to be sold at a loss in the future as the basis for a lower of cost or net realizable value adjustment.

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

Investments in Non-consolidated Entities and Non-marketable Securities

The Company accounts for its investments in non-consolidated entities AccionaPlug S.L., SK Plug Hyverse (sold in December 2025) and Clean H2 Infra Fund as equity method investments. In accordance with ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”), we apply the equity method of accounting when we have the ability to exercise significant influence but do not control the operating and financial decisions of an investee. Under the equity method, we initially record our investment at cost and subsequently adjust the investment to recognize our share of net earnings or losses, distributions received and other-than-temporary impairments. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.

Included in “Investments in non-consolidated entities and non-marketable securities” on the consolidated balance sheets are equity investments without readily determinable fair values (“non-marketable securities”). Under ASC 321, Investments – Equity Securities (“ASC 321”), non-marketable securities that do not qualify for equity method accounting are measured at cost, less any impairment and adjusted for changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer.

Additionally, included in “Prepaid expenses, tax credits, and other current assets” on the consolidated balance sheets is an investment in a non-marketable debt security that was classified as held-to-maturity and was scheduled to mature within the next twelve months. In accordance with ASC 320, Investments – Debt Securities (“ASC 320”), the held-to-maturity debt security is held at amortized cost and are subject to periodic impairment reviews. In accordance with ASC 326, Financial Instruments – Credit Losses (“ASC 326”), we determine whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, and reasonable and supportable forecasts of economic conditions. We recognize an allowance for credit losses and write down the amortized cost basis of the investment if it is more likely than not we will be required or we intend to sell the investment before recovery of its amortized cost basis.

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

Notes to Consolidated Financial Statements (Continued)

Intangible Assets

Intangible assets consist of acquired technology, dry stack electrolyzer technology and customer relationships, trade name and other finite intangibles and are amortized using a straight-line method over their useful lives.

Impairment

Impairment: Property, Equipment, Leasehold Improvements, and Finite-lived Intangible Assets

Long-lived assets, such as property, equipment, leasehold improvements, and finite-lived intangible assets, are reviewed for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). If circumstances require a long-lived asset or asset group to be tested for impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated, undiscounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service, the asset will be used in the Company’s operations, and (iii) estimated residual values. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Impairment: PPA Executory Contract Considerations

We evaluate PPA assets throughout the course of the year to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain assets may not be recoverable. PPA assets that we evaluate include right of use lease assets, equipment deployed to our PPAs, and assets related primarily to our fuel delivery business.

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

For assets related to our PPA agreements, we consider all underlying cash inflows related to our contract revenues and cash outflows relating to the costs incurred to service the PPAs. Our cash flow estimates used in the recoverability test are based upon, among other things, historical results adjusted to reflect our best estimate of future cash flows and operating performance. Development of future cash flows also requires us to make assumptions and to apply judgment, including timing of future expected cash flows, future cost savings initiatives, and determining recovery values. Changes to our key assumptions related to future performance and other economic and market factors could adversely affect the outcome of our recoverability tests and cause more asset groups to be tested for impairment.

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

Notes to Consolidated Financial Statements (Continued)

Impairment: ROU Assets

The Company evaluates ROU assets in accordance with ASC 360. The primary assets underlying the ROU balances are GenDrive units and hydrogen infrastructure utilized in PPA executory contracts with customers. ROU assets are evaluated throughout the course of the year to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain assets may not be recoverable. Upon the occurrence of a triggering event, the ROU assets are evaluated to determine if the carrying amounts are recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups. The Company has generally determined that the lowest level of identifiable cash flows is based on the customer sites. The ROU carrying value is allocated to the various assets under the related lease agreement based on the initial revenue recognized at the execution of the sale lease back agreement. The cash inflows are the contract revenues from the PPA customer and the cash outflows are derived from costs incurred to service the assets under the PPA agreements. Cash flow estimates used in the recoverability test are based upon, among other things, historical results adjusted to reflect our best estimate of future cash flows and operating performance. The development of future cash flows also requires the Company to make assumptions and to apply judgment, including the timing of future expected cash flows, future cost savings initiatives, and determining recovery values. Changes to key assumptions related to future performance and other economic and market factors could adversely affect the outcome of our recoverability tests and cause more asset groups to be tested for impairment.

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

Impairment: Investments in Non-consolidated Entities and Non-marketable Securities

For the Company’s investments in non-consolidated entities and non-marketable securities, the Company evaluates throughout the course of the year whether any indicators of impairment exist in accordance with ASC 320, Investments — Debt Securities (“ASC 320”), ASC 321, Investments — Equity Securities (“ASC 321”) and ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”).

Common Stock Warrant Accounting

The Company accounts for common stock warrants as either derivative liabilities or as equity instruments depending on the specific terms of the respective warrant agreements. Common stock warrants that meet certain applicable requirements of ASC Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and other related guidance are accounted for as equity instruments. The Company classifies these equity instruments within additional paid-in capital on the consolidated balance sheets.

Common stock warrants accounted for as equity instruments represent the warrants issued to Amazon and Walmart as discussed in Note 18, “Share-Based Consideration Payable to a Customer.” The Company adopted FASB ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which requires entities to measure and classify share-based payment awards granted to a customer. On December 30, 2025,

Notes to Consolidated Financial Statements (Continued)

the Company entered into an agreement with Walmart in which Walmart agreed to forfeit all vested portions of the Walmart warrant. The unvested portions of the Walmart warrant were cancelled and accordingly, no shares of common stock will become issuable by the Company in connection with the Walmart warrant.

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

Common stock warrants accounted for as a liability are the warrants issued to purchase up to 185,430,464 shares of the Company’s common stock at $7.75 per share as discussed in Note 12, “Warrant Liabilities.”  Under the terms of the $7.75 Warrants, upon a Change of Control (as defined in the $7.75 Warrants), the holder may elect to require the Company (or successor entity) to purchase the warrant for cash equal to its Black-Scholes value (a “Change of Control Cash Election”). This Change of Control Cash Election right is not contingent upon other equity holders of the Company receiving the same consideration and is exercisable at the election of the warrant holder irrespective of the form of consideration payable to other holders of the Company’s securities in such transaction. As such, the $7.75 Warrants were recorded on the consolidated balance sheets as a liability because the Change of Control Cash Election represents a conditional obligation that could require the Company to settle the $7.75 Warrants for cash upon the occurrence of a Change of Control, which precludes equity classification under ASC 815.

The Company measures the $7.75 Warrants at fair value. Each period the fair value of the notes will be re-measured and resulting gains/losses from change in fair value will be recognized within the consolidated statements of operations. Refer to Note 8, “Fair Value Measurements,” for further information.

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

Notes to Consolidated Financial Statements (Continued)

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

Convertible Senior Notes

In May 2020, the Company issued $212.5 million in aggregate principal amount of the 3.75% Convertible Senior Notes due 2025 (the “3.75% Convertible Senior Notes”) as described in Note 13, “Convertible Senior Notes.” The Company exchanged $138.8 million in aggregate principal amount of the 3.75% Convertible Senior Notes for $140.4 million in aggregate principal amount of the 7.00% Convertible Senior Notes due 2026 (the “7.00% Convertible Senior Notes”), also described in Note 13, “Convertible Senior Notes.” The Company accounts for its 7.00% Convertible Senior Notes as a liability measured at amortized cost. The Company uses the effective interest rate method to amortize the debt issuance costs to interest expense over the term of the 7.00% Convertible Senior Notes.

On November 21, 2025, the Company issued the 6.75% Convertible Senior Notes in the aggregate principal amount of $431.3 million pursuant to an indenture for a purchase price of $409.7 million as described in Note 13, “Convertible Senior Notes.” The Company elected to measure the 6.75% Convertible Senior Notes at fair value in accordance with the fair value option. Each period the fair value of the notes will be remeasured and resulting gains/losses from change in fair value will be recognized within the consolidated statements of operations, except for any changes in instrument-specific credit risk which will be separately presented in other comprehensive income. Refer to Note 8, “Fair Value Measurements,” for further information. The Company has elected as an accounting policy to present interest expense separately from the changes in fair value of the 6.75% Convertible Senior Notes.

Subsequent Events

The Company evaluates subsequent events at the date of the balance sheet as well as conditions that arise after the balance sheet date but before the consolidated financial statements are issued. The effects of conditions that existed at the balance sheet date are recognized in the consolidated financial statements. Events and conditions arising after the balance sheet date but before the consolidated financial statements are issued are evaluated to determine if disclosure is required to keep the consolidated financial statements from being misleading. To the extent such events and conditions exist, if any, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. See Note 29, “Subsequent Events.”

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, ASU 2023-09, Improvements to Income Tax Disclosures, was issued to require public business entities to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, annual disclosures on income taxes paid will be required to be further disaggregated by federal, state, and foreign taxes. This update is effective for annual periods beginning after December 15, 2024. The Company has adopted the standard on a retrospective basis. Refer to Note 22, “Income Taxes.”

Notes to Consolidated Financial Statements (Continued)

Recently Issued and Not Yet Adopted Accounting Pronouncements

In December 2025, Accounting Standards Update 2025-11 (“ASU 2025-11”), Interim Reporting (Topic 270): Narrow-Scope Improvements, was issued to improve the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods and adds to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2027 with early adoption permitted. The Company has not yet adopted ASU 2025-11 and is still evaluating the impact of the adoption on its consolidated financial statements.

In December 2025, Accounting Standards Update 2025-10 (“ASU 2025-10”), Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, was issued to establish the accounting for a government grant received by a business entity, including guidance for: (1) a grant related to an asset; and (2) a grant related to income. This standard establishes authoritative guidance in generally accepted accounting principles in the United States (“GAAP”) about accounting for government grants received by business entities improves financial reporting by clarifying the appropriate accounting, reducing diversity in practice, and increasing consistency across business entities. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2028 with early adoption permitted. The Company has not yet adopted ASU 2025-10 and is still evaluating the impact of the adoption on its consolidated financial statements.

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

In May 2025, Accounting Standards Update 2025-04 (“ASU 2025-04”), Clarifications to Share-Based Consideration Payable to a Customer, was issued to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2026 with early adoption permitted. The Company has not yet adopted ASU 2025-04 and is still evaluating the impact of the adoption on its consolidated financial statements.

In November 2024, ASU 2024-04, Debt with Conversion and Other Options (“ASU 2024-04”), was issued to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20. This standard is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2024, ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), was issued which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. This standard is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, on a prospective basis, with early adoption and retrospective application permitted. The Company has not yet adopted ASU 2024-03 and is still evaluating the impact of the adoption on its consolidated financial statements.

Climate Disclosures

In March 2024, the SEC issued Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which includes final rules that enhance the transparency of climate-related disclosures and require companies to disclose material climate-related risks; activities to mitigate or adapt to such risks; information about

Notes to Consolidated Financial Statements (Continued)

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

3. Inventory

Inventory as of December 31, 2025 and 2024, consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Raw materials and supplies	$350,910	$414,438
Work-in-process	84,250	129,824
Finished goods	85,808	138,380
Inventory	$520,968	$682,642

Inventory is comprised of raw materials and supplies, work-in-process, and finished goods. The Company has recorded reductions to inventory which comprised of excess and obsolete items and related lower of cost or net realizable value adjustments of $151.9 million and $158.9 million as of December 31, 2025 and 2024, respectively.

4. Property, Plant and Equipment

Property, plant and equipment at December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Land	$6,150	$5,597
Construction in progress	124,727	502,936
Equipment, including hydrogen production plants	165,510	383,955
Leasehold improvements	8,722	15,633
Property, plant, and equipment	305,109	908,121
Less: accumulated depreciation	(24,108)	(41,792)
Property, plant, and equipment, net	$281,001	$866,329

The decrease in the Company’s property, plant and equipment balance was primarily due to impairment. The Company recorded impairment charges totaling of $661.3 million, $681.2 million and $3.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 21, “Impairment,” for further information.

Construction in progress is primarily comprised of hydrogen production equipment and facilities in development. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. Interest on outstanding debt is capitalized during periods of capital asset construction and amortized over the useful lives of the related assets.

Depreciation expense related to property, plant and equipment was $25.4 million, $42.8 million and $33.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Notes to Consolidated Financial Statements (Continued)

5. Equipment Related to Power Purchase Agreements and Fuel Delivered to Customers, Net

Equipment related to power purchase agreements and fuel delivered to customers, net, as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Equipment related to power purchase agreements and fuel delivered to customers	$156,000	$179,602
Less: accumulated depreciation	(33,074)	(35,530)
Equipment related to power purchase agreements and fuel delivered to customers, net	$122,926	$144,072

As of December 31, 2025 and 2024, the Company had deployed assets at customer sites that had associated PPAs. These PPAs expire over the next one to ten years. PPAs contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote.

Depreciation expense was $5.8 million, $9.3 million and $8.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company recorded impairment charges of $23.9 million, $1.6 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 21, “Impairment,” for further information.

6. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of December 31, 2025 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	11 years	$15,997	$(3,047)	$12,950
Dry stack electrolyzer technology	10 years	11,352	(1,913)	9,439
Customer relationships, trade name, and other	14 years	7,446	(607)	6,839
		$34,795	$(5,567)	$29,228

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

The change in the gross carrying amount of the acquired technology and customer relationships, trade name and other during the year ended December 31, 2025 was primarily due to the Company recording impairment charges of $48.9 million. The Company recorded impairment charges of $79.7 million and $20 thousand during the years ended December 31, 2024 and 2023, respectively. Refer to Note 21, “Impairment,” for further information.

Amortization expense for acquired identifiable intangible assets for the years ended December 31, 2025, 2024 and 2023 was $7.0 million, $23.4 million and $19.1 million, respectively. Of the total amortization expense for the year ended December 31, 2024, $7.2 million was due to accelerated amortization which resulted from the Company’s annual impairment analysis.

Notes to Consolidated Financial Statements (Continued)

Estimated amortization expense for subsequent years is as follows (in thousands):

2026	$3,675
2027	3,675
2028	3,338
2029	3,223
2030	3,203
2031 and thereafter	12,114
Total	$29,228

7. Investments

Investments in Non-consolidated Entities and Non-marketable Securities

Non-marketable Securities

Our investment in non-marketable securities was $12.8 million and $2.6 million as of December 31, 2025 and 2024, respectively, of which $10.2 million matures within the next 12 months and is included in prepaid expenses, tax credits, and other current assets on the Company’s consolidated balance sheets. During the year ended December 31, 2025, the Company made a $10.2 million investment in a non-marketable debt security that was classified as held-to-maturity. The held-to-maturity debt security was scheduled to mature in the fourth quarter of 2026.

Equity Method Investments

As of December 31, 2025 and 2024, the Company accounted for the following investments in the investee’s common stock under the equity method, which are included in the investments in non-consolidated entities and non-marketable securities on the consolidated balance sheets (amounts in thousands):

		As of December 31, 2025		As of December 31, 2024
	Formation	Common Stock	Carrying	Common Stock	Carrying
Investee	Date	Ownership %	Value	Ownership %	Value
AccionaPlug S.L.	Q4 2021	50%	4,531	50%	4,276
Clean H2 Infra Fund	Q4 2021	5%	39,760	5%	29,111
SK Plug Hyverse	Q1 2022	0%	-	49%	49,488
			$44,291		$82,875

During the second quarter of 2025, the Company performed an evaluation of SK Plug Hyverse due to a decline in market conditions and determined that an other-than-temporary impairment existed. The Company determined that its ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value resulted in an other-than-temporary impairment. The estimated fair value was based largely on the future cash flows expected to be generated by the investment using unobservable data points. As a result, the Company recorded an other-than-temporary impairment loss of $42.5 million for the year ended December 31, 2025 to loss on equity method investments in the consolidated statement of operations, which reduced the investments in non-consolidated entities and non-marketable securities financial statement line item on the consolidated balance sheets.

On December 31, 2025, the Company executed the Share Purchase Agreement with SK Innovation to sell its entire 49% equity interest in SK Plug Hyverse. The Company received aggregate cash proceeds of $6.5 million in connection with the sale.

During the year ended December 31, 2025, the Company contributed approximately $1.5 million, $0 and $8.2 million, respectively, to AccionaPlug S.L., SK Plug Hyverse and Clean H2 Infra Fund. During the year ended December 31, 2024, the Company contributed approximately $32.3 million, $2.9 million, $16.0 million and $17.4 million, respectively, to HyVia, AccionaPlug S.L., SK Plug Hyverse and Clean H2 Infra Fund.

The Company did not have any known capital commitments related to its equity method investments as of December 31, 2025.

Notes to Consolidated Financial Statements (Continued)

8. Fair Value Measurements

The Company records the fair value of assets and liabilities in accordance with ASC 820. Refer to Note 2, “Summary of Significant Account Policies,” for further information.

There were no transfers between Level 1, Level 2, or Level 3 for the year ended December 31, 2025. Financial instruments not recorded at fair value on a recurring basis include equity method investments that have not been remeasured or impaired in the current period, such as our investments in AccionaPlug S.L. and Clean H2 Infra Fund. For the one equity method investment that was measured at fair value on a nonrecurring basis, refer to Note 7, “Investments,” for further information.

The following table summarizes the carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
$7.75 Warrants	$52,323	$52,323	$—	$—	$52,323
6.75% Convertible Senior Notes	431,014	431,014	431,014	—	—
Contingent consideration	11,777	11,777	4,353	—	7,424

	As of December 31, 2024
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
6.00% Convertible Debenture	$173,150	$173,150	$—	$—	$173,150
Contingent consideration	60,746	60,746	—	—	60,746

The liabilities measured at fair value on a recurring basis that are based on quoted prices for identical liabilities and are therefore categorized as Level 1 are the 6.75% Convertible Senior Notes and a portion of contingent consideration. The liabilities measured at fair value on a recurring basis that have unobservable inputs and are therefore categorized as Level 3 are related to the $7.75 Warrants, a portion of contingent consideration and the 6.00% Convertible Debenture.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

$7.75 Warrants

The fair value of the $7.75 Warrants as of December 31, 2025 was comprised of a single financial liability under ASC 825, Financial Instruments (“ASC 825”), with changes in fair value recorded in gain/loss from changes in fair value of warrant liabilities recorded in the consolidated statements of operations.

The Company estimated and recorded the fair value of the $7.75 Warrants upon its issuance date of November 21, 2025 and as of December 31, 2025 based on a Black-Scholes Option Pricing Model. The valuations utilized significant Level 3 unobservable inputs, including volatility. Other significant assumptions include risk-free rate, exercise price, the Company’s common stock price and maturity date. Significant judgment is required in selecting the significant inputs and assumptions. Actual assumptions may differ from our current estimates and such differences could materially impact the fair value of the $7.75 Warrants.

Refer to Note 12, “Warrant Liabilities,” for the significant assumptions utilized in the fair value of the $7.75 Warrants at issuance and as of December 31, 2025, respectively, as well as the change in the carrying amount of the $7.75 Warrants for the year ended December 31, 2025.

6.75% Convertible Senior Notes

The fair value of the 6.75% Convertible Senior Notes as of December 31, 2025 was comprised of a single financial liability in which the Company elected the fair value option under ASC 825, with changes in fair value recorded in gain/loss from change in fair value of convertible debt instruments and debt within in the consolidated statements of operations. The

Notes to Consolidated Financial Statements (Continued)

Company elected the fair value option due to its multiple conversions features required to be presented at fair value. The Company has also elected to present interest expense separately from the change in fair value of convertible debt instruments and debt measured at fair value through earnings. Total changes in the fair value of the liability that resulted from a change in the instrument-specific credit risk are separately recorded in other comprehensive income. There was no change in the instrument-specific credit risk during the year ended December 31, 2025.

The Company recorded the fair value of the 6.75% Convertible Senior Notes upon its issuance date of November 21, 2025 at its cash value. The fair value of the 6.75% Convertible Notes as of December 31, 2025 utilized Level 1 inputs as it was based on the average par value of 99.9% for trades of the 6.75% Convertible Senior Notes made on December 30, 2025.

Refer to Note 13, “Convertible Senior Notes,” for the change in the carrying amount of the 6.75% Convertible Senior Notes for the year ended December 31, 2025.

Contingent consideration

The fair value of contingent consideration as of December 31, 2025 and 2024 was related to the Joule Processing LLC (“Joule”) acquisition in 2022 and the Frames Holding B.V. (“Frames”) acquisition in 2021.

In connection with the Joule acquisition, the Company initially recorded on its consolidated balance sheets a liability of $41.7 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was $9.4 million and $48.2 million as of December 31, 2025 and 2024, respectively. The decrease compared to the year ended December 31, 2024 was primarily due to a decrease of $21.2 million recorded in change in fair value of contingent consideration in the consolidated statements of operations during the year ended December 31, 2025. In addition, payments were made that reduced the fair value of the liability by $17.6 million during the year ended December 31, 2025. During 2025, the Company reached an agreement with Joule’s sellers to partially settle the outstanding balance of the contingent consideration. In accordance with the agreement, $2.0 million of the remaining $9.4 million contingent consideration liability as of December 31, 2025 will be paid during the first quarter of 2026 and is classified as a Level 1 measurement.

In connection with the Frames acquisition, the Company recorded on its consolidated balance sheets a liability of $29.1 million representing the fair value of contingent consideration payable. The fair value of this contingent consideration was $2.4 million and $12.5 million as of December 31, 2025 and 2024, respectively. During 2025, the Company entered into an agreement with Frames’ sellers to finalize the outstanding balance of the contingent consideration. The decrease compared to the year ended December 31, 2024 was primarily due to payments that reduced the fair value of the liability by $9.4 million. In addition, a decrease of $2.3 million was recorded in change in fair value of contingent consideration in the consolidated statements of operations for the year ended December 31, 2025. Partially offsetting these decreases, the fair value of the liability increased by $1.5 million during the year ended December 31, 2025 due to foreign currency translation losses. In accordance with the agreement, the remaining $2.4 million contingent consideration liability as of December 31, 2025 will be fully paid during the first quarter of 2026 and is classified as a Level 1 measurement.

In the consolidated balance sheets, contingent consideration was recorded in the contingent consideration, loss accrual for service contracts, and other liabilities financial statement line item, and was comprised of the following Level 3 unobservable inputs for the year ended December 31, 2025:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Contingent consideration	$7,424	Scenario-based method	Credit spread	11.77%
			Discount rate	15.44% - 15.45%
	7,424

Notes to Consolidated Financial Statements (Continued)

In the consolidated balance sheets, contingent consideration was recorded in the contingent consideration, loss accrual for service contracts, and other liabilities financial statement line item, and was comprised of the following unobservable inputs for the year ended December 31, 2024:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Contingent consideration	$60,746	Scenario-based method	Credit spread	11.83%
			Discount rate	15.91% - 16.00%
	60,746

The change in the carrying amount of contingent consideration for the year ended December 31, 2025 was as follows (in thousands):

Beginning balance as of December 31, 2024	$60,746
Cash payments	(27,005)
Change in fair value of contingent consideration	(23,486)
Foreign currency translation adjustment	1,522
Ending balance as of December 31, 2025	$11,777

15.00% Secured Debenture

The fair value of the 15.00% Secured Debenture was comprised of a financial liability for the initial tranche of $190.4 million and a financial liability for the second tranche of $51.2 million in which the Company elected the fair value option for both tranches under ASC 825 with changes in fair value recorded in change in fair value of debt in the consolidated statements of operations.

The Company estimated and recorded the fair value of the initial tranche of the 15.00% Secured Debenture upon its issuance date of May 5, 2025. The Company estimated and recorded the fair value of the second tranche of the 15.00% Secured Debenture upon its issuance date of September 30, 2025. The fair values of the initial and second tranches of the 15.00% Secured Debenture 2025 were based on a Probability-Weighted Expected Return Method (“PWERM”). The PWERM includes the Discounted Cash Flow (“DCF”) method corresponding to the relevant amortization schedule in each scenario and a Black-Scholes Option Pricing Model was utilized to estimate the fair value of the 15.00% Secured Debenture Warrant. Additionally, based on the fair values of the initial and second tranches of the 15.00% Secured Debenture and the purchase price of the initial and second tranches, we estimated the implied yield at the valuation date. The valuations utilized significant Level 3 unobservable inputs, including implied yield, volatility, and risky discount rate. Other significant assumptions include risk-free rate, principal value, the Company’s common stock price and maturity date.

The 15.00% Secured Debenture was fully repaid during the fourth quarter of 2025 with a portion of the net proceeds from the issuance of the 6.75% Convertible Senior Notes. Refer to Note 14, “Long-Term Debt,” for the change in the carrying amount of the 15.00% Secured Debenture during the year ended December 31, 2025.

6.00% Convertible Debenture

The fair value of the 6.00% Convertible Debenture as of December 31, 2024 was comprised of a single financial liability in which the Company elected the fair value option under ASC 825, with changes in fair value recorded in gain/loss from changes in fair value of 6.00% Convertible Debenture recorded in the consolidated statements of operations.

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

Notes to Consolidated Financial Statements (Continued)

The 6.00% Convertible Debenture was fully repaid during the second quarter of 2025 with the net proceeds from the initial tranche of the 15.00% Secured Debenture. Refer to Note 13, “Convertible Senior Notes,” for the change in the carrying amount of the 6.00% Convertible Debenture for the year ended December 31, 2025.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, impairment indicators may subject long-lived assets and finite-lived intangible assets to non-recurring fair value measurements. During the year ended December 31, 2025, property, plant and equipment, intangible assets, right of use assets related to finance leases, net and right of use assets related to operating leases, net were written down to their estimated fair values. The inputs to these models are considered to be Level 3 significant unobservable inputs.

The Level 3 significant unobservable inputs that were used in the valuation of the long-lived assets during 2025 were:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Property, plant and equipment, net	Cost approach	Residual value	0.0% - 20.0%
	Market approach	Sales probability	50.0%
		Discount rate	21.5%
Equipment related to power purchase agreements and fuel delivered to customers, net	Cost approach	Residual value	10.0% - 20.0%
	Income approach (DCF method)	Discount rate	9.6%
Intangibles assets, net	Relief from royalty method	Royalty rate	2.0% - 3.0%
		Discount rate	19.5% - 22.5%
		Obsolescence factor	6.7%
	Multi-period excess earnings method	Discount rate	19.5%
Right of use assets related to finance leases, net	Cost approach	Residual value	10.0% - 20.0%
	Income approach (DCF method)	Discount rate	9.6%
Right of use assets related to operating leases, net	Cost approach	Residual value	10.0% - 20.0%
	Income approach (DCF method)	Discount rate	9.6%

Refer to Note 21, “Impairment,” for further information.

9. Accrued Expenses

Accrued expenses at December 31, 2025 and 2024 consisted of (in thousands):

	December 31,	December 31,
	2025	2024
Accrued payroll and compensation related costs	$34,229	$14,642
Accrued restructuring costs	978	129
Accrual for capital expenditures	13,510	20,040
Accrued accounts payable	39,320	39,808
Accrued sales and other taxes	24,677	24,182
Accrued interest	3,125	2,540
Accrued other	12,171	1,804
Total	$128,010	$103,145

10. Operating and Finance Lease Liabilities

As of December 31, 2025, the Company had operating leases, as lessee, primarily associated with sale/leaseback transactions that are partially secured by restricted cash, security deposits and pledged escrows as summarized below. These leases expire over the next one to five years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease.

Leases contain termination clauses with associated penalties, the amount of which cause the likelihood of cancellation to be remote. At the end of the lease term, the leased assets may be returned to the lessor by the Company,

Notes to Consolidated Financial Statements (Continued)

the Company may negotiate with the lessor to purchase the assets at fair market value, or the Company may negotiate with the lessor to renew the lease at market rental rates. No residual value guarantees are contained in the leases. No financial covenants are contained within the lease, however there are customary operational covenants such as assurance the Company properly maintains the leased assets and carries appropriate insurance, etc. The leases include credit support in the form of either cash, collateral or letters of credit. See Note 25, “Commitments and Contingencies,” for a description of cash held as security associated with the leases.

The Company has finance leases primarily associated with its property and equipment at fueling customer locations.

Future minimum lease payments under operating and finance leases (with initial or remaining lease terms in excess of one year) as of December 31, 2025 were as follows (in thousands):

		Finance	Total
	Operating Lease	Lease	Lease
	Liability	Liability	Liabilities
2026	$94,356	$12,586	$106,942
2027	79,084	9,143	88,227
2028	56,147	2,847	58,994
2029	32,319	1,306	33,625
2030	14,303	1,285	15,588
2031 and thereafter	128,882	7,409	136,291
Total future minimum payments	405,091	34,576	439,667
Less imputed interest	(139,975)	(6,015)	(145,990)
Total	$265,116	$28,561	$293,677

Rental expense for all operating leases was $77.8 million, $98.1 million, and $95.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025 and 2024, security deposits associated with sale/leaseback transactions were $6.1 million and $7.4 million, respectively, and were included in other assets in the consolidated balance sheets.

The Company recorded impairment charges of $8.6 million, $145.4 million and $4.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to its right of use assets related to operating leases, net. Refer to Note 21, “Impairment,” for further information.

Other information related to the operating leases are presented in the following table:

	Year ended December 31,
	2025	2024	2023
Cash payments - operating cash flows (in thousands)	$101,682	$99,934	$91,637
Weighted average remaining lease term (years)	7.59	7.06	5.76
Weighted average discount rate	13.4%	11.1%	11.3%

Finance lease costs include amortization of the right of use assets and interest on lease liabilities and were $7.3 million, $7.2 million and $7.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025 and 2024, the gross carrying value of right of use assets associated with finance leases was $60.7 million and $51.8 million, respectively. The accumulated depreciation for these right of use assets was $15.8 million and $12.9 million at December 31, 2025 and 2024, respectively. The Company recorded impairment charges of $2.6 million, $0 and $0 for the years ended December 31, 2025, 2024 and 2023, respectively, related to its right of use assets related to finance leases, net. Refer to Note 21, “Impairment,” for further information.

Notes to Consolidated Financial Statements (Continued)

Other information related to the finance leases are presented in the following table:

	Year ended December 31,
	2025	2024	2023
Cash payments - operating cash flows (in thousands)	$2,304	$2,740	$3,059
Cash payments - financing cash flows (in thousands)	$9,926	$9,341	$8,638
Weighted average remaining lease term (years)	4.09	3.09	3.87
Weighted average discount rate	7.4%	6.8%	6.8%

As of December 31, 2025, the Company had outstanding obligations to Wells Fargo, Pathward and U.S. Bank under several Master Lease Agreements totaling $97.4 million, $59.0 million and $48.0 million, respectively. As of December 31, 2024, the Company had outstanding obligations to Wells Fargo, Pathward and U.S. Bank under several Master Lease Agreements totaling $132.2 million, $56.9 million, and $66.7 million, respectively. These outstanding obligations are included in the operating lease liabilities and finance obligations financial statement line items on the consolidated balance sheets.

11. Finance Obligations

The Company has sold future services to be performed associated with certain sale/leaseback transactions and recorded the balance as a finance obligation. The outstanding balance of this obligation as of December 31, 2025 was $199.3 million, $69.2 million and $130.1 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheets. The outstanding balance of this obligation as of December 31, 2024 was $276.7 million, $77.5 million and $199.2 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheets. The amount was amortized using the effective interest method. Interest expense recorded related to finance obligations for the years ended December 31, 2025, 2024 and 2023 was $27.9 million, $36.7 million and $39.6 million, respectively.

In prior periods, the Company entered into sale/leaseback transactions that were accounted for as financing transactions and reported as part of finance obligations. The outstanding balance of the Company’s finance obligations related to sale/leaseback transactions as of December 31, 2025 was $68.7 million, $7.0 million and $61.7 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheets with a residual value of $39.9 million. The outstanding balance of the Company’s finance obligations related to sale/leaseback transactions as of December 31, 2024 was $70.7 million, $5.6 million and $65.1 million of which was classified as short-term and long-term, respectively, on the accompanying consolidated balance sheets with a residual value of $37.7 million.

Future minimum payments under finance obligations notes above as of December 31, 2025 were as follows (in thousands):

			Total
	Sale of Future	Sale/Leaseback	Finance
	Revenue - Debt	Financings	Obligations
2026	$87,824	$17,304	$105,128
2027	71,253	16,296	87,549
2028	51,188	14,484	65,672
2029	24,082	12,153	36,235
2030	1,421	7,286	8,707
2031 and thereafter	—	4,457	4,457
Total future minimum payments	235,768	71,980	307,748
Less imputed interest	(36,531)	(43,172)	(79,703)
Total	$199,237	$28,808	$228,045

Notes to Consolidated Financial Statements (Continued)

Other information related to the above finance obligations are presented in the following table:

	Year ended December 31,
	2025	2024	2023
Cash payments (in thousands)	$122,541	$117,988	$96,781
Weighted average remaining term (years)	3.41	4.10	4.49
Weighted average discount rate	12.5%	12.3%	11.3%

The fair value of the Company’s total finance obligations approximated their carrying value for the years ended December 31, 2025 and December 31, 2024.

12. Warrant Liabilities

On March 20, 2025, the Company sold 46,500,000 shares of its common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 138,930,464 shares of its common stock and warrants (the “Common Warrants”) to purchase 185,430,464 shares of its common stock in a registered direct offering pursuant to an underwriting agreement with several underwriters for aggregate gross proceeds of $279.9 million with $11.9 million of underwriting discounts and $0.5 million of related issuance costs.

On October 8, 2025, the Company entered into a warrant exercise inducement agreement with the holder of the Common Warrants, whereby in consideration for exercising the 185,430,464 outstanding Common Warrants at the exercise price as set forth in the Common Warrants of $2.00 per share, the Company agreed to provide to the holder new Common Warrants to purchase up to 185,430,464 shares of the Company’s common stock at $7.75 per share (the “$7.75 Warrants”). In addition, under the warrant exercise inducement agreement, the holder was permitted to receive, upon exercise, in lieu of 154,430,464 common shares, new pre-funded warrants to purchase 154,430,464 shares of the Company’s common stock at $0.0001 per share (the “New Pre-Funded Warrants”). Refer to Note 16, “Stockholders’ Equity,” for further information on the New Pre-Funded Warrants. As a result of the warrant exercise inducement transaction, the Company received net proceeds, after deducting $16.1 million of transaction expenses and fees, of $354.7 million and recorded a related inducement charge of $196.5 million to inducement of common warrant exercise in the consolidated statements of operations. Included within the inducement of the common warrant exercise charge of $196.5 million was the fair value of the $7.75 Warrants of $180.4 million and $16.1 million of transaction expenses and fees incurred in connection with the warrant exercise inducement agreement.

The $7.75 Warrants contain a provision pursuant to which, upon a Change of Control (as defined in the $7.75 Warrants), the holder may elect to require the Company (or the successor entity) to purchase the warrant for cash equal to its Black-Scholes value (a “Change of Control Cash Election”). As disclosed in Note 2, “Summary of Significant Accounting Policies,” the Company has classified the $7.75 Warrants as a liability on the consolidated balance sheets because the Change of Control Cash Election represents a conditional obligation that could require the Company to settle the warrants in cash upon the occurrence of a Change of Control, which precludes equity classification under ASC 815. The $7.75 Warrants became exercisable on February 28, 2026 and expire on March 20, 2028.

As of October 8, 2025 and December 31, 2025, the $7.75 Warrants were valued at $180.4 million and $52.3 million, respectively, using the following Black-Scholes assumptions:

	At issuance	As of
	October 8, 2025	December 31, 2025
Risk-free interest rate	3.52%	3.43%
Volatility	75.00%	80.00%
Expected average term (years)	2.45	2.22
Exercise price	$7.75	$7.75
Stock price	$3.66	$1.97
Fair value per share	$0.97	$0.28

Notes to Consolidated Financial Statements (Continued)

The change in the carrying amount of the $7.75 Warrants for the year ended December 31, 2025 was as follows (in thousands):

Fair value of $7.75 Warrants as of October 8, 2025	$180,424
Change in fair value of warrant liabilities	(128,101)
Ending balance as of December 31, 2025	$52,323

13. Convertible Senior Notes

6.75% Convertible Senior Notes

On November 21, 2025, the Company issued $431.3 million aggregate principal amount of 6.75% Convertible Senior Notes, including the exercise in full of the initial purchasers’ option to purchase up to an additional $56.3 million principal amount of the notes. The notes were issued pursuant to an indenture, dated November 21, 2025 (the “Indenture”).

The notes are general unsecured obligations of the Company and rank senior in right of payment to all of its future indebtedness that is expressly subordinated in right of payment to the notes, equal in right of payment to all of its existing and future liabilities that are not so subordinated, effectively junior to all of its secured indebtedness, to the extent of the value of the assets securing such indebtedness, and structurally junior to all indebtedness and other liabilities of its subsidiaries. The notes bear interest at a rate of 6.75% per year. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2026. The notes mature on December 1, 2033, unless earlier repurchased, redeemed or converted.

The notes may not be converted prior to the earlier of (i) February 28, 2026 and (ii) the “reserved share effective date” (as defined in the Indenture) (such earlier date, the “conversion limit end date”). On or after the conversion limit end date, the notes are convertible at the option of the holders at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture; provided that unless and until the reserved share effective date occurs, the Company will settle conversion of notes solely with cash.

The conversion rate of the notes will initially be 333.3333 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $3.00 per share of common stock. The initial conversion price of the notes represents a premium of approximately 40% over the last reported sale price of $2.14 per share of common stock on The Nasdaq Capital Market on November 18, 2025. The conversion rate for the notes is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption in respect of the notes, the Company will, in certain circumstances, increase the conversion rate of the notes for a holder who elects to convert its notes in connection with such a corporate event or convert its notes called (or deemed called) for redemption during the related redemption period (as defined in the Indenture), as the case may be.

The Company may not redeem the notes prior to December 6, 2028. The Company may redeem for cash all or any portion of the notes (subject to certain limitations), at its option, on or after December 6, 2028 and prior to the 26th scheduled trading day immediately preceding the maturity date, if the last reported sale price of the common stock has been at least 130% of the conversion price for the notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. However, the Company may not redeem less than all of the outstanding notes unless at least $50.0 million aggregate principal amount of notes are outstanding and not called for redemption as of the time we send the related notice of redemption (and after giving effect to the delivery of such notice of redemption).

Holders of notes may require the Company to repurchase for cash all or any portion of their notes on December 6, 2029 at a repurchase price equal to 100% of the principal amount of notes to be repurchased, plus accrued and unpaid interest to, but excluding, December 6, 2029. In addition, if the Company undergoes a fundamental change (as defined in

Notes to Consolidated Financial Statements (Continued)

the Indenture), then, subject to certain conditions and except as set forth in the Indenture, holders may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture includes customary covenants and sets forth certain events of default after which the notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the notes become automatically due and payable. In case of certain bankruptcy and insolvency-related events of default with respect to the Company, the principal of, and accrued and unpaid interest on, all of the then outstanding notes shall automatically become due and payable. As of December 31, 2025, the Company is in compliance with all debt covenants associated with the 6.75% Convertible Senior Notes.

The offering price of the notes was 95% of the principal amount of notes. The net proceeds from the 6.75% Convertible Senior Notes was $400.0 million after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company. The Company used net proceeds from the 6.75% Convertible Senior Notes to fully repay the outstanding principal amount of its 15.00% Secured Debenture and to repurchase $138.0 million aggregate principal amount of the Company’s 7.00% Convertible Senior Notes. See Note 14, “Long Term Debt,” for further information. There were no conversion of the 6.75% Convertible Senior Notes during the year ended December 31, 2025.

The change in the carrying amount of the 6.75% Convertible Senior Notes for the year ended December 31, 2025 was as follows (in thousands):

Fair value of principal received at issuance	$399,984
Change in fair value of the convertible senior note	30,608
Amortization of discount	422
Ending balance as of December 31, 2025	$431,014

The following table summarizes the total interest expense and effective interest rate related to the 6.75% Convertible Senior Notes during the year ended December 31, 2025 (in thousands, except for the effective interest rate):

Year ended
December 31, 2025
Interest expense	$3,110
Amortization of discount	422
Total	$3,532
Effective interest rate	7.7%

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

The 6.00% Convertible Debenture was fully settled during 2025. The Company incurred losses on extinguishment of convertible debt instruments and debt of $9.1 million during the year ended December 31, 2025.

Notes to Consolidated Financial Statements (Continued)

The change in the carrying amount of the 6.00% Convertible Debenture for the year ended December 31, 2025 was as follows (in thousands):

Beginning balance as of December 31, 2024	$173,150
Loss on extinguishment of convertible debenture	5,295
Amortization of discount	957
Change in fair value of the convertible debenture	(1,902)
Payments of principal settled in cash	(127,500)
Payment of principal settled in common stock	(50,000)
Ending balance as of December 31, 2025	$—

The following table summarizes the total interest expense and effective interest rate (prior period only) related to the 6.00% Convertible Debenture during the years ended December 31, 2025 and 2024 (in thousands, except for the effective interest rate):

	Year ended December 31,
	2025	2024
Interest expense	$2,473	$1,596
Amortization of discount	957	613
Total	$3,430	$2,209

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

In November 2025, the Company used net proceeds from the 6.75% Convertible Senior Notes to repurchase $138.0 million aggregate principal amount of the 7.00% Convertible Senior Notes in addition to $4.6 million of accrued interest. The Company incurred losses on extinguishment of convertible debt instruments and debt of $8.9 million during the year ended December 31, 2025. There were no conversions of the 7.00% Convertible Senior Notes during the years ended December 31, 2025 and 2024.

As of December 31, 2025, the 7.00% Convertible Senior Notes consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Principal amounts:
Principal	$2,413	$140,396
Unamortized debt premium, net of offering costs(1)	170	7,514
Net carrying amount	$2,583	$147,910
(1)	Included in the consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the notes using the effective interest rate method.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the total interest expense and effective interest rate related to the 7.00% Convertible Senior Notes during the years ended December 31, 2025 and 2024 (in thousands, except for the effective interest rate):

	Year ended December 31,
	2025	2024
Interest expense	$8,725	$7,687
Amortization of premium	(4,833)	(4,085)
Total	$3,892	$3,602
Effective interest rate	3.0%	3.0%

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

During the year ended December 31, 2025, the Company paid cash of $59.6 million, which included $58.5 million to retire the remaining outstanding principal and $1.1 million to pay the remaining accrued interest, to fully settle the 3.75% Convertible Senior Notes.

The following table summarizes the total interest expense and effective interest rate (prior periods only) related to the 3.75% Convertible Senior Notes for the years ended December 31, 2025, 2024 and 2023 (in thousands, except for effective interest rate):

	Year ended December 31,
	2025	2024	2023
Interest expense	$914	$3,335	$7,546
Amortization of debt issuance costs	189	642	1,345
Total	$1,103	$3,977	$8,891

14. Long-Term Debt

15.00% Secured Debenture

On May 5, 2025, the Company issued the initial tranche of the 15.00% Secured Debenture in the aggregate principal amount of $210.0 million pursuant to the Secured Debenture Purchase Agreement with Yorkville for a purchase price of $199.5 million with a discount of $10.5 million. On September 30, 2025, the Company issued a portion of the second tranche of the 15.00% Secured Debenture in the aggregate principal amount of $52.5 million pursuant to the Secured Debenture Purchase Agreement with Yorkville for a purchase price of $49.9 million with a discount of $2.6 million. As discussed in Note 13, “Convertible Senior Notes,” on November 21, 2025 the Company issued the 6.75% Convertible Senior Notes and used a portion of the net proceeds from the transaction to fully repay the outstanding principal amount of its 15.00% Secured Debenture.

The 15.00% Secured Debenture was fully settled during 2025. The Company incurred losses on extinguishment of convertible debt instruments and debt of $13.5 million during the year ended December 31, 2025.

Notes to Consolidated Financial Statements (Continued)

The following table shows change in the carrying amount of the 15.00% Secured Debenture during the year ended December 31, 2025 (in thousands):

Fair value of principal received at issuance	$193,431
Fair value of additional principal received	49,875
Change in fair value of debt	4,189
Amortization of discount	4,090
Loss on extinguishment of debt	10,915
Principal payments	(262,500)
Ending balance as of December 31, 2025	$—

The following table summarizes the total interest expense related to the 15.00% Secured Debenture during the year ended December 31, 2025:

Year ended
December 31, 2025
Interest expense	$17,903
Amortization of discount	4,090
Total	$21,993

15. Extended Maintenance Contracts and Warranty Reserve

Loss Accrual

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for sales of equipment, related infrastructure and other that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts (in thousands):

	Year ended December 31,
	2025	2024
Beginning balance	$134,356	$137,853
(Benefit)/provision for loss accrual	(23,901)	45,226
Releases to service cost of sales	(42,877)	(51,578)
(Decrease)/increase to loss accrual related to customer warrants	(706)	3,313
Foreign currency translation adjustment	1,115	(458)
Ending balance	$67,987	$134,356

The Company recorded a benefit for loss accrual primarily due to improved pricing structure as well as reductions in cost to service our GenDrive units due to improved stack reliability and increased labor utilization.

Product Warranty Reserve

On a quarterly basis, we evaluate our product warranty reserve. The Company applies a failure rate based on product type on a contract-by-contract basis to determine its product warranty reserve liability. The following table shows the roll forward of product warranty reserve (in thousands):

	Year ended December 31,
	2025	2024
Beginning balance	$12,107	$8,044
Additional provision due to new issuances	17,984	8,864
Adjustments to existing warranty provisions	1,622	(4,801)
Releases due to expenses incurred	(9,105)	—
Foreign currency translation adjustment	412	—
Ending balance	$23,020	$12,107

Notes to Consolidated Financial Statements (Continued)

16. Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.01 per share, consisting of 170,000 shares of previously designated Series A Junior Participating Cumulative Preferred Stock and 4,830,000 shares of undesignated preferred stock. The Company’s amended and restated certificate of incorporation, as amended, provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, qualifications, limitations, and restrictions thereof, applicable to the shares of each series. As of December 31, 2025 and 2024, there were no shares of Series A Junior Participating Cumulative Preferred Stock issued and outstanding.

Common Stock

The Company has one class of common stock, par value $.01 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.

“At-the-Market” Equity Offering Program

On January 17, 2024, the Company entered into the Original ATM Agreement with B. Riley, pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion. As of December 31, 2025, the Company had $944.1 million of aggregate gross sales price of shares available to be sold under the “at-the-market” equity offering program. Refer to Note 1, “Nature of Operations,” for further information.

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

During the year ended December 31, 2025, Yorkville exercised a portion of the 15.00% Secured Debenture Warrant for 26,500,000 shares of the Company’s common stock for net proceeds of $36.3 million. As of December 31, 2025, warrants to purchase an additional 5,000,000 shares of common stock remained outstanding under the 15.00% Secured Debenture Warrant.

Notes to Consolidated Financial Statements (Continued)

March 2025 Offering

On March 20, 2025, the Company sold 46,500,000 shares of its common stock, Pre-Funded Warrants to purchase 138,930,464 shares of its common stock and the Common Warrants to purchase 185,430,464 shares of its common stock in a registered direct offering pursuant to an underwriting agreement with several underwriters for aggregate gross proceeds of $279.9 million with $11.9 million of underwriting discounts and $0.5 million of related issuance costs. The Company recorded the common stock, Pre-Funded Warrants and Common Warrants to equity at a fair value equal to the net proceeds of $267.5 million.

During the second quarter of 2025, all of the Pre-Funded Warrants were exercised for 138,930,464 shares of common stock at an exercise price of $0.001 per share for total proceeds of $0.1 million.

The Pre-Funded Warrants and Common Warrants were freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise.

Inducement of Common Warrant Exercise

As disclosed in Note 12, “Warrant Liabilities,” on October 8, 2025, the Company entered into a warrant exercise inducement agreement with the holder of the Common Warrants, whereby in consideration for exercising the 185,430,464 outstanding Common Warrants at the exercise price as set forth in the Common Warrants of $2.00 per share, the Company agreed to provide to the holder the $7.75 Warrants. In addition, under the warrant exercise inducement agreement, the holder was permitted to receive, upon exercise, in lieu of 154,430,464 common shares, the New Pre-Funded Warrants. As a result of the warrant exercise inducement transaction, the Company received net proceeds, after deducting $16.1 million of transaction expenses and fees, of $354.7 million and recorded a related inducement charge of $196.5 million to inducement of common warrant exercise in the consolidated statements of operations. Included within the inducement of common warrant exercise charge of $196.5 million was the fair value of the $7.75 Warrants of $180.4 million and $16.1 million of transaction expenses and fees incurred in connection with the warrant exercise inducement agreement.

During the fourth quarter of 2025, all of the New Pre-Funded Warrants were exercised for 154,430,464 shares of the Company’s common stock for proceeds of $15 thousand.

Share-Based Consideration Payable to a Customer

On August 24, 2022, the Company and Amazon.com, Inc. (“Amazon”) entered into a Transaction Agreement (the “2022 Transaction Agreement”), under which the Company concurrently issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the “Amazon Warrant”) to acquire up to 16,000,000 shares of the Company’s common stock (the “Amazon Warrant Shares”), subject to certain vesting events described below, as discussed in Note 18, “Share-Based Consideration Payable to a Customer.”

During 2017, warrants to purchase up to 110,573,392 shares of common stock were issued in connection with transaction agreements with Amazon and Walmart, as discussed in Note 18, “Share-Based Consideration Payable to a Customer.”

Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss) is comprised of unrealized gains and losses on available-for-sale securities and foreign currency translation gains and losses. Amounts reclassified from accumulated other comprehensive income/(loss) was $5.0 million, $0 and $12.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. The amount reclassified during the year ended December 31, 2025 was due to foreign currency translation effects associated with the sale of the Company’s interest in a non-consolidated entity. The amount reclassified during the year ended December 31, 2023 was due to realized loss on available-for-sale securities.

Notes to Consolidated Financial Statements (Continued)

Net current-period other comprehensive income for the year ended December 31, 2025 increased due to foreign currency translation gains of $4.3 million. Net current-period other comprehensive income for the year ended December 31, 2024 increased due to foreign currency translation gains of $4.3 million. Net current-period other comprehensive income for the year ended December 31, 2023 increased due to unrealized gains on available-for-sale securities of $9.9 million, partially offset by foreign currency translation losses of $3.5 million.

Non-controlling Interest

Our consolidated financial statements include the accounts of majority-owned subsidiaries consolidated under the variable interest model. Non-controlling interest represent the portion of equity not attributable to Plug Power Inc. and are reported as a separate component of equity on our consolidated balance sheets. Net loss and comprehensive income/(loss) for majority-owned subsidiaries are attributed to Plug Power Inc. and to non-controlling interest holders on our consolidated statements of operations and consolidated statements of comprehensive loss based on respective ownership percentages. Refer to Note 28, “Variable Interest Entities,” for further information.

17. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

	Year ended December 31,
Major products/services lines	2025	2024	2023
Sales of fuel cell systems	$54,012	$52,110	$181,168
Sales of hydrogen infrastructure	26,750	69,122	183,606
Sales of electrolyzers	187,780	135,504	82,611
Sales of engineered equipment	6,854	22,092	32,361
Services performed on fuel cell systems and related infrastructure	94,462	52,169	39,093
Power purchase agreements	107,572	77,842	63,731
Fuel delivered to customers and related equipment	133,411	97,882	66,246
Sales of cryogenic equipment and liquefiers	95,685	111,507	231,687
Other	3,393	10,586	10,837
Net revenue	$709,919	$628,814	$891,340

Contract balances

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

Notes to Consolidated Financial Statements (Continued)

Significant changes in the contract assets and the deferred revenue and contract liabilities balances during the period are as follows (in thousands):

Contract assets	Year ended December 31,
	2025	2024
Transferred to receivables from contract assets recognized at the beginning of the period	$(21,348)	$(27,513)
Change in contract assets related to warrants	(3,729)	(4,909)
Foreign currency translation gain	1,208	—
Impairment	(28,105)	(35,118)
Revenue recognized and not billed as of the end of the period	63,364	29,566
Net change in contract assets	$11,390	$(37,974)

Deferred revenue and other contract liabilities	Year ended December 31,
	2025	2024
Increases due to customer billings, net of amounts recognized as revenue during the period	$19,144	$74,702
Change in contract liabilities related to warrants	260	440
Foreign currency translation loss	6,814	—
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(127,898)	(160,819)
Net change in deferred revenue and other contract liabilities	$(101,680)	$(85,677)

Estimated future revenue

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period, including provision for common stock warrants (in thousands):

	As of	Expected recognition
	December 31, 2025	period (years)
Sales of fuel cell systems	$55,245	1 - 2
Sales of hydrogen installations and other infrastructure	42,695	1 - 2
Sales of electrolyzers	103,122	1 - 3
Sales of engineered equipment	997	1
Services performed on fuel cell systems and related infrastructure	138,586	1 - 10
Power purchase agreements	278,721	1 - 10
Fuel delivered to customers and related equipment	63,831	1 - 10
Sales of cryogenic equipment and other	40,237	1
Other	693	1
Total estimated future revenue	$724,127

18. Share-Based Consideration Payable to a Customer

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

Notes to Consolidated Financial Statements (Continued)

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

On August 24, 2022, 1,000,000 of the 2022 Amazon Warrant Shares associated with tranche 1 vested. The warrant fair value associated with the vested shares of tranche 1 of $20.4 million was capitalized to contract assets based on the grant date fair value and is subsequently amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. As of December 31, 2025, the balance of the contract asset related to tranche 1 was $15.1 million which is recorded in contract assets in the Company’s consolidated balance sheets. During the second quarter of 2023, all 1,000,000 of the Amazon Warrant Shares associated with tranche 2 vested. The warrant fair value associated with the vested shares of tranche 2 was $20.4 million and was determined on the grant date of August 24, 2022. As of December 31, 2025, the balance of the contract asset related to tranche 2 was $15.1 million. Tranche 3 will vest over the next $1.0 billion of collections from Amazon and its affiliates. The grant date fair value of tranche 3 will also be amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement. As of December 31, 2025, the balance of the contract asset related to tranche 3 was $1.9 million. Because the exercise price has yet to be determined, if probable of vesting, the fair value of tranche 4 will be remeasured at each reporting period end and amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the term of the agreement.

As of December 31, 2025 and 2024, 3,500,000 and 3,000,000 of the 2022 Amazon Warrant Shares had vested, respectively, and none of the 2022 Amazon Warrant Shares had been exercised. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the years ended December 31, 2025, 2024 and 2023 was $15.9 million, $19.0 million and $4.9 million, respectively.

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

As of December 31, 2025 and 2024, all 55,286,696 of the 2017 Amazon Warrant Shares had vested and the 2017 Amazon Warrant was exercised with respect to 34,917,912 shares of the Company’s common stock. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2017 Amazon Warrant during the years ended December 31, 2025, 2024 and 2023 was $0.3 million, $0.4 million and $0.4 million, respectively.

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

On December 30, 2025, the Company entered into an agreement with Walmart pursuant to which, upon the occurrence of certain specified events, the Company has agreed to grant Walmart a contingent, limited-use license to access and use certain escrowed GenKey System-related materials. Pursuant to the agreement, Walmart agreed to terminate the Walmart Transaction Agreement and to forfeit all vested portions of the Walmart Warrant. The unvested portions of the Walmart Warrant were cancelled and accordingly, no shares of common stock will become issuable by the Company in connection with the Walmart Warrant. As of December 30, 2025, 13,094,217 shares of the Walmart Warrant Shares had been exercised, 34,554,185 shares of the Walmart Warrant Shares had vested and were forfeited and 7,638,294 shares of the Walmart Warrant Shares remained unvested and were cancelled.

The total amount of provision for common stock warrants recorded as a reduction of revenue for the Walmart Warrant during the years ended December 31, 2025, 2024 and 2023 was $29.2 million, $19.6 million, and $5.9 million, respectively.

19. Employee Benefit Plans

2011 and 2021 Stock Option and Incentive Plan

On May 12, 2011, the Company’s stockholders approved the 2011 Stock Option and Incentive Plan (the “2011 Plan”). The 2011 Plan provided for the issuance of up to a maximum number of shares of common stock equal to the sum of (i) 1,000,000, plus (ii) the number of shares of common stock underlying any grants pursuant to the 2011 Plan or the Plug Power Inc. 1999 Stock Option and Incentive Plan that are forfeited, canceled, repurchased or are terminated (other than by exercise). The shares were issued pursuant to stock options, stock appreciation rights, restricted stock awards and certain other equity-based awards granted to employees, directors and consultants of the Company. No further grants may be made under the 2011 Plan after May 12, 2021. In July 2021, the 2021 Stock Option Incentive Plan, as amended (the “2021 Plan”) was approved by the Company’s stockholders. The 2021 Plan provides for the issuance of up to a maximum number of shares of common stock equal to the sum of (i) 22,500,000 shares, plus the 473,491 shares remaining under the 2011 Plan as of the effective date of that the 2021 Plan, plus (iii) shares underlying any awards under the 2021 Plan and the 2011 Plan that are forfeited, canceled, cash-settled or otherwise terminated, other than by exercise. In June 2023, the Company’s stockholders approved an increase in the number of shares of the Company’s common stock authorized for issuance under the 2021 Plan to 51,400,000. In July 2025, the Company’s stockholders approved an increase in the number of shares of the Company’s common stock authorized for issuance under the 2021 Plan to 91,400,000. Stock-based compensation costs recognized, excluding the Company’s matching contributions of $9.5 million, $11.0 million and $12.1 million, respectively, to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board and executive compensation, were approximately $40.5 million, $70.3 million and $150.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, in connection with the 2011 and 2021 Plans.

Notes to Consolidated Financial Statements (Continued)

The components and classification of stock-based compensation expense, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Cost of sales	$5,370	$7,252	$11,079
Research and development	4,244	8,406	9,532
Selling, general and administrative	30,880	54,683	129,387
	$40,494	$70,341	$149,998

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

The assumptions made for purposes of estimating fair value under the Black-Scholes model for the 18,738,248, 12,227,935 and 6,849,689 Service Stock Options granted during years ended December 31, 2025, 2024 and 2023, respectively, were as follows:

	Year ended December 31,
	2025	2024	2023
Expected term of options (years)	5	1 - 5	5
Risk free interest rate	3.62% - 4.30%	3.48% - 4.63%	3.40% - 4.69%
Volatility	90.96% - 100.20%	85.00% - 97.82%	80.02% - 92.55%

There was no expected dividend yield for the Service Stock Options granted.

The estimated stock price volatility is derived from the Company’s actual historic stock prices over the expected term, which represents the Company’s best estimate of expected volatility.

Notes to Consolidated Financial Statements (Continued)

The following table reflects the Service Stock Option activity for the year ended December 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding as of December 31, 2024	26,124,148	$6.62	7.74	$735
Options exercisable as of December 31, 2024	9,965,432	10.99	5.90	166
Options unvested as of December 31, 2024	16,158,716	3.92	8.88	569
Granted	18,738,248	1.54	—	—
Modified(1)	2,000,000	2.41	—	—
Exercised	(427,301)	2.32	—	—
Forfeited	(4,750,912)	7.55	—	—
Options outstanding as of December 31, 2025	41,684,183	$4.03	8.10	$9,873
Options exercisable as of December 31, 2025	14,099,083	8.13	6.16	34
Options unvested as of December 31, 2025	27,585,100	1.93	9.10	9,839
(1)	Represents 2,000,000 market condition stock options awards whose market conditions were waived during the year ended December 31, 2025. As only the time-based vesting requirement remained, the market condition stock options awards were re-classified as Service Stock Options.

The weighted average grant-date fair value of the Service Stock Options granted during the years ended December 31, 2025, 2024 and 2023 was $2.22, $1.63, and $4.88 per share, respectively. The total intrinsic fair value of Service Stock Options exercised during the years ended December 31, 2025, 2024 and 2023 was approximately $0.5 million, $0.1 million and $5.3 million. The total fair value of Service Stock Options that vested during the years ended December 31, 2025, 2024 and 2023 was $19.5 million, $26.0 million and $33.1 million, respectively.

Compensation cost associated with Service Stock Options represented approximately $19.4 million, $21.8 million, and $31.5 million of the total share-based payment expense recorded for the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, as of December 31, 2025 there was approximately $52.9 million of unrecognized compensation cost related to Service Stock Options to be recognized over a weighted average remaining period of 2.33 years.

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

The Company did not grant market condition stock options awards during the year ended December 31, 2025. The Company granted 2,952,500 and 6,405,000 market condition stock options awards during the years ended December 31, 2024 and 2023, respectively.

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

Notes to Consolidated Financial Statements (Continued)

the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The following table presents key assumptions used to estimate the fair value of the market condition stock options awards granted in 2024 and 2023:

	Year ended December 31,
	2024	2023
Remaining VWAP performance period (years)	3	3
Risk-free interest rate	4.01% - 4.57%	3.60%
Expected volatility	85.00% - 90.00%	75.00%
Closing stock price on grant date	$2.41 - $2.47	$7.87

The following table reflects the market condition stock options awards activity for the year ended December 31, 2025. Solely for the purposes of this table, the number of shares is based on participants earning the maximum number of shares underlying the market condition stock options awards (i.e., 200% of the target number of shares).

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
Options outstanding as of December 31, 2024	12,566,000	$12.83	5.07	$—
Options exercisable as of December 31, 2024	5,372,667	22.46	4.11	—
Options unvested as of December 31, 2024	7,193,333	5.63	5.78	—
Granted	—	—	—	—
Modified(1)	(2,000,000)	2.41	—	—
Exercised	—	—	—	—
Forfeited	(1,490,833)	4.38	—	—
Options outstanding as of December 31, 2025	9,075,167	$16.51	3.63	$—
Options exercisable as of December 31, 2025	6,462,667	20.00	3.32	—
Options unvested as of December 31, 2025	2,612,500	7.87	4.38	—
(1)	Represents 2,000,000 market condition stock options awards whose market conditions were waived during the year ended December 31, 2025. As only the time-based vesting requirement remained, the market condition stock options awards were re-classified as Service Stock Options.

There were no market condition stock options awards granted during the year ended December 31, 2025. The weighted average grant-date fair value of market condition stock options awards granted during the years ended December 31, 2024 and 2023 was $0.49 and $4.32, respectively. There were no market condition stock options awards exercised during the years ended December 31, 2025, 2024 and 2023. The total fair value of the market condition stock options awards that vested during the years ended December 31, 2025, 2024 and 2023 was $4.8 million, $25.5 million and $20.8 million, respectively.

Compensation cost associated with market condition stock options awards represented approximately $2.2 million, $12.9 million and $64.0 million of the total share-based payment expense recorded for the years ended December 31, 2025, 2024 and 2023, respectively. Compensation costs associated with these awards are recognized as the requisite service period is rendered, regardless of when, if ever, the market condition is satisfied. Compensation cost for the year ended December 31, 2024 includes reversals due to forfeitures of unvested market condition stock options of during the first quarter of 2024. Forfeitures represent the expense related to awards for which the requisite service period was not met. The compensation expense reversals were offset by compensation costs of $25.1 million during the year ended December 31, 2024. As of December 31, 2025, there was approximately $0.9 million of unrecognized compensation cost related to market condition stock options awards to be recognized over a weighted average remaining period of 0.47 years.

As of December 31, 2025, there were 1,045,000 unvested shares underlying market condition stock options awards for which the employee requisite service period has not been rendered but are expected to vest. The aggregate

Notes to Consolidated Financial Statements (Continued)

intrinsic value of these unvested market condition stock options awards was $0 as of December 31, 2025. The weighted average remaining contractual term of these unvested market condition stock options awards was 4.38 years as of December 31, 2025.

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

The following table reflects the restricted stock and restricted stock unit activity during the year ended December 31, 2025 (in thousands except share amounts):

		Weighted	Aggregate
		Average Grant Date	Intrinsic
	Shares	Fair Value	Value
Unvested restricted stock and restricted stock units as of December 31, 2024	6,750,372	$7.44	$14,378
Granted	4,701,498	3.46	—
Vested	(2,909,782)	8.66	—
Forfeited	(1,328,186)	8.52	—
Unvested restricted stock and restricted stock units as of December 31, 2025	7,213,902	$4.02	$14,376

The weighted average grant-date fair value of the restricted stock and restricted stock unit awards granted during the years ended December 31, 2025, 2024 and 2023, was $3.46, $2.21, and $11.55, respectively. The total fair value of restricted stock and restricted stock unit awards that vested during the years ended December 31, 2025, 2024 and 2023 was $25.2 million, $42.4 million, and $58.2 million, respectively.

The Company recorded expense associated with its restricted stock and restricted stock unit awards of approximately $19.0 million, $35.6 million, and $54.5 million during the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, as of December 31, 2025 there was approximately $21.9 million of unrecognized compensation cost related to restricted stock and restricted stock unit awards to be recognized over a weighted average remaining period of 1.92 years.

Included in the total unvested restricted common stock and restricted stock units as of December 31, 2025, there were 250,000 restricted common stock units outstanding with a performance target. The Company recorded expense associated with the restricted common stock units with a performance target of $25 thousand during the year ended December 31, 2025. Additionally, as of December 31, 2025 there was $0.2 million of unrecognized compensation cost related to the restricted common stock units outstanding with a performance target to be recognized over the weighted average period of 0.58 years.

401(k) Savings & Retirement Plan

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute 100% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings or less actual losses thereon. Participants are vested in the Company’s matching contribution based on years of service completed. Participants are fully vested upon completion of three years of service. The Company issued 6,315,659, 4,314,747, and 1,473,662 shares of common stock pursuant to the Plug Power Inc. 401(k) Savings & Retirement Plan during the years ended December 31, 2025, 2024, and 2023, respectively.

The Company’s expense for this plan was approximately $9.5 million, $11.0 million, and $12.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Notes to Consolidated Financial Statements (Continued)

Non-Employee Director Compensation

Each non-employee director is paid an annual retainer for his or her service, in the form of either cash or stock compensation. This annual retainer is paid in four quarterly installments. The Company granted 426,433, 295,090, and 59,323 shares of common stock to non-employee directors as compensation during the years ended December 31, 2025, 2024 and 2023, respectively. All common stock issued related to this annual retainer that is paid quarterly, is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company’s share-based compensation expense in connection with non-employee director quarterly compensation was approximately $0.7 million, $0.7 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

In accordance with the non-employee director compensation plan, during the year ended December 31, 2025 the Company reimbursed $0.1 million of administrative expenses incurred by Mr. McNamee.

20. Restructuring

In March 2025, the Company announced initiatives to reduce its workforce, realign its manufacturing footprint and streamline its organization to enhance operational efficiency and improve overall liquidity (the “2025 Restructuring Plan”). We began executing the 2025 Restructuring Plan in March 2025 and it was effectively completed during the fourth quarter of 2025.

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

During the years ended December 31, 2025 and 2024, the Company incurred $25.9 million and $8.2 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the consolidated statements of operations. The following table reflects the category of restructuring charges incurred during the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Employee severance and benefit arrangements	$19,716	$6,916
Legal and professional fees	273	1,237
Lease and contract termination costs	5,868	—
Total restructuring charges	$25,857	$8,153

Notes to Consolidated Financial Statements (Continued)

The accrued restructuring balances as of December 31, 2025 and 2024 were recorded in the accrued expenses financial statement line item in the consolidated balance sheets. Restructuring activities related to the 2025 and 2024 Restructuring Plans were as follows (in thousands):

	2025 Restructuring Plan	2024 Restructuring Plan
Accrued balance as of December 31, 2024	$—	$129
Accruals and adjustments	25,872	(15)
Right of use asset restructuring charge	(3,936)	—
Cash payments	(21,072)	—
Accrued balance as of December 31, 2025	$864	$114

As of December 31, 2025, total accrued expenses related to restructuring activities were comprised of (1) $0.8 million of employee severance and benefit arrangements and (2) $0.2 million of legal and professional services costs and are expected to be paid during the first quarter of 2026.

21. Impairment

During the fourth quarter of 2025, the Company determined that its previously forecasted sales and margin projections for 2025 were unlikely to be achieved. Additionally, during the fourth quarter of 2025, the Company conducted a strategic review of its product lines and updated future sales and related cash flow projections for certain product lines. As a result, cash flow projections for several of the Company’s asset groups were reduced during the fourth quarter of 2025, which indicated that the carrying amounts of certain long-lived assets (including property, plant, and equipment, equipment related to power purchase agreements and fuel delivered to customers, and right of use assets related to operating leases) and finite-lived intangible assets may not be recoverable. Additionally, during the third quarter of 2025 certain product lines experienced changes in their prospective sales pipelines, and the Company identified impairment of its long-lived assets and contract assets during its quarterly impairment analysis.

Asset groups are the unit of account for a long-lived asset or assets to be held and used which represent the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities. The decrease in cash flow projections for several asset groups was largely attributed to several factors, including the Company failing to meet 2025 sales and margin projections as well as decreased future cash flow projections across certain product lines including stationary, liquefiers and fuel cells. Additionally, in November 2025, the Company announced that it has suspended activities associated with the Department of Energy loan program. This pause, as well as the decrease in cash flow projections, was primarily due to weakening demand in the global hydrogen market. As a result, the Company tested the recoverability of its long-lived assets and finite-lived intangibles by comparing the carrying values against undiscounted future cash flow projections and determined that an impairment existed.

During the fourth quarter of 2025, certain property, plant, and equipment were written down to their estimated fair values. The fair value for revenue generating assets was determined using a market approach utilizing prices for similar assets in active markets. The fair value for property, plant, and equipment was determined using a market approach, where available, and where not available, a cost approach. The fair value for equipment related to power purchase agreements and fuel delivered to customers was determined using a discounted cash flow income approach considering estimated market rent. The fair value for right of use assets related to operating leases was determined using a discounted cash flow income approach considering estimated market rent. The fair values for finite-lived intangible assets were determined using the income approach.

Notes to Consolidated Financial Statements (Continued)

During the years ended December 31, 2025, 2024 and 2023, the Company recorded impairment charges of $783.5 million, $949.3 million and $269.5 million, respectively, to impairment in the consolidated statements of operations. The following table reflects the category of impairment charges recorded during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the years ended December 31,
	2025	2024	2023
Contract assets	$28,105	$35,118	$2,375
Prepaid expenses, tax credits and other current assets	12,083	3,207	9,737
Property, plant, and equipment, net	661,278	681,210	3,055
Equipment related to power purchase agreements and fuel delivered to customers, net	23,902	1,625	219
Right of use assets related to finance leases, net	2,602	—	—
Right of use assets related to operating leases, net	8,588	145,427	4,608
Intangible assets, net	48,886	79,728	20
Goodwill	—	—	249,480
Investments in non-consolidated entities and non-marketable securities	—	3,000	—
Impairment	$785,444	$949,315	$269,494

To the extent there are further changes in market conditions or the performance of the Company’s long-lived assets, there is a possibility that the Company could incur additional impairment charges in the future.

22. Income Taxes

The components of loss before income taxes and the income tax (expense)/benefit for the years ended December 31, 2025, 2024, and 2023, by jurisdiction, are as follows (in thousands):

	2025			2024			2023
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Loss before income taxes	$(1,628,531)	$(64,781)	$(1,693,312)	$(1,956,615)	$(150,976)	$(2,107,591)	$(1,211,796)	$(164,401)	$(1,376,197)
Income tax (expense)/benefit	—	(356)	(356)	—	2,686	2,686	29	7,335	7,364
Net loss	$(1,628,531)	$(65,137)	$(1,693,668)	$(1,956,615)	$(148,290)	$(2,104,905)	$(1,211,767)	$(157,066)	$(1,368,833)

The significant components of current and deferred income tax expense/(benefit) for the years ended December 31, 2025, 2024, and 2023, by jurisdiction, are as follows (in thousands):

	2025			2024			2023
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Current income tax expense	$—	$346	$346	$—	$469	$469	$—	$1,170	$1,170
Deferred tax benefit	(164,591)	(74)	(164,665)	(206,649)	(8,381)	(215,030)	(100,754)	(2,618)	(103,372)
Net operating loss carryforward generated	(158,820)	(15,435)	(174,255)	(194,386)	(8,452)	(202,838)	(146,174)	(17,653)	(163,827)
Valuation allowance increase	323,411	15,519	338,930	401,035	13,678	414,713	246,899	11,766	258,665
Expense/(benefit) for income taxes	$—	356	$356	$—	$(2,686)	$(2,686)	$(29)	$(7,335)	$(7,364)

Notes to Consolidated Financial Statements (Continued)

The Company’s effective income tax rate differed from the federal statutory rate as follows (in thousands, except for effective income tax rate):

	2025		2024		2023
	$	%	$	%	$	%
U.S. Federal statutory tax rate	$(355,596)	(21.0%)	$(442,594)	(21.0%)	$(289,039)	(21.0%)
State and local income taxes, net of federal income tax effect	-	0.0%	-	0.0%	(4)	0.0%
Foreign tax effects
France	8,974	0.5%	16,704	0.8%	15,195	1.1%
Other foreign jurisdictions	10,987	0.6%	12,315	0.6%	12,006	0.9%
Effect of changes in tax laws or rates enacted in the current period	-	0.0%	-	0.0%	-	0.0%
Effect of cross-border tax laws	22	0.0%	16	0.0%	-	0.0%
Tax credits	(2,835)	(0.2%)	(3,948)	(0.2%)	(5,799)	(0.4%)
Changes in valuation allowances	314,805	18.6%	387,061	18.4%	232,612	16.9%
Nontaxable or non-deductible items
Goodwill impairment	-	0.0%	-	0.0%	32,641	2.4%
Other	24,677	1.5%	15,637	0.7%	22,057	1.6%
Changes in unrecognized tax benefits	-	0.0%	-	0.0%	-	0.0%
Other reconciling items
Convertible debt	-	0.0%	-	0.0%	(29,816)	(2.2%)
Other	(678)	0.0%	12,123	0.6%	2,783	0.2%
Effective tax rate	$356	0.0%	$(2,686)	(0.1%)	$(7,364)	(0.5%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting and the amounts used for income tax purposes. The Company has recorded a net deferred tax asset in non-current other assets as of December 31, 2025 and 2024 of approximately $13 thousand and $19 thousand, respectively. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	U.S.		Foreign		Total
	2025	2024	2025	2024	2025	2024
Deferred revenue	$16,759	$22,951	$151	$134	$16,910	$23,085
Interest expense	40,418	29,390	—	—	40,418	29,390
Other reserves and accruals	77,489	69,834	365	318	77,854	70,152
Tax credit carryforwards	26,012	24,752	—	—	26,012	24,752
Amortization of stock-based compensation	43,020	42,008	23	—	43,043	42,008
Non-compensatory warrants	28,081	6,187	—	—	28,081	6,187
Capitalized research & development expenditures	47,525	67,018	—	—	47,525	67,018
Right of use liability (operating leases)	58,169	71,033	621	—	58,790	71,033
Capital loss carryforwards	14,621	2,649	—	—	14,621	2,649
Property, plant and equipment and contract assets	288,105	163,518	—	—	288,105	163,518
Intangible assets	4,651	—	—	—	4,651	—
Net operating loss carryforwards	797,169	638,350	49,260	33,825	846,429	672,175
Total deferred tax asset	1,442,019	1,137,690	50,420	34,277	1,492,439	1,171,967
Valuation allowance	(1,400,636)	(1,077,225)	(49,146)	(33,627)	(1,449,782)	(1,110,852)
Net deferred tax assets	$41,383	$60,465	$1,274	$650	$42,657	$61,115
Intangible assets	—	(11,940)	(659)	(631)	(659)	(12,571)
Convertible debt	—	—	—	—	—	—
Right of use asset (operating leases)	(41,383)	(48,525)	(602)	—	(41,985)	(48,525)
Property, plant and equipment and right of use assets	—	—	—	—	—	—
Deferred tax liability	$(41,383)	$(60,465)	$(1,261)	$(631)	$(42,644)	$(61,096)
Net	$—	$—	$13	$19	$13	$19

Notes to Consolidated Financial Statements (Continued)

The Company has recorded a valuation allowance, as a result of uncertainties related to the realization of its net deferred tax asset, at December 31, 2025 and 2024 of approximately $1.4 billion and $1.1 billion, respectively. A reconciliation of the current year change in valuation allowance is as follows (in thousands):

	U.S.	Foreign	Total
Increase in valuation allowance for current year increase in net operating losses	$179,418	11,273	$190,691
Increase in valuation allowance for current year net increase in deferred tax assets other than net operating losses	143,993	—	143,993
Increase in valuation allowance due to change in tax rates	—	4,246	4,246
Net increase in valuation allowance	$323,411	$15,519	$338,930

The Company made cash payments related to tax, net of refunds, by the following jurisdictions (in thousands):

	2025	2024	2023
Federal	$-	$-	$-
State	-	-	-
Foreign	600	(168)	1,994
Total income taxes paid, net of refunds	$600	$(168)	$1,994

Income taxes paid, net of refunds, are material in the following jurisdictions (in thousands):

	2025	2024	2023
Foreign	(1)	(1)
Netherlands	$-	$-	$1,561
(1)	Jurisdiction below the threshold for the period presented.

The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets in the U.S., which remain fully reserved. Except for a few service entities mainly in Europe, all deferred tax assets are offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets will not be realized. As of December 31, 2025, the Company’s Netherlands subsidiary maintains a full valuation allowance on its deferred tax assets that will not be realized.

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

The Company’s deferred tax assets include $3.8 billion of U.S. net operating loss carryforwards. The NOL carryforwards available as of December 31, 2025 include $3.6 billion of NOL that was generated in 2018 through 2025 that do not expire. The remainder, if unused, will expire at various dates from 2033 through 2037. Based on analysis of stock transactions, an ownership change as defined under Section 382 of the Code occurred in 2013, which imposes a $13.5 million limit on the utilization of pre-change losses that can be used to offset taxable income in future years. The pre-change NOL carryforwards will expire, if unused, at various dates from 2026 through 2033. The Company continuously analyzes stock transactions and has determined that no ownership changes have occurred since 2013 that would further limit the utilization of NOLs. Therefore, NOLs of $3.8 billion incurred in post-change years are not subject to limitation.

As of December 31, 2025, $25.9 million of research credit carryforwards generated after the most recent IRC Section 382 ownership change are included in the Company’s deferred tax assets. Due to limitations under IRC Section 382, research credit carryforwards existing prior to the most recent IRC Section 382 ownership change will not be used and are not reflected in the Company’s gross deferred tax asset as of December 31, 2025. The remaining credit carryforwards will expire during the periods 2033 through 2043.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2025, the Company has unused Canadian net operating loss carryforwards of approximately $4.4 million. The net operating loss carryforwards, if unused, will expire at various dates between 2041 through 2045.

As of December 31, 2025, the Company has unused French net operating loss carryforwards of $133.3 million. The net operating loss may carry forward indefinitely or until the Company changes its activity.

As of December 31, 2025, the Company has unused Netherlands net operating loss carryforwards of $47.4 million. The net operating loss may carry forward indefinitely or until the Company changes its activity.

As of December 31, 2025, the Company has no un-repatriated foreign earnings or unrecognized tax benefits.

On July 4, 2025, the OBBBA was enacted into law. The OBBBA includes permanent extensions of certain provisions of the Tax Cuts and Jobs Act of 2017, modifies various federal clean energy tax provisions of the IRA and includes the allowance of immediate expensing of qualifying research and development expenses incurred in the United States. The most significant impacts of the OBBBA to the Company are related to Section 45V Credit for Production of Clean Hydrogen, which will be available for clean hydrogen facilities that begin construction before January 1, 2028 and the Section 48E Investment Tax Credit which provides for a fixed 30% investment tax credit for “qualified fuel cell property” that begins construction after December 31, 2025, subject to the phase-out provisions applicable to Section 48E. As of December 31, 2025, management concluded the OBBBA’s effects were not material to the Company's income tax expense based on the Company’s facts and circumstances as of that date.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. Open tax years in the U.S. range from 2022 and forward. Open tax years in the foreign jurisdictions range from 2012 and forward. However, upon examination in subsequent years, if net operating losses carryforwards and tax credit carryforwards are utilized, the US and foreign jurisdictions can reduce net operating loss carryforwards and tax credit carryforwards utilized in the year being examined if they do not agree with the carryforward amount. As of December 31, 2025, the Company is not under audit in the U.S. or any other non-U.S. taxing jurisdictions.

The Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting established a global minimum corporate tax rate of 15% on multi-national corporations, commonly referred to as the Pillar Two rules, which have been agreed upon in principle by over 140 countries. While the United States has not adopted the Pillar Two rules, numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective January 1, 2024, or are expected to enact similar legislation. As of December 31, 2025, the Company did not meet the consolidated revenue threshold and is not subject to the OECD Global Anti-Base Erosion (“GloBE”) Model Rules under Pillar Two. The Company will continue to monitor the implementation of such rules in the jurisdictions in which it operates.

23. Earnings Per Share

Basic earnings per common stock are computed by dividing net loss by the weighted average number of common stock outstanding during the reporting period. In periods when we have net income, the shares of our common stock subject to the convertible notes outstanding during the period will be included in our diluted earnings per share under the if-converted method. Since the Company is in a net loss position for all periods presented, all potentially dilutive securities are considered anti-dilutive and are therefore excluded from the calculation of diluted earnings per share in accordance with ASC 260, Earnings Per Share.

Notes to Consolidated Financial Statements (Continued)

The following table provides the components of the calculations of basic and diluted earnings per share (in thousands, except share amounts):

	Year ended December 31,
	2025	2024
Numerator:
Net loss attributable to Plug Power Inc.	$(1,631,594)	$(2,104,701)
Denominator:
Weighted average number of common stock outstanding	1,146,691,189	785,024,373

As of December 31, 2025, 2024 and 2023, the Company had potentially dilutive securities outstanding, consisting of stock options, restricted stock units, warrants and other equity instruments, representing shares of common stock totaling 432,551,889, 233,331,656 and 163,726,275, respectively, on an as-converted basis.

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

The information regularly provided to the CODM used to assess performance and allocate resources is the same as the Company’s consolidated financial statements. The measure of segment profit or loss used by the CODM in assessing segment performance and how to allocate resources is consolidated net loss which is presented in the consolidated statements of operations. The CODM uses net loss in strategic planning, for example, decision making of whether to allocate resources towards strengthening sales channels, investing in research and development, focusing on cost-down initiatives, and/or analyzing company overhead in respect to specific products and service lines. Net loss is also used to monitor budget versus actual results and is considered in assessments related to company-wide incentive compensation. The significant segment expenses included within the segment measure of profit or loss are total costs of revenue, research and development, selling, general and administrative, and impairment. Other segment items are comprised of restructuring, change in fair value of contingent consideration, interest income, interest expense, other income/(expense), net, realized loss on investments, net, change in fair value of equity securities, loss on extinguishment of convertible debt instruments and debt, change in fair value of convertible debt instruments and debt, inducement of common warrant exercise, change in fair value of warrant liabilities, loss on equity method investments, income tax (expense)/benefit and net loss attributable to non-controlling interest, which are presented in the consolidated statements of operations. The CODM is not regularly provided a measure of segment assets.

Notes to Consolidated Financial Statements (Continued)

The following table presents reported segment revenue, significant segment expenses, other segment items and segment measure of profit/(loss):

	Year ended December 31,
	2025	2024	2023
Total net revenue	$709,919	$628,814	$891,340
Cost of revenue:
Sales of equipment, related infrastructure and other	$(477,741)	$(696,087)	$(765,575)
Services performed on fuel cell systems and related infrastructure	(70,353)	(57,766)	(75,412)
Benefit/(provision) for loss contracts related to service	24,607	(48,539)	(86,346)
Power purchase agreements	(178,733)	(216,947)	(218,936)
Fuel delivered to customers and related equipment	(248,061)	(228,827)	(246,318)
Other costs of revenue	(1,678)	(5,535)	(6,544)
Operating expenses:
Research and development	$(57,960)	$(77,226)	$(113,745)
Selling, general and administrative	(379,570)	(376,110)	(422,469)
Impairment	(785,444)	(949,315)	(269,494)
Other segment items, net(1)	$(166,580)	$(77,163)	$(55,334)
Consolidated net loss attributable to Plug Power Inc.	$(1,631,594)	$(2,104,701)	$(1,368,833)
(1)	Included in other segment items are comprised of restructuring, change in fair value of contingent consideration, interest income, interest expense, other income/(expense), net, realized loss on investments, net, change in fair value of equity securities, loss on extinguishment of convertible debt instruments and debt, change in fair value of convertible debt instruments and debt, inducement of common warrant exercise, change in fair value of warrant liabilities, loss on equity method investments, income tax (expense)/benefit and net loss attributable to non-controlling interest

The revenue and long-lived assets based on geographic location are as follows (in thousands):

	Revenues			Long-lived Assets
	Year ended December 31,			As of December 31,
	2025	2024	2023	2025	2024
United States	$535,936	$428,215	$741,498	$573,677	$1,208,096
Other foreign countries	173,983	200,599	149,842	57,308	72,208
Total	$709,919	$628,814	$891,340	$630,985	$1,280,304

25. Commitments and Contingencies

Restricted Cash

In connection with certain of the noted sale/leaseback agreements, cash of $352.3 million and $476.2 million, respectively, was required to be restricted as security as of December 31, 2025 and 2024, which will be released over the lease term. As of December 31, 2025 and 2024, the Company also had certain letters of credit and bank guarantees backed by security deposits totaling $193.1 million and $285.1 million, respectively, of which $159.6 million and $242.7 million are security for the above noted sale/leaseback agreements, respectively, and $33.5 million and $42.4 million are customs related letters of credit and bank guarantees, respectively.

As of December 31, 2025 and 2024, the Company had $80.0 million and $73.7 million, respectively, held in escrow related to the construction of certain hydrogen production plants.

Litigation

Legal matters are handled in the ordinary course of business. The outcome of any such matters, regardless of the merits, is inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably

Notes to Consolidated Financial Statements (Continued)

estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. While we are not in a position to accurately predict the outcome of any legal or other proceedings, where there is at least a reasonable possibility that a loss may be incurred, GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss, if material, or make a statement that such an estimate cannot be made. Except for below, a reasonably possible loss or range of loss associated with any individual legal proceeding cannot be currently estimated.

Securities Litigation and Related Stockholder Derivative Litigation

2023 Securities Action and Related Derivative Litigation

A consolidated action is pending in the United States District Court for the District of Delaware asserting claims under the federal securities laws against the Company and certain of its senior officers on behalf of a putative class of purchasers of the Company’s securities, styled In re Plug Power, Inc. Securities Litigation, No. 1:23-cv-00576-MN (the “2023 Securities Action”). The plaintiffs filed a consolidated complaint on September 28, 2023, in which they assert claims under the federal securities laws against the Company and four of its senior officers, Mr. Marsh, Mr. Middleton, Sanjay Shrestha, and former officer David Mindnich, on behalf of a putative class of purchasers of the Company’s common stock between January 19, 2022 and March 1, 2023. The complaint alleges that the defendants made “materially false and/or misleading statements” about the Company’s business and operations, including the Company’s revenue goals for 2022, its ability to effectively manage its supply chain and product manufacturing, and its progress in construction of new hydrogen production capacity. On February 4, 2025, the Court issued an opinion and order dismissing the consolidated complaint, with leave to replead. The plaintiffs filed an amended complaint on February 25, 2025, in which they no longer name Mr. Mindnich. Defendants filed a motion to dismiss the second amended complaint on April 30, 2025, and briefing was completed on July 23, 2025.

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

2024 Securities Litigation

On March 22, 2024, Ete Adote filed a complaint in the United States District Court for the Northern District of New York asserting claims under the federal securities laws against the Company, Mr. Marsh, and Mr. Middleton, on behalf of an alleged class of purchasers of the Company’s common stock between May 9, 2023 and January 16, 2024, styled Adote v. Plug Power, Inc. et al., No. 1:24-cv-00406-MAD-DJS (N.D.N.Y.). The complaint alleges that the defendants made misstatements concerning the Company’s progress in construction of new hydrogen production capacity and its ability to effectively manage its supply chain. On April 30, 2024, a second complaint asserting substantially similar claims against the same defendants, but on behalf of a putative class of purchasers of the Company’s common stock between March 1, 2023 and January 16, 2024, was filed in the Northern District of New York, styled Lee v. Plug Power, et al., No. 1:24;cv-0598-MAD-DJS (N.D.N.Y.). On November 25, 2024, the magistrate judge issued an order consolidating the two cases and appointing lead plaintiffs. Lead plaintiff filed a consolidated complaint on August 25, 2025. All defendants filed motions to dismiss the complaint, and briefing was completed on December 23, 2025.

Other Litigation

On October 23, 2024, a case entitled First Solar, Inc. v. Plug Power Inc., Index No. 655610/2024 was filed in the New York State Supreme Court, New York County, asserting a claim for breach of contract associated with a purchase order for solar panels manufactured by First Solar to be purchased by the Company. The complaint seeks monetary relief along with pre-judgment interest. On December 22, 2025, First Solar moved for summary judgment, which has been fully

Notes to Consolidated Financial Statements (Continued)

briefed and is pending oral argument. As of December 31, 2025, the Company recorded an accrual related to ongoing litigation costs.

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

As of December 31, 2025, one customer individually exceeded 10% of total consolidated accounts receivable with a balance of $48.9 million, or 36.3%, of the Company’s consolidated accounts receivable. As of December 31, 2024, one customer individually exceeded 10% of total consolidated accounts receivable with a balance of $38.5 million, or 24.5%, of the Company’s consolidated accounts receivable.

For the year ended December 31, 2025, two customers individually exceeded 10% of total consolidated revenues. One customer accounted for $171.8 million, or 24.2%, and one customer accounted for $101.7 million, or 14.3%, of total consolidated revenues. For the year ended December 31, 2024, two customers individually exceeded 10% of total consolidated revenues. One customer accounted for $104.6 million, or 16.6%, and one customer accounted for $90.9 million, or 14.4%, of total consolidated revenues. For the year ended December 31, 2023, two customers individually exceeded 10% of total consolidated revenues. One customer accounted for $209.0 million, or 23.4%, and one customer accounted for $97.0 million, or 10.9%, of total consolidated revenues.

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

Future payments under non-cancelable unconditional purchase obligations with a remaining term in excess of one year as of December 31, 2025, were as follows (in thousands):

2026	31,451
2027	36,577
2028	39,555
2029	—
2030	—
2031 and thereafter	—
Total	107,583

During 2025, the Company finalized the renegotiation of a supplier arrangement that previously contained minimum purchase requirements which resulted in the Company recording a charge of $40.3 million in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2025, the Company made payments of $13.1 million and had a remaining liability of $27.2 million which was recorded in contingent consideration, loss accrual for service contracts, and other current liabilities.

Notes to Consolidated Financial Statements (Continued)

26. Related Party Transactions

SK Plug Hyverse

As disclosed in Note 7, “Investments,” on December 31, 2025, the Company executed the Share Purchase Agreement with SK Innovations to sell its full 49% common stock ownership in SK Plug Hyverse. SK Plug Hyverse was our 49/51 joint venture that aimed to provide hydrogen fuel cell systems, hydrogen fueling stations, electrolyzers and clean hydrogen to the Korean and other selected Asian markets. For the years ended December 31, 2025, 2024 and 2023, we recognized related party revenue of $0, $6.4 million and $2.3 million, respectively, associated with SK Plug Hyverse. As of December 31, 2025 and 2024, we had related party outstanding accounts receivable of $0 and $3.5 million, respectively.

HyVia

On December 10, 2024, HyVia announced that it entered into receivership proceedings opened by judgment of the Commercial Court of Versailles. On February 18, 2025, HyVia entered into a judicial liquidation proceeding opened by judgment of the Economic Activities Court of Versailles (judgment publication being still pending). HyVia was our 50/50 joint venture that manufactured and sold fuel cell powered electric light commercial vehicles (“FCE-LCVs”) and supplied hydrogen fuel and fueling stations to support the FCE-LCV market, in each case primarily in Europe. For the years ended December 31, 2025, 2024 and 2023, we recognized related party revenue of $0, $5.0 million and $13.9 million, respectively, associated with HyVia. As of December 31, 2025 and 2024, we had no related party outstanding accounts receivable.

27. Government Assistance

Government assistance whose primary condition is the purchase, construction, or acquisition of a long-lived asset are considered asset-based assistance and are recognized as a reduction to such asset’s cost-basis, which reduces future depreciation. The Company recorded a reduction in its property, plant and equipment balance in the consolidated balance sheets in the amount of $1.7 million and $0 during the years ended December 31, 2025 and 2024, respectively. Other government assistance not related to long-lived assets are considered income-based assistance, which are recognized as a reduction to the research and development expense financial statement line item in the consolidated statements of operations in the amounts of $6.9 million, $1.8 million and $0 during the years ended December 31, 2025, 2024 and 2023, respectively.

On January 16, 2025, Plug Power Energy Loan Borrower LLC, a wholly owned indirect subsidiary of the Company, finalized a loan guarantee of up to $1.66 billion with the U.S. Department of Energy (the “DOE”) through the DOE’s Loan Program Office to finance the development, construction, and ownership of up to six green hydrogen production facilities. On November 7, 2025, the Company announced that it suspended activities related to the DOE loan program. As a result, the Company recorded a charge to its capitalized closing fees related to DOE loan guarantee of $13.2 million during the year ended December 31, 2025 to selling, general and administrative expenses in the consolidated statements of operations.

In August 2022, the IRA was enacted into law and is effective for taxable years beginning after December 31, 2022. The IRA contains numerous credits and incentives that are relevant to the Company including: (i) a new Section 45V Credit for Production of Clean Hydrogen, which provides a lean hydrogen production tax credit (“PTC”) of up to $3 per kg of qualified clean hydrogen over a 10-year credit period for the production of qualified clean hydrogen at a qualified facility in the United States; (ii) an extension and amendment of the Section 48 Investment Tax Credit (“ITC”) for Qualified Fuel Cell Properties, including fuel cell technology; (iii) a new Section 48 Investment Tax Credit for Energy Storage Technologies, which expands the applicability of the investment tax credit to include standalone energy storage projects, among other things; and (iv) a new Section 48E Clean Electricity Investment Tax Credit, which provides a tax credit for investment in facilities that generate clean electricity, among other provisions.

Notes to Consolidated Financial Statements (Continued)

Section 45V Credit for Production of Clean Hydrogen

In 2024, the Company determined that it qualifies for the clean hydrogen PTC resulting from operation of the Company’s hydrogen production plant located in Georgia. The Company has chosen elective pay, also referred to as direct pay, which makes the PTC refundable as the Company can receive the full value of the credit from the Internal Revenue Service. This election will apply to the 2024 taxable year and the four subsequent taxable years unless revoked.

For the year ended December 31, 2025 the Company recognized PTC of $7.1 million as a reduction to the fuel delivered to customers and related equipment costs of revenue financial statement line item in the consolidated statements of operations and $7.7 million as an increase to the other assets financial statement line item in the consolidated balance sheets. For the year ended December 31, 2024 the Company recognized PTC of $4.0 million as a reduction to the fuel delivered to customers and related equipment costs of revenue financial statement line item in the consolidated statements of operations and $4.5 million as an increase to the other assets financial statement line item in the consolidated balance sheets.

Section 48 Investment Tax Credit for Qualified Fuel Cell Properties of Energy Storage Technologies

In 2024, the Company determined that it qualified for the Section 48 ITC for Qualified Fuel Cell Properties of Energy Storage Technologies related to its hydrogen storage and liquefaction assets. A base rate credit of 6% is available to qualified energy storage property in the year that it is placed in-service, with availability of increased credit rates if the property qualifies. The Company determined that it qualified for a rate credit of 30%. As the ITC is considered a transferable tax credit, the Company accounts for it as a grant related to assets. Therefore, the ITC will be recognized as a reduction to its hydrogen storage and liquefaction assets cost-basis, recognized within the property, plant, and equipment, net financial statement line item of the consolidated balance sheets, which will reduce future depreciation over the next 30 years. The amount of the ITC, which was recognized in the prepaid expenses, tax credits, and other current assets financial statement line item of the consolidated balance sheets as of December 31, 2025 and 2024, was $0 and $31.3 million, respectively.

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

The Company has determined Hidrogenii to be a VIE, and the Company is considered to be the VIE’s primary beneficiary, as we determined we have both the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. On an ongoing basis, we are contractually obligated to certain operational capital funding. We consolidate the joint venture’s results within our single consolidated reportable segment. Hidrogenii has similar risks to those described in Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (Continued)

The table below summarizes balances associated with Hidrogenii as reflected on our consolidated balance sheets as of December 31, 2025 (in thousands). The VIE’s assets can be used to settle only the VIE’s obligations and the creditors related to the VIE’s liabilities have no recourse against the general credit of the Company:

	As of December 31,
	2025	2024
Assets
Cash and cash equivalents	$1,465	$667
Inventory, net	98	—
Prepaid expenses, tax credits and other current assets	32	242
Total current assets	1,595	909
Property, plant, and equipment, net	50,206	147,696
Total assets	$51,801	148,605
Liabilities
Accounts payable	$785	$1,340
Accrued expenses	526	27
Total liabilities	$1,311	1,367
Stockholder's equity
Stockholders' equity	$50,490	$147,238
Total stockholders' equity	$50,490	147,238
Total liabilities and stockholders' equity	$51,801	$148,605

29. Subsequent Events

Amendment to Increase Authorized Shares of Common Stock

On February 12, 2026, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation, as amended, to increase the number of authorized shares of the Company’s common stock from 1,500,000,000 shares to 3,000,000,000 shares. The amendment became effective February 12, 2026 upon its filing with the Secretary of State of the State of Delaware.

Infrastructure Optimization Initiative

On February 24, 2026, the Company entered into a definitive agreement with Stream US Data Centers, LLC pursuant to which the Company agreed to sell certain real property and related assets located in the Town of Alabama, Genesee County, New York. The Company will be entitled to receive a purchase price ranging between $132.5 million and $142.0 million, depending on the timing of closing and the removal status of certain hydrogen storage spheres located on the property. The transaction is expected to close on or before June 30, 2026, subject to closing conditions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUG POWER INC.

By:	/s/ ANDREW MARSH
Andrew Marsh
Chief Executive Officer

Date: March 2, 2026