Form 10-Q
period 2026-03-31
PLUG POWER INC
filed 2026-05-11
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

The number of shares of common stock, par value of $.01 per share, outstanding as of May 6, 2026 was 1,395,069,082 shares.

PART I. FINANCIAL INFORMATION

Item 1 — Interim Condensed Consolidated Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$223,189	$368,540
Restricted cash	183,685	186,746
Accounts receivable, net of allowance of $44,980 as of March 31, 2026 and $46,805 as of December 31, 2025	106,511	134,758
Inventory, net	516,153	520,968
Contract assets	105,099	105,268
Prepaid expenses, tax credits, and other current assets	140,148	93,988
Total current assets	1,274,785	1,410,268

Restricted cash	395,140	438,698
Property, plant, and equipment, net	240,499	281,001
Right of use assets related to finance leases, net	39,065	44,852
Right of use assets related to operating leases, net	170,193	182,206
Equipment related to power purchase agreements and fuel delivered to customers, net	133,788	122,926
Contract assets	24,312	24,137
Intangible assets, net	28,231	29,228
Investments in non-consolidated entities and non-marketable securities	45,612	46,909
Other assets	16,559	14,343
Total assets(A)	$2,368,184	$2,594,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$144,251	$168,744
Accrued expenses	113,068	128,010
Deferred revenue and other contract liabilities	68,508	66,742
Operating lease liabilities	63,181	70,407
Finance lease liabilities	10,098	10,934
Finance obligations	66,374	76,160
Current portion of convertible debt instruments, net	2,495	2,583
Current portion of long-term debt	439	626
Contingent consideration, loss accrual for service contracts, and other current liabilities (of which $601 was measured at fair value as of March 31, 2026 and $4,871 was measured at fair value as of December 31, 2025)	72,292	86,382
Total current liabilities	540,706	610,588

Deferred revenue and other contract liabilities	29,615	34,203
Operating lease liabilities	175,277	194,709
Finance lease liabilities	14,750	17,627
Finance obligations	173,531	191,806
Warrant liabilities	106,963	52,323
Convertible debt instruments, net	502,770	431,014
Long-term debt	1,258	1,306
Contingent consideration, loss accrual for service contracts, and other liabilities (of which $7,185 was measured at fair value as of March 31, 2026 and $6,906 was measured at fair value as of December 31, 2025)	49,425	57,678
Total liabilities(A)	1,594,295	1,591,254

Stockholders’ equity:
Common stock, $.01 par value per share; 3,000,000,000 shares authorized as of March 31, 2026 and 1,500,000,000 shares authorized as of December 31, 2025; Issued (including shares in treasury): 1,395,643,390 as of March 31, 2026 and 1,394,241,538 as of December 31, 2025	13,957	13,943
Additional paid-in capital	9,206,736	9,186,314
Accumulated other comprehensive income	3,442	6,796
Accumulated deficit	(8,471,343)	(8,226,039)
Less common stock in treasury: 987,495 as of March 31, 2026 and 970,588 as of December 31, 2025	(2,982)	(2,945)
Total Plug Power Inc. stockholders’ equity	749,810	978,069
Non-controlling interest(A)	24,079	25,245
Total stockholders’ equity	773,889	1,003,314
Total liabilities and stockholders’ equity	$2,368,184	$2,594,568

(A)	Includes balances associated with a consolidated variable interest entity (“VIE”), including amounts reflected in “total assets” that can only be used to settle obligations of the VIE of $50,740 and $51,801 as of March 31, 2026 and December 31, 2025, respectively, as well as liabilities of the VIE reflected within “total liabilities” for which creditors do not have recourse to the general credit of Plug Power Inc. of $2,581 and $1,311 as of March 31, 2026 and December 31, 2025, respectively. Refer to Note 19, “Variable Interest Entities,” for additional information.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Net revenue:
Sales of equipment, related infrastructure and other	$79,022	$63,506
Services performed on fuel cell systems and related infrastructure	21,970	16,874
Power purchase agreements	26,290	23,210
Fuel delivered to customers and related equipment	35,795	29,457
Other	436	627
Net revenue	163,513	133,674
Cost of revenue:
Sales of equipment, related infrastructure and other	85,327	74,556
Services performed on fuel cell systems and related infrastructure	14,421	14,462
(Benefit)/provision for loss contracts related to service	(7,814)	8,888
Power purchase agreements	40,148	49,932
Fuel delivered to customers and related equipment	52,892	59,354
Other	146	343
Total cost of revenue	185,120	207,535

Gross loss	(21,607)	(73,861)

Operating expenses:
Research and development	12,113	17,357
Selling, general and administrative	70,208	80,839
Restructuring	1,425	17,154
Impairment	3,856	1,064
Change in fair value of contingent consideration	280	(11,819)
Total operating expenses	87,882	104,595

Operating loss	(109,489)	(178,456)

Interest income	3,845	5,153
Interest expense	(17,351)	(11,486)
Other income, net	1,086	1,290
Gain/(loss) on extinguishment of convertible debt instruments and finance obligations	1,805	(3,652)
Change in fair value of convertible debt instruments	(70,782)	(7,338)
Change in fair value of warrant liabilities	(54,640)	—
Loss on equity method investments	(470)	(2,370)

Loss before income taxes	$(245,996)	$(196,859)

Income tax expense	(41)	—

Net loss	$(246,037)	$(196,859)

Net loss attributable to non-controlling interest	(733)	(203)

Net loss attributable to Plug Power Inc.	$(245,304)	$(196,656)

Net loss per share attributable to Plug Power Inc.:
Basic and diluted	$(0.18)	$(0.21)

Weighted average number of common stock outstanding	1,389,672,378	945,767,987

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Net loss	$(246,037)	$(196,859)
Other comprehensive loss:
Foreign currency translation loss	(3,354)	(2,729)
Comprehensive loss, net of tax	$(249,391)	$(199,588)
Less: comprehensive loss attributable to non-controlling interest	(733)	(203)
Total comprehensive loss attributable to Plug Power Inc.	$(248,658)	$(199,385)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated				Total
			Additional	Other				Plug Power		Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’	Non-controlling	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Shares	Amount	Deficit	Equity	Interests	Equity
December 31, 2025	1,394,241,538	$13,943	$9,186,314	$6,796	970,588	$(2,945)	$(8,226,039)	$978,069	$25,245	$1,003,314
Net loss	—	—	—	—	—	—	(245,304)	(245,304)	(733)	(246,037)
Other comprehensive loss	—	—	—	(3,354)	—	—	—	(3,354)	—	(3,354)
Stock-based compensation	1,432,765	14	13,924	—	—	—	—	13,938	—	13,938
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	(30,913)	—	90	—	—	—	—	90	—	90
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	16,907	(37)	—	(37)	—	(37)
Provision for common stock warrants	—	—	5,675	—	—	—	—	5,675	—	5,675
Additional paid-in capital due to contributions to consolidated VIE	—	—	733	—	—	—	—	733	(733)	—
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	300	300
March 31, 2026	1,395,643,390	$13,957	$9,206,736	$3,442	987,495	$(2,982)	$(8,471,343)	$749,810	$24,079	$773,889

December 31, 2024	934,126,897	$9,342	$8,430,537	$(2,502)	20,230,043	$(108,795)	$(6,594,445)	$1,734,137	$73,619	$1,807,756
Net loss	—	—	—	—	—	—	(196,656)	(196,656)	(203)	(196,859)
Other comprehensive loss	—	—	—	(2,729)	—	—	—	(2,729)	—	(2,729)
Stock-based compensation	1,545,763	15	11,072	—	—	—	—	11,087	—	11,087
Public offerings, common stock, net of issuance costs	51,654,177	517	275,536	—	—	—	—	276,053	—	276,053
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	(157,005)	(2)	2	—	—	—	—	—	—	—
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	27,027	(49)	—	(49)	—	(49)
Provision for common stock warrants	—	—	7,049	—	—	—	—	7,049	—	7,049
Additional paid-in capital due to contributions to consolidated VIE	—	—	(1,971)	—	—	—	—	(1,971)	1,971	—
Principal payment of convertible debenture settled in common stock	10,440,906	105	30,174	—	—	—	—	30,279	—	30,279
March 31, 2025	997,610,738	$9,977	$8,752,399	$(5,231)	20,257,070	$(108,844)	$(6,791,101)	$1,857,200	$75,387	$1,932,587

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Operating activities
Net loss	$(246,037)	$(196,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	6,312	12,134
Amortization of intangible assets	908	2,007
Lower of cost or net realizable value inventory adjustments and provision for excess and obsolete inventory	7,271	8,262
Stock-based compensation	13,938	11,087
(Gain)/loss on extinguishment of convertible debt instruments and finance obligations	(1,805)	3,652
Provision for losses on accounts receivable	2,394	40
Amortization of discount/(premium) of debt issuance costs on convertible debt instruments and long-term debt	997	(320)
Provision for common stock warrants	4,561	9,124
Impairment	3,856	1,064
Recovery on service contracts	(14,685)	(2,937)
Change in fair value of contingent consideration	280	(11,819)
Change in fair value of convertible debt instruments	70,782	7,338
Change in fair value of warrant liabilities	54,640	—
Loss on equity method investments	470	2,370
Changes in operating assets and liabilities that provide/(use) cash:
Accounts receivable	25,853	12,251
Inventory	(6,860)	(18,357)
Contract assets	1,561	580
Prepaid expenses and other assets	(9,337)	40,576
Accounts payable, accrued expenses, and other liabilities	(43,343)	47,578
Payments of contingent consideration	(1,918)	(6,024)
Payments of operating lease liabilities, net	(17,523)	(5,618)
Deferred revenue and other contract liabilities	(2,356)	(21,697)
Net cash used in operating activities	(150,041)	(105,568)

Investing activities
Purchases of property, plant and equipment	(2,407)	(40,451)
Purchases of equipment related to power purchase agreements and equipment related to fuel delivered to customers	(5,707)	(5,608)
Cash paid for non-consolidated entities and non-marketable securities	(367)	(514)
Net cash used in investing activities	(8,481)	(46,573)

Financing activities
Payments of contingent consideration	(2,330)	—
Proceeds from public and private offerings, net of transaction costs	—	276,053
Payments of tax withholding on behalf of employees for net stock settlement of stock-based compensation	(37)	(49)
Proceeds from exercise of stock options	90	—
Contributions by non-controlling interest	300	—
Principal payments on convertible debt instruments	—	(45,000)
Premium on principal of convertible debt instruments settled in cash	—	(1,238)
Principal payments on long-term debt	(346)	(344)
Cash paid for capitalized closing fees related to DOE loan guarantee	—	(12,817)
Principal repayments of finance obligations and finance leases	(29,419)	(23,373)
Net cash (used in)/provided by financing activities	(31,742)	193,232
Effect of exchange rate changes on cash	(1,706)	(5,189)
(Decrease)/increase in cash and cash equivalents	(145,351)	90,151
Decrease in restricted cash	(46,619)	(54,249)
Cash, cash equivalents, and restricted cash beginning of period	993,984	1,040,709
Cash, cash equivalents, and restricted cash end of period	$802,014	$1,076,611

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $0 and $5.0 million, respectively	$8,992	$6,692

Summary of non-cash activity
Recognition of right of use asset - finance leases	2,876	—
Recognition of right of use asset - operating leases	1,533	9,428
Principal payment on convertible debenture paid in common stock	—	30,000
Increase to other current assets due to net transfers between other current assets and long-lived assets	39,200	—
(Decrease)/increase to inventory due to net transfers between inventory and long-lived assets	(4,617)	476
Accrued purchase of fixed assets, cash to be paid in subsequent period	26,066	47,447

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

Liquidity and Capital Resources

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of approximately $246.0 million and $196.9 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company’s working capital was $734.1 million, which included unrestricted cash and cash equivalents of $223.2 million and current restricted cash of $183.7 million, and the Company had an accumulated deficit of $8.5 billion.

The Company’s primary sources of liquidity have historically included cash on hand, proceeds from equity and debt financings, and operating cash flows. The Company continues to evaluate opportunities to strengthen its balance sheet and enhance financial flexibility. As part of its ongoing initiatives to strengthen the balance sheet and enhance liquidity, the Company initiated an infrastructure optimization initiative as described in Note 29, “Subsequent Events,” of the notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). If completed as expected, the initiative is reasonably likely to improve the Company’s near-term liquidity position. However, the timing and ultimate magnitude of the impact will depend on execution, satisfaction of closing conditions, market conditions and other factors.

The future use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of our resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of capital, market conditions could adversely impact our ability to do so at that time and at terms favorable to the Company.

The Company has an “at-the-market” equity offering program with B. Riley Securities, Inc. (“B. Riley”) pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion under a sales agreement. On August 15, 2025, the Company and B. Riley amended the “at-the-market” equity offering program to extend the term. The “at-the-market” equity offering program will terminate upon the earliest of (a) August 15, 2027, with respect to principal and agency transactions, (b) the sale of all shares of common stock under the program or (c) termination of the sales agreement. On September 29, 2025, the Company and B. Riley amended the “at-the-market” equity offering program to add Yorkville Securities, LLC (“Yorkville”) as an additional sales agent and/or principal through which the Company may offer and sell shares pursuant to the “at-the-market” equity offering program. As of March 31, 2026, the Company had $944.1 million of aggregate gross sales price of shares available to be sold under the “at-the-market” equity offering program.

The Company has also entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, pursuant to which the Company has the right, at its option, to sell to Yorkville up to $1.0 billion in the aggregate gross sales price of its common stock, subject to certain limitations and conditions set forth therein. The Company has the right, but not the obligation, from time to time at its sole discretion to direct Yorkville to purchase directly from the Company up to $10.0 million in the aggregate gross sales price of its common stock on any trading day. The SEPA expires on February 10,

2027. During the three months ended March 31, 2026, the Company sold no shares of common stock pursuant to the SEPA.

The Company believes that its working capital, cash position and restricted cash to be released over the next 12 months, and amortization requirements of the Company’s finance obligations, together with other key assumptions, support the Company’s conclusion that it has sufficient capital to fund its on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited interim condensed consolidated financial statements. Key assumptions are based on factors such as forecasted sales and costs, the Company’s right to direct B. Riley and Yorkville to purchase shares from the Company under the “at-the-market” equity offering program, and the Company’s right to direct Yorkville to purchase shares from the Company under the SEPA.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In addition, we include our share of the results of our joint venture with Acciona Generación Renovable, S.A. in Spain, named AccionaPlug S.L., our investment in Clean H2 Infra Fund and our former joint venture with SK Innovation Co., Ltd, successor in interest to SK E&S Co., Ltd. in South Korea, named SK Plug Hyverse (prior period only), using the equity method based on our economic ownership interest and our ability to exercise significant influence over the operating and financial decisions of AccionaPlug S.L., Clean H2 Infra Fund and SK Plug Hyverse. Additionally, we consolidated the results of Hidrogenii, LLC (“Hidrogenii”), our joint venture with Niloco Hydrogen Holdings LLC, a wholly-owned subsidiary of Olin Corporation (“Olin”).

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

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2025 Form 10-K.

The information presented in the accompanying unaudited interim condensed consolidated balance sheets as of December 31, 2025 has been derived from the Company’s 2025 audited consolidated financial statements.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In July 2025, Accounting Standards Update 2025-05 (“ASU 2025-05”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, was issued to address challenges encountered when applying the guidance in Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This standard introduces a practical expedient for entities that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December

15, 2025 with early adoption permitted. The Company adopted this guidance on January 1, 2026, with no material effect on the Company’s financial position or results of operations.

In November 2024, ASU 2024-04, Debt with Conversion and Other Options (“ASU 2024-04”), was issued to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20. This standard is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2026, with no material effect on the Company’s financial position or results of operations.

Recent Accounting Guidance Not Yet Effective

Other than the accounting standards mentioned in our 2025 Form 10-K, all issued but not yet effective accounting and reporting standards as of March 31, 2026 are either not applicable to the Company or are not expected to have a material impact on the Company.

3. Inventory

Inventory as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials and supplies	$347,034	$350,910
Work-in-process	95,582	84,250
Finished goods	73,537	85,808
Inventory	$516,153	$520,968

Inventory is comprised of raw materials and supplies, work-in-process, and finished goods. The Company has recorded reductions to inventory comprising excess and obsolete items and related lower of cost or net realizable value adjustments of $149.0 million and $151.9 million as of March 31, 2026 and December 31, 2025, respectively.

4. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of March 31, 2026 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	11 years	$15,993	$(3,439)	$12,554
Dry stack electrolyzer technology	10 years	11,351	(2,296)	9,055
Customer relationships, trade name, and other	14 years	7,363	(741)	6,622
		$34,707	$(6,476)	$28,231

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

The change in the gross carrying amount of the acquired technology and customer relationships, trade name and other during the three months ended March 31, 2026 was due to foreign currency translation.

Amortization expense for acquired identifiable intangible assets during the three months ended March 31, 2026 and 2025 was $0.9 million and $2.0 million, respectively.

The estimated amortization expense for subsequent years as of March 31, 2026 is as follows (in thousands):

Remainder of 2026	$2,751
2027	3,668
2028	3,331
2029	3,217
2030	3,197
2031 and thereafter	12,067
Total	$28,231

5. Investments

Investments in Non-consolidated Entities and Non-marketable Securities

Non-marketable Securities

Our investment in non-marketable securities was $12.8 million as of March 31, 2026 and December 31, 2025, respectively, of which $10.2 million matures within the next 12 months and is included in prepaid expenses, tax credits, and other current assets on the Company’s unaudited interim condensed consolidated balance sheets.

Equity Method Investments

As of March 31, 2026 and December 31, 2025, the Company accounted for the following investments in the investee’s common stock under the equity method, which are included in the investments in non-consolidated entities and non-marketable securities on the unaudited interim condensed consolidated balance sheets (amounts in thousands):

		As of March 31, 2026		As of December 31, 2025
	Formation	Common Stock	Carrying	Common Stock	Carrying
Investee	Date	Ownership %	Value	Ownership %	Value
AccionaPlug S.L.	Q4 2021	50%	4,479	50%	4,531
Clean H2 Infra Fund	Q4 2021	5%	38,514	5%	39,760
			$42,993		$44,291

During the three months ended March 31, 2026, the Company contributed approximately $0.4 million and $0 to AccionaPlug S.L. and Clean H2 Infra Fund, respectively. During the three months ended March 31, 2025, the Company contributed approximately $0.5 million and $0 to AccionaPlug S.L. and Clean H2 Infra Fund, respectively.

As of March 31, 2026, the Company’s capital commitments related to its equity method investments was $5.9 million, all of which is expected to be paid during the second quarter of 2026.

6. Fair Value Measurements

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

The following table summarizes the carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
$7.75 Warrants	$106,963	$106,963	$—	$—	$106,963
6.75% Convertible Senior Notes	502,770	502,770	—	—	502,770
Contingent consideration	7,786	7,786	—	—	7,786

	As of December 31, 2025
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
$7.75 Warrants	$52,323	$52,323	$—	$—	$52,323
6.75% Convertible Senior Notes	431,014	431,014	431,014	—	—
Contingent consideration	11,777	11,777	4,353	—	7,424

The liabilities measured at fair value on a recurring basis that have unobservable inputs and are therefore categorized as Level 3 are related to the $7.75 Warrants, 6.75% Convertible Senior Notes (each, as defined below) and contingent consideration, all of which are described below.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

$7.75 Warrants

The fair value of the $7.75 Warrants as of March 31, 2026 and December 31, 2025 was comprised of a single financial liability under ASC 825 with changes in fair value recorded in gain/loss from changes in fair value of warrant liabilities recorded in the unaudited interim condensed consolidated statements of operations.

The Company estimated and recorded the fair value of the $7.75 Warrants as of March 31, 2026 and December 31, 2025 based on a Black-Scholes Option Pricing Model. The valuations utilized significant Level 3 unobservable inputs, including volatility. Other significant assumptions include risk-free rate, exercise price, the Company’s common stock price and maturity date. Significant judgment is required in selecting the significant inputs and assumptions. Actual assumptions may differ from our current estimates and such differences could materially impact the fair value of the $7.75 Warrants.

Refer to Note 7, “Warrant Liabilities,” for the significant assumptions utilized in the fair value of the $7.75 Warrants as of March 31, 2026 and December 31, 2025, respectively, as well as the change in the carrying amount of the $7.75 Warrants during the three months ended March 31, 2026.

6.75% Convertible Senior Notes

The fair value of the 6.75% Convertible Senior Notes as of March 31, 2026 and December 31, 2025 was comprised of a single financial liability in which the Company elected the fair value option under ASC 825, Financial Instruments (“ASC 825”), with changes in fair value recorded in gain/loss from change in fair value of convertible debt instruments in the unaudited interim condensed consolidated statements of operations. The Company elected the fair value option due to its multiple conversions features required to be presented at fair value. The Company has also elected to present interest expense separately from the change in fair value of convertible debt instruments measured at fair value through earnings. Total changes in the fair value of the liability that resulted from a change in the instrument-specific credit risk are separately recorded in other comprehensive income. There was no change in the instrument-specific credit risk during the three months ended March 31, 2026.

As of March 31, 2026, the Company estimated and recorded the fair value of the 6.75% Convertible Notes based on a Lattice Model. The valuation utilized significant Level 3 unobservable inputs, including volatility and calibrated yield. Other significant assumptions include risk-free rate, conversion price, coupon interest rate, the Company’s common stock price, issuance date and maturity date. Significant judgment is required in selecting the significant inputs and assumptions. Actual assumptions may differ from our current estimates and such differences could materially impact the fair value of the 6.75% Convertible Notes. As of December 31, 2025, the Company estimated and recorded the fair value of the 6.75% Convertible Notes utilizing Level 1 inputs as it was based on recent trading activity. As such, the 6.75% Convertible Senior Notes were transferred from Level 1 to Level 3 during the three months ended March 31, 2026.

Refer to Note 8, “Convertible Senior Notes,” for the change in the carrying amount of the 6.75% Convertible Senior Notes during the three months ended March 31, 2026.

Contingent consideration

The fair value of contingent consideration as of March 31, 2026 is related to the Joule Processing LLC (“Joule”) acquisition in 2022 and the fair value of contingent consideration as of December 31, 2025 is related to the Joule acquisition in 2022 and the Frames Holding B.V. (“Frames”) acquisition in 2021.

In the unaudited interim condensed consolidated balance sheets, contingent consideration was recorded in the contingent consideration, loss accrual for service contracts, and other current liabilities and contingent consideration, loss accrual for service contracts, and other liabilities financial statement line items and was comprised of the following unobservable inputs as of March 31, 2026:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Contingent consideration	$7,786	Scenario-based method	Credit spread	11.77%
			Discount rate	15.44% - 15.45%
	7,786

In the unaudited interim condensed consolidated balance sheets, contingent consideration was recorded in the contingent consideration, loss accrual for service contracts, and other current liabilities and contingent consideration, loss accrual for service contracts, and other liabilities financial statement line items and was comprised of the following unobservable inputs as of December 31, 2025:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Contingent consideration	$7,424	Scenario-based method	Credit spread	11.77%
			Discount rate	15.44% - 15.45%
	7,424

The change in the carrying amount of contingent consideration during the three months ended March 31, 2026 was as follows (in thousands):

Beginning balance as of December 31, 2025	$11,777
Cash payments	(4,248)
Change in fair value of contingent consideration	280
Foreign currency translation adjustment	(23)
Ending balance as of March 31, 2026	$7,786

7. Warrant Liabilities

On March 20, 2025, the Company sold 46,500,000 shares of its common stock, pre-funded warrants to purchase 138,930,464 shares of its common stock and warrants (the “Common Warrants”) to purchase 185,430,464 shares of its common stock in a registered direct offering pursuant to an underwriting agreement with several underwriters.

On October 8, 2025, the Company entered into a warrant exercise inducement agreement with the holder of the Common Warrants, whereby in consideration for exercising the 185,430,464 outstanding Common Warrants at the exercise price as set forth in the Common Warrants of $2.00 per share, the Company agreed to provide new Common Warrants to the holder to purchase up to 185,430,464 shares of the Company’s common stock at $7.75 per share (the “$7.75 Warrants”). In addition, under the warrant exercise inducement agreement, the holder was permitted to receive, upon exercise, in lieu of 154,430,464 common shares, new pre-funded warrants to purchase 154,430,464 shares of the Company’s common stock at $0.0001 per share.

The $7.75 Warrants contain a provision pursuant to which, upon a Change of Control (as defined in the $7.75 Warrants), the holder may elect to require the Company (or the successor entity) to purchase the warrant for cash equal to its Black-Scholes value (a “Change of Control Cash Election”). The Company has classified the $7.75 Warrants as a liability on the consolidated balance sheets because the Change of Control Cash Election represents a conditional obligation that could require the Company to settle the warrants in cash upon the occurrence of a Change of Control, which precludes equity classification under ASC 815, Derivatives and Hedging (“ASC 815”). The $7.75 Warrants became exercisable on February 28, 2026 and expire on March 20, 2028.

As of March 31, 2026 and December 31, 2025, the $7.75 Warrants were valued at $107.0 million and $52.3 million, respectively, using the following Black-Scholes assumptions:

	As of
	March 31, 2026	December 31, 2025
Risk-free interest rate	3.71%	3.43%
Volatility	101.00%	80.00%
Expected average term (years)	1.97	2.22
Exercise price	$7.75	$7.75
Stock price	$2.26	$1.97
Fair value per share	$0.58	$0.28

The change in the carrying amount of the $7.75 Warrants during the three months ended March 31, 2026 was as follows (in thousands):

Beginning balance as of December 31, 2025	$52,323
Change in fair value of warrant liabilities	54,640
Ending balance as of March 31, 2026	$106,963

8. Convertible Senior Notes

6.75% Convertible Senior Notes

On November 21, 2025, the Company issued $431.3 million aggregate principal amount of 6.75% convertible senior notes due December 1, 2033 (the “6.75% Convertible Senior Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $56.3 million principal amount of the notes. The notes were issued pursuant to an indenture, dated November 21, 2025 (the “Indenture”).

The notes are convertible at the option of the holders at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture; provided that unless and until the reserved share effective date occurs, the Company will settle conversion of notes solely with cash. There were no conversions of the 6.75% Convertible Senior Notes during the three months ended March 31, 2026. As of March 31, 2026, the Company was in compliance with all debt covenants associated with the 6.75% Convertible Senior Notes.

The change in the carrying amount of the 6.75% Convertible Senior Notes during the three months ended March 31, 2026 was as follows (in thousands):

Beginning balance as of December 31, 2025	$431,014
Change in fair value of the convertible senior notes	70,782
Amortization of discount	974
Ending balance as of March 31, 2026	$502,770

The following table summarizes the total interest expense and effective interest rate related to the 6.75% Convertible Senior Notes during the three months ended March 31, 2026 (in thousands, except for the effective interest rate):

Three months ended
March 31, 2026
Interest expense	$7,178
Amortization of discount	974
Total	$8,152
Effective interest rate	7.7%

9. Extended Maintenance Contracts and Warranty Reserve

Loss Accrual

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for sales of equipment, related infrastructure and other that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts (in thousands):

	Three months ended	Year ended
	March 31, 2026	December 31, 2025
Beginning balance	$67,987	$134,356
Benefit for loss accrual	(7,797)	(23,901)
Releases to service cost of sales	(6,871)	(42,877)
Decrease to loss accrual related to customer warrants	(17)	(706)
Foreign currency translation adjustment	(113)	1,115
Ending balance	$53,189	$67,987

Product Warranty Reserve

On a quarterly basis, we evaluate our product warranty reserve. The Company applies a failure rate based on product type on total products under warranty identified through a contract-by-contract review to determine its product warranty reserve liability. The Company’s product warranty reserve liability balance as of March 31, 2026 and December 31, 2025 was $22.8 million and $23.0 million, respectively.

10. Stockholders’ Equity

Common Stock

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

Share-Based Consideration Payable to a Customer

On August 24, 2022, the Company and Amazon.com, Inc. (“Amazon”) entered into a transaction agreement under which the Company concurrently issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the “2022 Amazon Warrant”) to acquire up to 16,000,000 shares of the Company’s common stock. As of March 31, 2026 and December 31, 2025, the balance of the contract asset related to the 2022 Amazon Warrant was $33.2 million and $32.1 million, respectively, which was recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, 3,500,000 of the shares related to the 2022 Amazon Warrant had vested and none of the shares had been exercised. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the three months ended March 31, 2026 and 2025 was $3.0 million and $3.4 million, respectively.

In 2017, the Company issued a warrant to Walmart (the “2017 Walmart Warrant”) to purchase up to 55,286,696 shares of the Company’s common stock, subject to certain vesting events. On December 30, 2025, the Company entered into an agreement with Walmart in which Walmart agreed to forfeit all vested shares of the Company’s common stock related to the 2017 Walmart Warrant and the unvested portions of the 2017 Walmart Warrant were cancelled. Accordingly, no shares of common stock will become issuable by the Company in connection with the 2017 Walmart Warrant. In order to unwind the remaining provision associated with the 2017 Walmart Warrant, the total amount of provision for common stock warrants recorded as a reduction of revenue for the 2017 Walmart Warrant during the three months ended March 31, 2026 and 2025 was $1.6 million and $5.6 million, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of foreign currency translation gains and losses. There were no reclassifications from accumulated other comprehensive income during the three months ended March 31, 2026 and 2025.

Other comprehensive loss for the three months ended March 31, 2026 increased due to foreign currency translation losses of $3.4 million. Other comprehensive loss for the three months ended March 31, 2025 increased due to foreign currency translation losses of $2.7 million.

11. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

	Three months ended March 31,
Major products and service lines	2026	2025
Sales of fuel cell systems	$11,789	$16,656
Sales of hydrogen infrastructure	12,610	5,648
Sales of electrolyzers	40,882	9,210
Sales of engineered equipment	1,219	1,529
Services performed on fuel cell systems and related infrastructure	21,970	16,874
Power purchase agreements	26,290	23,210
Fuel delivered to customers and related equipment	35,795	29,457
Sales of cryogenic equipment and liquefiers	12,522	30,463
Other	436	627
Net revenue	$163,513	$133,674

Contract balances

Significant changes in the contract assets and the deferred revenue and other contract liabilities balances during the period are as follows (in thousands):

Contract assets	Three months ended	Year ended
	March 31, 2026	December 31, 2025
Transferred to receivables from contract assets recognized at the beginning of the period	$(41,476)	$(21,348)
Change in contract assets related to warrants	1,122	(3,729)
Foreign currency translation (loss)/gain	(440)	1,208
Impairment	—	(28,105)
Revenue recognized and not billed as of the end of the period	40,800	63,364
Net change in contract assets	$6	$11,390

Deferred revenue and other contract liabilities	Three months ended	Year ended
	March 31, 2026	December 31, 2025
Increases due to customer billings, net of amounts recognized as revenue during the period	$23,322	$19,144
Change in contract liabilities related to warrants	9	260
Foreign currency translation (gain)/loss	(475)	6,814
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(25,678)	(127,898)
Net change in deferred revenue and other contract liabilities	$(2,822)	$(101,680)

Estimated future revenue

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period, including provision for common stock warrants (in thousands):

	As of	Expected recognition
	March 31, 2026	period (years)
Sales of fuel cell systems	$73,413	1 - 2
Sales of hydrogen installations and other infrastructure	53,269	1 - 2
Sales of electrolyzers	95,312	1 - 3
Sales of engineered equipment	744	1
Services performed on fuel cell systems and related infrastructure	146,917	1 - 10
Power purchase agreements	250,267	1 - 10
Fuel delivered to customers and related equipment	60,596	1 - 10
Sales of cryogenic equipment and other	56,534	1
Other	646	1
Total estimated future revenue	$737,698

12. Employee Benefit Plans

2011 and 2021 Stock Option and Incentive Plan

Stock-based compensation costs recognized, excluding the Company’s matching contributions of $2.9 million and $2.8 million to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board and executive compensation, were $11.2 million and $8.5 million for the three months ended March 31, 2026 and 2025, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in our 2025 Form 10-K.

The components and classification of stock-based compensation expense, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cost of sales	$1,219	$1,087
Research and development	956	1,137
Selling, general and administrative	8,985	6,249
	$11,160	$8,473

Service Stock Options Awards

During the three months ended March 31, 2026, the Company granted 295,898 service stock option awards at a weighted average exercise price of $1.54. In addition, 43,584 service stock option awards were exercised at a weighted average exercise price of $2.07. Finally, 1,020,288 service stock option awards were forfeited at a weighted average exercise price of $9.41. The total fair value of the service stock option awards that vested during the three months ended March 31, 2026 and 2025 was approximately $0.3 million and $1.9 million, respectively.

Compensation cost associated with service stock option awards represented approximately $6.6 million and $3.5 million of the total share-based payment expense recorded during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was approximately $44.9 million of unrecognized compensation cost related to service stock option awards to be recognized over the weighted average remaining period of 2.13 years.

Market Condition Stock Option Awards

During the three months ended March 31, 2026, the Company did not grant market condition stock option awards. In addition, no market condition stock option awards were exercised or forfeited during the three months ended March 31, 2026.

Compensation cost associated with market condition stock option awards represented approximately $0.6 million and $0.3 million of the total share-based payment expense recorded during the three months ended March 31, 2026 and 2025, respectively. Compensation costs associated with these awards are recognized as the requisite service period is rendered, regardless of when, if ever, the market condition is satisfied. As of March 31, 2026, there was approximately $0.3 million of unrecognized compensation cost related to market condition stock option awards to be recognized over the weighted average remaining period of 0.29 years.

As of March 31, 2026, there were 1,045,000 unvested market condition stock option awards for which the employee requisite service period had not been rendered but were expected to vest. The aggregate intrinsic value of these unvested market condition stock option awards was $0 as of March 31, 2026. As of March 31, 2026, the weighted average exercise price of these unvested market condition stock option awards was $7.87 and the weighted average remaining contractual term was 4.13 years.

Restricted Stock and Restricted Stock Unit Awards

During the three months ended March 31, 2026, the Company granted 45,000 restricted stock awards at a weighted average exercise price of $1.79. In addition, 166,831 restricted stock and restricted stock unit awards were forfeited at a weighted average exercise price of $4.63. The total fair value of the 17,833 restricted stock and restricted stock unit awards that vested during the three months ended March 31, 2026 and 2025 was approximately $0.1 million and $1.7 million, respectively.

Compensation cost associated with restricted stock and restricted stock unit awards represented approximately $4.0 million and $4.7 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $21.7 million of unrecognized compensation cost related to restricted stock and restricted stock unit awards to be recognized over the weighted average period of 2.15 years.

401(k) Savings & Retirement Plan

The Company issued 1,340,602 and 1,460,079 shares of common stock pursuant to the Plug Power Inc. 401(k) Savings & Retirement Plan during the three months ended March 31, 2026 and 2025, respectively.

The Company’s expense for this plan was approximately $2.9 million and $2.8 million during the three months ended March 31, 2026 and 2025, respectively.

Non-Employee Director Compensation

The Company granted 45,585 and 134,491 shares of common stock to non-employee directors as compensation during the three months ended March 31, 2026 and 2025, respectively. All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.1 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, non-employee directors were also granted 163,638 service stock option awards and 87,260 common stock options that vest over a one and three year period, respectively, with the 163,638 service stock option awards included within the total 295,898 service stock option awards disclosed above. The Company’s share-based compensation expense in connection with these awards was approximately $19 thousand during the three months ended March 31, 2026. Additionally, in accordance with the non-employee director compensation plan, during the three months ended March 31, 2026 and 2025, the Company reimbursed $0 and $0.1 million of administrative expenses incurred by non-employee directors, respectively.

13. Restructuring

In January 2026, the Company initiated reductions to its workforce (the “2026 Restructuring Plan”). We began executing the 2026 Restructuring Plan in January 2026 and expect the 2026 Restructuring Plan to be substantially completed in the second quarter of 2026, subject to local law and consultation requirements.

In March 2025, the Company announced initiatives to reduce its workforce, realign its manufacturing footprint and streamline its organization to enhance operational efficiency and improve overall liquidity (the “2025 Restructuring Plan”). We began executing the 2025 Restructuring Plan in March 2025 and it was effectively completed during the fourth quarter of 2025.

During the three months ended March 31, 2026 and 2025, the Company incurred $1.4 million and $17.2 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. The following table reflects the category of restructuring charges incurred during the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Employee severance and benefit arrangements	$1,425	$15,887
Legal and professional fees	—	171
Lease and contract termination costs	—	1,096
Total restructuring charges	$1,425	$17,154

The accrued restructuring balances as of March 31, 2026 and December 31, 2025 were recorded in the accrued expenses financial statement line item in the unaudited interim condensed consolidated balance sheets. Accrued restructuring activities during the three months ended March 31, 2026 were as follows (in thousands):

Accrued balance as of December 31, 2025	$978
Accruals and adjustments	1,425
Cash payments	(1,337)
Accrued balance as of March 31, 2026	$1,066

As of March 31, 2026, total accrued expenses related to restructuring activities were comprised of $1.1 million of employee severance and benefit arrangements.

We estimate that we will incur future restructuring costs of $0.2 million related to employee severance and benefit arrangements during the second half of 2026. The actual timing and amount of such costs associated may differ from our current expectations and estimates and such differences may be material.

14. Income Taxes

The Company recorded income tax expense of $41 thousand and $0 during the three months ended March 31, 2026 and 2025, respectively. The income tax expense for the three months ended March 31, 2026 was primarily attributable to current tax incurred in foreign jurisdictions. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets in the United States, which remain fully reserved. Except for a few service entities mainly in Europe, all deferred tax assets are offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets will not be realized. As of March 31, 2026, the Company’s Netherlands subsidiary maintains a full valuation allowance on its deferred tax assets that will not be realized.

15. Earnings Per Share

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

As of March 31, 2026 and 2025, the Company had potentially dilutive securities outstanding, consisting of stock options, restricted stock units, warrants and other equity instruments, representing shares of common stock totaling 431,644,251 and 423,211,385, respectively, on an as-converted basis. Since the Company is in a net loss position for all periods presented, all potentially dilutive securities are considered anti-dilutive and are therefore excluded from the calculation of diluted earnings per share in accordance with ASC 260, Earnings Per Share.

16. Segment Reporting

Our organization is managed from a sales perspective based on “go-to-market” sales channels, emphasizing shared learning across end-user applications and common supplier/vendor relationships. These sales channels are structured to serve a range of customers for our products and services. As a result of this structure, we concluded that we have one operating and reportable segment – the design, development and sale of hydrogen products and solutions that help customers meet their business goals while decarbonizing their operations. Our chief executive officer was identified as the chief operating decision maker (“CODM”). All significant operating decisions made by management are based upon analysis of the Company on a total company basis, including assessments related to our incentive compensation plans. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The information regularly provided to the CODM used to assess performance and allocate resources is the same as the Company’s consolidated financial statements. The measure of segment profit or loss used by the CODM in assessing segment performance and how to allocate resources is consolidated net loss which is presented in the unaudited interim condensed consolidated statements of operations. The CODM uses net loss in strategic planning, for example, decision making of whether to allocate resources towards strengthening sales channels, investing in research and development, focusing on cost-down initiatives, and/or analyzing Company overhead in respect to specific products and service lines. Net loss is also used to monitor budget versus actual results and is considered in assessments related to company-wide incentive compensation. The significant segment expenses included within the segment measure of profit or loss are total costs of revenue, research and development expense, selling, general and administrative expense, and impairment expense. Other segment items are comprised of restructuring, change in fair value of contingent consideration, interest income, interest expense, other income, net, gain/(loss) on extinguishment of convertible debt instruments and finance obligations, change in fair value of convertible debt instruments, change in fair value of warrant liabilities, loss on equity method investments, income tax expense and net loss attributable to non-controlling interest, which are presented in the unaudited interim condensed consolidated statements of operations. The CODM is not regularly provided a measure of segment assets.

The following table presents reported segment revenue, significant segment expenses, other segment items and segment measure of profit/(loss):

	Three months ended March 31,
	2026	2025
Total net revenue	$163,513	$133,674
Cost of revenue:
Sales of equipment, related infrastructure and other	$(85,327)	$(74,556)
Services performed on fuel cell systems and related infrastructure	(14,421)	(14,462)
Benefit/(provision) for loss contracts related to service	7,814	(8,888)
Power purchase agreements	(40,148)	(49,932)
Fuel delivered to customers and related equipment	(52,892)	(59,354)
Other costs of revenue	(146)	(343)
Operating expenses:
Research and development	$(12,113)	$(17,357)
Selling, general and administrative	(70,208)	(80,839)
Impairment	(3,856)	(1,064)
Other segment items, net(1)	$(137,520)	$(23,535)
Consolidated net loss attributable to Plug Power Inc.	$(245,304)	$(196,656)
(1)	Included in other segment items, net are restructuring, change in fair value of contingent consideration, interest income, interest expense, other income, net, gain/(loss) on extinguishment of convertible debt instruments and finance obligations, change in fair value of convertible debt instruments, change in fair value of warrant liabilities, loss on equity method investments, income tax expense and net loss attributable to non-controlling interest.

17. Commitments and Contingencies

Restricted Cash

In connection with certain of the noted sale/leaseback agreements, cash of $328.0 million and $352.3 million was required to be restricted as security as of March 31, 2026 and December 31, 2025, respectively, which will be released over the lease term. As of March 31, 2026 and December 31, 2025, the Company also had bank guarantees backed by security deposits totaling $170.7 million and $193.1 million, respectively, of which $137.6 million and $159.6 million are security for the noted sale/leaseback agreements, respectively, and $33.1 million and $33.5 million are customs-related letters of credit and bank guarantees, respectively.

As of March 31, 2026 and December 31, 2025, the Company had $62.0 million held in escrow related to the construction of the Texas hydrogen production plant and the Company had $18.1 million and $18.0 million, respectively, held in escrow related to the construction of the Georgia hydrogen production plant.

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

Securities Litigation and Related Stockholder Derivative Litigation

2023 Securities Action and Related Derivative Litigation

A consolidated action is pending in the United States District Court for the District of Delaware asserting claims under the federal securities laws against the Company and certain of its senior officers on behalf of a putative class of purchasers of the Company’s securities, styled In re Plug Power, Inc. Securities Litigation, No. 1:23-cv-00576-MN (the “2023 Securities Action”). The plaintiffs filed a consolidated complaint on September 28, 2023, in which they assert claims under the federal securities laws against the Company and four of its senior officers, Mr. Marsh, Mr. Middleton, Sanjay Shrestha, and former officer David Mindnich, on behalf of a putative class of purchasers of the Company’s common stock between January 19, 2022 and March 1, 2023. The complaint alleges that the defendants made “materially false and/or misleading statements” about the Company’s business and operations, including the Company’s revenue goals for 2022, its ability to effectively manage its supply chain and product manufacturing, and its progress in construction of new hydrogen production capacity. On February 4, 2025, the Court issued an opinion and order dismissing the consolidated complaint, with leave to replead. The plaintiffs filed an amended complaint on February 25, 2025, in which they no longer name Mr. Mindnich. Defendants filed a motion to dismiss the second amended complaint on April 30, 2025. On April 20, 2026, the court issued an opinion and order granting in part and denying in part defendants’ motion to dismiss. Defendants’ responsive pleadings to the complaint are due on May 21, 2026.

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

On February 27, 2026, alleged stockholder Debra Burnett filed an action in the U.S. District Court for the Northern District of New York asserting claims derivatively on behalf of the Company against certain former and current directors and officers based on allegations in the 2023 Securities Action and in the Adote action. The individual defendants are Mr. Marsh, Mr. Middleton, Mr. McNamee, Ms. Bua, Ms. Helmer, Mr. Kenausis, Ms. Mahtani, Mr. Schneider, Mr. Shrestha, Mr. Silver, Mr. Song, Mr. Willis, Mr. Angle, Mr. Bonney, and Mr. Joggerst. On March 19, 2026, the court entered an order approving a stipulation to stay all proceedings in this case until motions to dismiss have been resolved.

On March 9, 2026, Roberto Medina filed an action in the U.S. District Court for the Northern District of New York asserting claims derivatively on behalf of the Company against certain current and former directors and officers based on allegations in the 2026 Securities Action (described below). On April 2, 2026, the court entered an order approving a stipulation extending all defendants’ time to respond to the complaint until May 29, 2026.

On March 25, 2026, Richard Modjeski filed an action in the U.S. District Court for the Northern District of New York asserting claims derivatively on behalf of the Company against certain current and former officers and directors based on allegations in the Adote Action (described below). The individual defendants are Mr. Marsh, Mr. Middleton, Mr. Shrestha, Mr. Bonney, Ms. Helmer, Mr. Joggerst, Mr. Kenausis, Ms. Mahtani, Mr. McNamee, Mr. Song, and Mr. Willis. On April 17, 2026, the court approved a stipulation to extend Plug Power’s deadline to respond to the complaint until April 30, 2026.

2024 Securities Litigation

On March 22, 2024, Ete Adote filed a complaint in the United States District Court for the Northern District of New York asserting claims under the federal securities laws against the Company, Mr. Marsh, and Mr. Middleton, on behalf of an alleged class of purchasers of the Company’s common stock between May 9, 2023 and January 16, 2024, styled Adote v. Plug Power, Inc. et al., No. 1:24-cv-00406-MAD-DJS (N.D.N.Y.) (the "Adote Action"). The complaint alleges that the defendants made misstatements concerning the Company’s progress in construction of new hydrogen production capacity and its ability to effectively manage its supply chain. On April 30, 2024, a second complaint asserting substantially similar claims against the same defendants, but on behalf of a putative class of purchasers of the Company’s common stock between March 1, 2023 and January 16, 2024, was filed in the Northern District of New York, styled Lee v. Plug Power, et al., No. 1:24;cv-0598-MAD-DJS (N.D.N.Y.). On November 25, 2024, the magistrate judge issued an order consolidating the two cases and appointing lead plaintiffs. Lead plaintiff filed a consolidated complaint on August 25, 2025. All defendants filed motions to dismiss the complaint, and briefing was completed on December 23, 2025.

2026 Securities Litigation

On February 2, 2026, Joseph Ortolani filed a complaint in the United States District Court for the Northern District of New York asserting claims under the federal securities laws against the Company, Mr. Marsh and Mr. Middleton, on behalf of an alleged class of purchasers of Plug common stock between January 17, 2025 and November 13, 2025, styled Ortolani v. Plug Power Inc., et al., No. 1:26-cv-165-MAD-DJS (the "2026 Securities Action"). The complaint alleges that the defendants made misstatements concerning the Company’s business and operations in connection with a loan from the United States Department of Energy’s Loan Program Office for the construction of facilities that would produce and liquefy zero or low-carbon hydrogen. On April 3, 2026, five competing applications were filed by putative class members seeking to be appointed lead plaintiff.

Other Litigation

On October 23, 2024, a case entitled First Solar, Inc. v. Plug Power Inc., Index No. 655610/2024 was filed in the New York State Supreme Court, New York County, asserting a claim for breach of contract associated with a purchase order for solar panels manufactured by First Solar to be purchased by the Company. The complaint seeks monetary relief along with pre-judgment interest. On December 22, 2025, First Solar moved for summary judgment. Oral argument on the motion occurred on May 1, 2026, and the parties are awaiting a decision. A pre-trial conference is scheduled for September 9, 2026. As of March 31, 2026, the Company recorded an accrual related to ongoing litigation costs.

Guarantee

On February 24, 2026, our joint venture, AccionaPlug S.L., entered into a subsidy agreement with the European Hydrogen Bank, which is managed by Instituto para la Diversificación y Ahorro de la Energía (“IDAE”), a Spanish governing body, to subsidize a renewable hydrogen production project in Spain. In connection with the subsidy agreement, AccionaPlug S.L. is required to meet certain performance targets. The Company has provided a guarantee of €7.5M which can be called by IDAE if the joint venture fails to meet its performance targets under the subsidy agreement. As of March 31, 2026, no payments related to this guarantee have been made by the Company, and the Company did not record a liability for this guarantee as the likelihood of the guarantee being called upon is remote.

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

Future payments under non-cancellable unconditional purchase obligations with a remaining term in excess of one year as of March 31, 2026 were as follows (in thousands):

Remainder of 2026	25,355
2027	36,577
2028	39,555
2029	—
2030	—
2031 and thereafter	—
Total	101,487

During 2025, the Company finalized the renegotiation of a supplier arrangement that previously contained minimum purchase requirements. As of March 31, 2026 and December 31, 2025, the Company had a remaining liability of $19.8 million and $27.2 million, respectively, which was recorded in contingent consideration, loss accrual for service contracts, and other current liabilities. During the three months ended March 31, 2026, the Company made payments of $6.8 million that reduced the liability.

18. Government Tax Credits

Section 48 Investment Tax Credit for Qualified Fuel Cell Properties of Energy Storage Technologies

As of March 31, 2026, the Company determined that it qualified for the Section 48 Investment Tax Credit (“ITC”) for Qualified Fuel Cell Properties of Energy Storage Technologies related to its hydrogen storage and liquefaction assets at its Louisiana hydrogen plant owned by Hidrogenii, the Company’s joint venture with Olin. A base rate credit of 6% is available to qualified energy storage property in the year that it is placed in-service, with availability of increased credit rates if the property qualifies. The Company determined that it qualified for a rate credit of 30%. As the ITC is considered a transferable tax credit, the Company accounts for it as a grant related to assets. Therefore, the ITC was recognized as a reduction to the Louisiana hydrogen production plant’s cost-basis, recognized within property, plant, and equipment, net in the unaudited interim condensed consolidated balance sheets, which will reduce future depreciation over the next 30 years. As of March 31, 2026, the balance of the ITC was $39.2 million and was recognized in prepaid expenses, tax credits, and other current assets in the unaudited interim condensed consolidated balance sheets.

19. Variable Interest Entities

Hidrogenii

In 2022, our wholly-owned subsidiary, Plug Power LA JV, LLC, created Hidrogenii, LLC, our joint venture with Niloco Hydrogen Holdings LLC, a wholly-owned subsidiary of Olin, to support reliability of supply and speed to market for hydrogen throughout North America and to set the foundation for broader collaboration between Plug and Olin. During the second quarter of 2025, Hidrogenii placed into service a 15-ton-per-day hydrogen plant in St. Gabriel, Louisiana. Hidrogenii is owned 50% by Plug Power LA JV, LLC and 50% by Niloco Hydrogen Holdings LLC.

The Company has determined Hidrogenii to be a VIE, and the Company is considered to be the VIE’s primary beneficiary as we determined we have both the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. On an ongoing basis, we are contractually obligated to certain operational funding. We consolidated the joint venture’s results within our single consolidated reportable segment. Hidrogenii has similar risks to those described in Item 1A, “Risk Factors,” in the Company’s 2025 Form 10-K.

The VIE’s assets can be used to settle only the VIE’s obligations and the creditors related to the VIE’s liabilities have no recourse against the general credit of the Company. The table below summarizes balances associated with Hidrogenii as reflected on our unaudited interim condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	As of
	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$731	$1,465
Inventory, net	161	98
Prepaid expenses, tax credits and other current assets	39,232	32
Total current assets	40,124	1,595
Property, plant, and equipment, net	10,616	50,206
Total assets	$50,740	$51,801
Liabilities
Accounts payable	$865	$785
Accrued expenses	1,716	526
Total liabilities	$2,581	$1,311
Stockholders' equity
Stockholders' equity	$48,159	$50,490
Total stockholders' equity	$48,159	$50,490
Total liabilities and stockholders' equity	$50,740	$51,801

As of March 31, 2026, the Company had capital commitments to Hidrogenii of $0.3 million to be made in the second quarter of 2026.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying unaudited interim condensed consolidated financial statements and notes thereto included within this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). In addition to historical information, this Quarterly Report on Form 10-Q and the following discussion contain statements that are considered forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, our liquidity and capital resources; our ability to generate cash from operations and achieve profitability; the execution and timing of strategic initiatives, including asset monetization and capital optimization efforts; our ability to access and utilize financing arrangements, including the satisfaction of conditions precedent to, and timing and availability of funding under, such arrangements with governmental or commercial counterparties, and our continued compliance with the terms and covenants thereof; the timing, construction, commissioning and scaling of hydrogen production facilities; anticipated revenue growth, margin improvement and cost reductions; customer demand and order conversion; the development, commercialization, performance, reliability and cost competitiveness of electrolyzers, fuel cell systems, hydrogen storage and related technologies; expansion into new markets and applications, including stationary power, backup and distributed generation solutions and data center power applications, and the pace of adoption of hydrogen technologies in those markets; supply chain availability, component reliability, input cost volatility and electricity pricing trends; regulatory, environmental and trade policy developments, including the availability and impact of clean energy tax credits and other incentives and evolving administrative or interpretive guidance relating thereto; trade restrictions, tariffs, export controls and related geopolitical policy risks that could increase costs, limit market access or disrupt our supply chain; future capital expenditures and investment priorities; customer and counterparty concentration and counterparty credit risk; our expectations regarding the hydrogen economy and broader clean energy market; and our long-term growth strategy.

Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would,” and similar expressions, including the negatives thereof. These statements are based on our current expectations, assumptions and projections regarding future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. However, forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside our control, that may cause actual results, performance or achievements to differ materially from those expressed or implied by such statements.

Investors are cautioned not to unduly rely on forward-looking statements. Important factors that could cause actual results to differ materially include, among others:

●	our history of operating losses and negative cash flows and our ability to generate sufficient revenue and gross margin to achieve profitability;
●	our need to raise additional capital and the availability of financing on acceptable terms;
●	the timing and ability to complete strategic transactions, including infrastructure optimization initiatives, and the realization of expected liquidity benefits;
●	our ability to successfully build, operate and optimize hydrogen production facilities at scale and within projected cost and schedule parameters, including achieving anticipated capacity utilization rates;
●	supply chain constraints, component reliability issues and volatility in electricity and other input costs affecting the cost, performance and economics of our products and hydrogen production facilities;
●	our ability to maintain and expand relationships with key customers and partners and the risks associated with customer or counterparty concentration (including reliance on a small number of large customers or partners);
●	delays in customer adoption of hydrogen solutions or slower-than-expected development of hydrogen infrastructure or failure of the hydrogen economy to develop at the pace or scale anticipated;
●	the impact of governmental incentives, including clean hydrogen production tax credits and investment tax credits, and potential changes in law, regulation or administrative guidance;

●	risks associated with long-term service contracts, product performance, reliability, warranty costs and contract loss accruals;
●	the safety risks inherent in hydrogen production, storage and transportation;
●	our operational dependency on information technology systems and the risk of the failure of such technology, including failure to effectively prevent, detect, and recover from security compromises or breaches, including cyber-attacks;
●	macroeconomic conditions, including inflation, interest rates, capital market volatility, supply chain disruption and geopolitical developments;
●	trade policy risk (including tariffs and export/import controls) that could increase costs or limit access to critical components or markets;
●	potential impairment charges, contract loss accrual adjustments or asset write-downs;
●	dilution resulting from equity issuances or exercise of warrants and convertible instruments;
●	competition from existing and emerging energy technologies and alternative clean energy solutions;
●	environmental, health and safety regulations and permitting requirements; and
●	the other risks described under Part I, Item 1A, “Risk Factors,” and elsewhere in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks discussed in the section titled “Risk Factors” included under Part I, Item 1A, in our 2025 Form 10-K and supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from these contained in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. These forward-looking statements speak only as of the date on which the statements were made. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

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

Cryogenic Equipment: Engineered equipment including trailers and mobile storage equipment for the distribution of liquefied hydrogen, oxygen, argon, nitrogen and other cryogenic gases.

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

Provision for Common Stock Warrants

On August 24, 2022, the Company issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon (“Amazon”), a warrant (the “2022 Amazon Warrant”) to acquire up to 16,000,000 shares of the Company’s common stock, subject to certain vesting events, described in Note 10, “Stockholders’ Equity - Share-Based Consideration Payable to a Customer.”

In 2017, the Company issued a warrant to Walmart (the “2017 Walmart Warrant”) to purchase up to 55,286,696 shares of the Company’s common stock, subject to certain vesting events, described in Note 10, “Stockholders’ Equity - Share-Based Consideration Payable to a Customer.” The Company recorded a portion of the estimated fair value of the 2017 Walmart Warrant as a reduction of revenue based upon the projected number of shares of common stock expected to vest under the 2017 Walmart Warrant, the proportion of purchases by Walmart and their affiliates within the period relative to the aggregate purchase levels required for vesting of the 2017 Walmart Warrant, and the then-current fair value of the 2017 Walmart Warrant. On December 30, 2025, the Company entered into an agreement with Walmart in which Walmart agreed to forfeit all vested shares of the Company’s common stock related to the 2017 Walmart Warrant and the unvested portions of the 2017 Walmart Warrant were cancelled. Accordingly, no shares of common stock will become issuable by the Company in connection with the 2017 Walmart Warrant.

The amount of provision for the 2022 Amazon Warrant and 2017 Walmart Warrant recorded as a reduction of revenue during the three months ended March 31, 2026 and 2025, respectively, is shown in the table below (in thousands):

	Three months ended March 31,
	2026	2025
Sales of equipment, related infrastructure and other	$(289)	$(892)
Services performed on fuel cell systems and related infrastructure	(1,372)	(1,688)
Power purchase agreements	(1,372)	(2,120)
Fuel delivered to customers and related equipment	(1,528)	(4,424)
Total	$(4,561)	$(9,124)

Net revenue, cost of revenue, gross profit/(loss) and gross margin/(loss) during the three months ended March 31, 2026 and 2025 were as follows (in thousands):

		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin/(Loss)
For the three months ended March 31, 2026
Sales of equipment, related infrastructure and other	$79,022	$85,327	$(6,305)	(8.0)%
Services performed on fuel cell systems and related infrastructure	21,970	14,421	7,549	34.4%
(Benefit)/provision for loss contracts related to service	—	(7,814)	7,814	N/A
Power purchase agreements	26,290	40,148	(13,858)	(52.7)%
Fuel delivered to customers and related equipment	35,795	52,892	(17,097)	(47.8)%
Other	436	146	290	66.5%
Total	$163,513	$185,120	$(21,607)	(13.2)%
For the three months ended March 31, 2025
Sales of equipment, related infrastructure and other	$63,506	$74,556	$(11,050)	(17.4)%
Services performed on fuel cell systems and related infrastructure	16,874	14,462	2,412	14.3%
(Benefit)/provision for loss contracts related to service	—	8,888	(8,888)	N/A
Power purchase agreements	23,210	49,932	(26,722)	(115.1)%
Fuel delivered to customers and related equipment	29,457	59,354	(29,897)	(101.5)%
Other	627	343	284	45.3%
Total	$133,674	$207,535	$(73,861)	(55.3)%

Net Revenue

Revenue – sales of equipment, related infrastructure and other. Revenue from sales of equipment, related infrastructure and other represents sales of our GenDrive units, GenSure stationary backup power units, cryogenic delivery and storage, hydrogen liquefaction systems, electrolyzers and hydrogen fueling infrastructure (referred to at the site level as hydrogen installations). Revenue from sales of equipment, related infrastructure and other for the three months ended March 31, 2026 increased $15.5 million, or 24.4%, to $79.0 million from $63.5 million for the three months ended March 31, 2025. Primarily contributing to the increase in revenue from sales of equipment, related infrastructure and other was an increase in revenue from sales of electrolyzers of $31.7 million due to volume, with 37 megawatt equivalent units sold during the three months ended March 31, 2026 compared to two megawatt equivalent units sold during the three months ended March 31, 2025. In addition, revenue from sales of hydrogen infrastructure increased $7.0 million due to volume, with three hydrogen site installations recognized during the three months ended March 31, 2026 compared to one site installation recognized during the three months ended March 31, 2025. Partially offsetting these increases in revenue, revenue from sales of cryogenic equipment and liquefiers decreased $17.9 million during the three months ended March 31, 2026 primarily due to volume, with 30 units sold during the three months ended March 31, 2026 compared to 66 units sold during the three months ended March 31, 2025, as well as product mix. Additionally, revenue from sales of fuel cell systems decreased $4.9 million primarily due to volume of GenDrive units sold, with 537 units sold during the three months ended March 31, 2026 compared to 848 units sold during the three months ended March 31, 2025.

Revenue – services performed on fuel cell systems and related infrastructure. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended March 31, 2026 increased $5.1 million, or 30.2%, to $22.0 million from $16.9 million for the three months ended March 31, 2025. The increase in revenue from services performed on fuel cell systems and related infrastructure was primarily due to volume, with an increase of approximately 2,200 units in the average number of GenDrive units under maintenance contracts during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, as well as increased pricing.

Revenue – power purchase agreements. Revenue from Power Purchase Agreements (“PPAs”) represents payments received from customers for power generated through the provision of equipment and service. Revenue from PPAs for the three months ended March 31, 2026 increased $3.1 million, or 13.3%, to $26.3 million from $23.2 million for the three months ended March 31, 2025. The increase in revenue from PPAs was primarily due to increases in pricing of our PPAs during the first quarter of 2025, which was fully realized during the first quarter of 2026. Included in the change described above, the provision for common stock warrants recorded as a reduction of revenue from PPAs decreased to $1.4 million during the three months ended March 31, 2026 compared to $2.1 million during the three months ended March 31, 2025.

Revenue – fuel delivered to customers and related equipment. Revenue from fuel delivered to customers and related equipment represents the sale of hydrogen that has been purchased by the Company from a third party or generated at our hydrogen production plants. Revenue from fuel delivered to customers and related equipment during the three months ended March 31, 2026 increased $6.3 million, or 21.5%, to $35.8 million from $29.5 million during the three months ended March 31, 2025. The increase in revenue was primarily due to an increase in the average selling price of fuel and an increase in customer fuel sites, with an average of 280 sites receiving delivery during the three months ended March 31, 2026 compared to an average of 248 sites receiving delivery during the three months ended March 31, 2025. Included in the change described above, the provision for common stock warrants recorded as a reduction of revenue from fuel delivered to customers and related equipment decreased to $1.5 million for the three months ended March 31, 2026 compared to $4.4 million for the three months ended March 31, 2025.

Cost of Revenue

Cost of revenue – sales of equipment, related infrastructure and other. Cost of revenue from sales of equipment, related infrastructure and other includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary back-up power units, cryogenic delivery and storage, hydrogen liquefaction systems, electrolyzers and hydrogen fueling infrastructure (referred to at the site level as hydrogen installations). Cost of revenue from sales of equipment, related infrastructure and other during the three months ended March 31, 2026 increased $10.7 million, or 14.4%, to $85.3 million from $74.6 million during the three months ended March 31, 2025. The increase to cost of revenue from sales of equipment, related infrastructure and other was primarily due to an increase in cost of revenue related to sales of electrolyzer stacks and systems and an increase in cost of revenue related to sales of hydrogen infrastructure during the three months ended March 31, 2026 primarily due to the increases in volume described above. Partially offsetting these increases, the cost of revenue related to sales of fuel cell systems and cost of revenue related to sales of cryogenic equipment and liquefiers decreased during the three months ended March 31, 2026 primarily due to the decreases in volume described above as well as decreased labor and overhead costs resulting from the Company’s restructuring activities. In addition, there was a decrease in cost of revenue related to a decrease in sales of engineered equipment. During the three months ended March 31, 2026, the Company recorded inventory valuation adjustments of $7.2 million compared to $7.7 million during the three months ended March 31, 2025. Gross loss decreased to (8.0%) for the three months ended March 31, 2026 compared to (17.4%) for the three months ended March 31, 2025. The decrease in gross loss was primarily due to the increases in volume from sales of electrolyzers and hydrogen infrastructure described above along with the corresponding decreased labor and overhead costs.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure during the three months ended March 31, 2026 decreased $0.1 million, or 0.3%, to $14.4 million from $14.5 million during the three months ended March 31, 2025. The decrease in cost of revenue was primarily due to improved stack reliability and decreased labor and overhead costs, partially offset by the increase in volume of average number of GenDrive units described above. Gross margin increased to 34.4% for the three months ended March 31, 2026 compared to 14.3% for the three months ended March 31, 2025. The increase in gross margin was primarily due to improved stack reliability and decreased labor and overhead costs.

Cost of revenue – (benefit)/provision for loss contracts related to service. The Company recorded a benefit for loss contracts related to service of ($7.8) million during the three months ended March 31, 2026 compared to a provision for loss contracts related to service of $8.9 million during the three months ended March 31, 2025. The Company recorded a benefit primarily due to improved pricing structure as well as reductions in cost to service our GenDrive units due to improved stack reliability and increased labor utilization.

Cost of revenue – power purchase agreements. Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment. Cost of revenue from PPAs during the three months ended March 31, 2026 decreased $9.8 million, or 19.6%, to $40.1 million from $49.9 million during the three months ended March 31, 2025. The decrease in cost during the three months ended March 31, 2026 was primarily due to improved stack reliability and decreased labor and overhead costs compared to the three months ended March 31, 2025. Gross loss decreased to (52.7%) during the three months ended March 31, 2026 compared to (115.1%) during the three months ended March 31, 2025. The decrease in gross loss was primarily due to improved pricing and the reduction in cost described above.

Cost of revenue – fuel delivered to customers and related equipment. Cost of revenue from fuel delivered to customers and related equipment represents the purchase of hydrogen from suppliers and internally produced hydrogen that is ultimately sold to customers. Cost of revenue from fuel delivered to customers during the three months ended March 31, 2026 decreased $6.5 million, or 10.9%, to $52.9 million from $59.4 million during the three months ended March 31, 2025. The decrease in cost of revenue was primarily due to a decrease in the average cost of purchased fuel during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Gross loss decreased to (47.8%) during the three months ended March 31, 2026 compared to (101.5%) during the three months ended March 31, 2025. The decrease in gross loss was primarily due to an increase in the average selling price of fuel, decreased cost of purchased fuel and an increase in internal fuel production, which inherently costs less than purchased fuel.

Expenses

Research and development. Research and development expenses include: materials to build development and prototype units, cash and non-cash stock compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities. Research and development expense for the three months ended March 31, 2026 decreased $5.3 million, or 30.2%, to $12.1 million from $17.4 million for the three months ended March 31, 2025. The decrease was primarily due to headcount reductions resulting from the Company’s 2025 Restructuring Plan as well as a decrease in research and development project expenses.

Selling, general and administrative. Selling, general and administrative expenses include cash and non-cash stock compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services. Selling, general and administrative expenses for the three months ended March 31, 2026 decreased $10.6 million, or 13.2%, to $70.2 million from $80.8 million for the three months ended March 31, 2025. The decrease was primarily due to a decrease in contract termination fees, a decrease in professional fees and reductions to the Company’s depreciation and amortization expenses resulting from the Company’s impairment recorded during the fourth quarter of 2025.

Restructuring. Expenses related to restructuring activities for the three months ended March 31, 2026 decreased $15.8 million, or 91.7%, to $1.4 million from $17.2 million for the three months ended March 31, 2025. The decrease was due to lower severance and benefits expenses resulting from restructuring activities during the three months ended March 31, 2026, which impacted less employees than from restructuring activities during the three months ended March 31, 2025.

Impairment. Impairment for the three months ended March 31, 2026 increased $2.8 million, or 262.4%, to $3.9 million from $1.1 million for the three months ended March 31, 2025. The increase was primarily related to the Company recording a higher impairment charge on long-lived assets designated for internal use during the three months ended March 31, 2026.

Change in fair value of contingent consideration. The change in fair value of contingent consideration is related to earn-outs for the Joule Processing LLC (“Joule”) acquisition and Frames Holding B.V. (“Frames”) acquisition (prior period only). The change in fair value of contingent consideration for the three months ended March 31, 2026 and 2025 was $0.3 million and ($11.8) million, respectively.

Interest income. Interest income primarily consists of income generated by our investment holdings, restricted cash escrow accounts, and money market accounts. Interest income for the three months ended March 31, 2026 decreased $1.4 million compared to the three months ended March 31, 2025. The decrease was primarily due to the decrease in the Company’s average restricted cash balance during the first quarter of 2026.

Interest expense. Interest expense consists of interest expense related to our long-term debt, convertible debt instruments, obligations under finance leases and our finance obligations. Interest expense for the three months ended March 31, 2026 increased $5.9 million compared to the three months ended March 31, 2025. The increase was primarily due to interest expense incurred related to the 6.75% Convertible Senior Notes, which was entered into during the fourth quarter of 2025.

Other income, net. Other income, net primarily consists of gains and losses related to energy contracts and foreign currency transactions. Other income, net during the three months ended March 31, 2026 decreased to $1.1 million compared to $1.3 million during the three months ended March 31, 2025.

Gain/(loss) on extinguishment of convertible debt instruments and finance obligations. Gain/(loss) on extinguishment of convertible debt instruments and finance obligations consists of losses that arise from retirement of the Company’s convertible debt instruments and finance obligations before maturity. During the three months ended March 31, 2026 and 2025, the Company recorded a gain/(loss) on extinguishment of convertible debt instruments and finance obligations of $1.8 million and ($3.7) million, respectively. The gain on extinguishment of convertible debt instruments and finance obligations recorded during the three months ended March 31, 2026 was due to a gain on the extinguishment of a finance obligation.

Change in fair value of convertible debt instruments. Change in fair value of convertible debt instruments consists of gains/(losses) that arise from the changes in fair value of the Company’s convertible debt instruments. During the three months ended March 31, 2026, the Company recorded a change in fair value of convertible debt instruments of ($70.8) million compared to a change in fair value of convertible debt instruments of ($7.3) million for the three months ended March 31, 2025. The increase in losses on change in fair value of convertible debt instruments during the three months ended March 31, 2026 was primarily due to an increase in the Company’s common stock price, an increase in the Company’s volatility as well as a larger principal balance of the 6.75% Convertible Senior Notes compared to the principal balance of the Company’s convertible debt instruments held during the three months ended March 31, 2025.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities consists of gains/(losses) that arise from the changes in fair value of the Company’s $7.75 Warrants. During the three months ended March 31, 2026, the Company recorded a change in fair value of warrant liabilities of ($54.6) million primarily due to an increase in the Company’s common stock price and an increase in the Company’s stock price volatility compared to no change in fair value of warrant liabilities during the three months ended March 31, 2025, as the $7.75 Warrants were issued during the fourth quarter of 2025.

Loss on equity method investments. Loss on equity method investments consists of our interest in AccionaPlug S.L., which is our 50/50 joint venture with Acciona Generación Renovable, S.A. and Clean H2 Infra Fund. Prior to the fourth quarter of 2025, we also held a 49% interest in SK Plug Hyverse, our joint venture with SK Innovation Co., Ltd., successor in interest to SK E&S Co., Ltd. For the three months ended March 31, 2026, the Company recorded a loss of $0.5 million on equity method investments compared to a loss of $2.4 million for the three months ended March 31, 2025. The decrease in loss on equity method investments was primarily due to the Company not recognizing losses related to SK Plug Hyverse during the three months ended March 31, 2026 as the Company sold its entire 49% equity interest in SK Plug Hyverse during the fourth quarter of 2025.

Income Taxes

The Company recorded income tax expense of $41 thousand and $0 during the three months ended March 31, 2026 and 2025, respectively. The income tax expense for the three months ended March 31, 2026 was primarily attributable to current tax incurred in foreign jurisdictions. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets in the United States, which remain fully reserved. Except for a few service entities mainly in Europe, all deferred tax assets are offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets will not be realized. As of March 31, 2026, the Company’s Netherlands subsidiary maintains a full valuation allowance on its deferred tax assets that will not be realized.

Liquidity and Capital Resources

A summary of our consolidated sources and uses of cash, cash equivalents and restricted cash was as follows (in thousands):

	Three months ended March 31,
	2026	2025
Net cash (used in)/provided by:
Operating activities	$(150,041)	$(105,568)
Investing activities	(8,481)	(46,573)
Financing activities	(31,742)	193,232

Operating Activities

The net cash used in operating activities during the three months ended March 31, 2026 and 2025 was $150.0 million and $105.6 million, respectively. The increase in net cash used in operating activities was primarily due to an increase in cash used in prepaid expenses and other assets and accounts payable, accrued expenses, and other liabilities as well as an increase in payments of operating lease liabilities, net resulting from strategic buy-outs of the Company’s operating lease liabilities of $6.9 million during the first quarter of 2026. Those changes were partially offset by a decrease in cash used in inventory and deferred revenue and other contract liabilities as well as an increase in cash provided by accounts receivable.

Investing Activities

The net cash used in investing activities during the three months ended March 31, 2026 and 2025 was $8.5 million and $46.6 million, respectively. The decrease in net cash used in investing activities was primarily due to a decrease in purchases of property, plant and equipment.

Financing Activities

The net cash (used in)/provided by financing activities during the three months ended March 31, 2026 and 2025 was ($31.7) million and $193.2 million, respectively. The decrease from cash provided by financing activities to cash used in financing activities was primarily driven by a decrease in proceeds from public and private offerings as well as an increase in principal repayments of finance obligations and finance leases resulting from strategic buy-outs of the Company’s finance obligations and finance lease liabilities of $8.3 million during the first quarter of 2026. These activities were partially offset by a decrease in principal payments on convertible debt instruments.

Liquidity

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of approximately $246.0 million and $196.9 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company’s working capital was $734.1 million, which included unrestricted cash and cash equivalents of $223.2 million and current restricted cash of $183.7 million, and the Company had an accumulated deficit of $8.5 billion.

The Company’s primary sources of liquidity have historically included cash on hand, proceeds from equity and debt financings, and operating cash flows. The Company continues to evaluate opportunities to strengthen its balance sheet and enhance financial flexibility. As part of its ongoing initiatives to strengthen the balance sheet and enhance liquidity, the Company initiated an infrastructure optimization initiative as described in Note 29, “Subsequent Events,” of the notes to the Company’s consolidated financial statements in the 2025 Form 10-K. If completed as expected, the initiative is reasonably likely to improve the Company’s near-term liquidity position. However, the timing and ultimate magnitude of the impact will depend on execution, satisfaction of closing conditions, market conditions and other factors.

The future use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of our resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of capital, market conditions could adversely impact our ability to do so at that time and at terms favorable to the Company.

The Company has an “at-the-market” equity offering program with B. Riley Securities, Inc. (“B. Riley”) pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion under a sales agreement. On August 15, 2025, the Company and B. Riley amended the “at-the-market” equity offering program to extend the term. The “at-the-market” equity offering program will terminate upon the earliest of (a) August 15, 2027, with respect to principal and agency transactions, (b) the sale of all shares of common stock under the program or (c) termination of the sales agreement. On September 29, 2025, the Company and B. Riley amended the “at-the-market” equity offering program to add Yorkville Securities, LLC (“Yorkville”) as an additional sales agent and/or principal through which the Company may offer and sell shares pursuant to the “at-the-market” equity offering program. As of March 31, 2026, the Company had $944.1 million of aggregate gross sales price of shares available to be sold under the “at-the-market” equity offering program.

The Company has also entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, pursuant to which the Company has the right, at its option, to sell to Yorkville up to $1.0 billion in the aggregate gross sales price of its common stock, subject to certain limitations and conditions set forth therein. The Company has the right, but not the obligation, from time to time at its sole discretion to direct Yorkville to purchase directly from the Company up to $10.0 million in the aggregate gross sales price of its common stock on any trading day. The SEPA expires on February 10, 2027. During the three months ended March 31, 2026, the Company sold no shares of common stock pursuant to the SEPA.

The Company believes that its working capital, cash position and restricted cash to be released over the next 12 months, and amortization requirements of the Company’s finance obligations, together with other key assumptions, support the Company’s conclusion that it has sufficient capital to fund its on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited interim condensed consolidated financial statements. Key assumptions are based on factors such as forecasted sales and costs, the Company’s right to direct B. Riley and Yorkville to purchase shares from the Company under the “at-the-market” equity offering program, and the Company’s right to direct Yorkville to purchase shares from the Company under the SEPA.

The Company’s significant obligations consisted of the following as of March 31, 2026:

(i)	Operating and finance leases totaling $238.5 million and $24.8 million, respectively, of which $63.2 million and $10.1 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers.

(ii)	Finance obligations totaling $239.9 million, of which approximately $66.4 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions.

(iii)	Long-term debt totaling $1.7 million, of which $0.4 million is due within the next twelve months.

(iv)	Convertible senior notes totaling $505.3 million, of which $2.5 million is due within the next twelve months. See Note 8, “Convertible Senior Notes,” for more details.

(v)	Warrant liabilities totaling $107.0 million, of which none is expected to be due within the next twelve months. See Note 7, “Warrant Liabilities,” for more details.

(vi)	Future payments under non-cancellable unconditional purchase obligations with a remaining term in excess of one year totaling $101.5 million, of which $34.5 million is due within the next 12 months. See Note 17, “Commitments and Contingencies,” for more details.

(vii)	Contingent consideration with an estimated fair value of approximately $7.8 million, of which $0.6 million is due within the next 12 months. See Note 6, “Fair Value Measurements,” for more details.

Public and Private Offerings of Equity and Debt

$7.75 Warrants

On March 20, 2025, the Company sold 46,500,000 shares of its common stock, pre-funded warrants to purchase 138,930,464 shares of its common stock and warrants (the “Common Warrants”) to purchase 185,430,464 shares of its common stock in a registered direct offering pursuant to an underwriting agreement with several underwriters.

On October 8, 2025, the Company entered into a warrant exercise inducement agreement with the holder of the Common Warrants, whereby in consideration for exercising the 185,430,464 outstanding Common Warrants at the exercise price as set forth in the Common Warrants of $2.00 per share, the Company agreed to provide new Common Warrants to the holder to purchase up to 185,430,464 shares of the Company’s common stock at $7.75 per share (the “$7.75 Warrants”). In addition, under the warrant exercise inducement agreement, the holder was permitted to receive, upon exercise, in lieu of 154,430,464 common shares, new pre-funded warrants to purchase 154,430,464 shares of the Company’s common stock at $0.0001 per share.

The $7.75 Warrants contain a provision pursuant to which, upon a Change of Control (as defined in the $7.75 Warrants), the holder may elect to require the Company (or the successor entity) to purchase the warrant for cash equal to its Black-Scholes value (a “Change of Control Cash Election”). The Company has classified the $7.75 Warrants as a liability on the consolidated balance sheets because the Change of Control Cash Election represents a conditional obligation that could require the Company to settle the warrants in cash upon the occurrence of a Change of Control, which precludes equity classification under ASC 815, Derivatives and Hedging (“ASC 815”). The $7.75 Warrants became exercisable on February 28, 2026 and expire on March 20, 2028.

As of March 31, 2026 and December 31, 2025, the $7.75 Warrants were valued at $107.0 million and $52.3 million, respectively, using the following Black-Scholes assumptions:

	As of
	March 31, 2026	December 31, 2025
Risk-free interest rate	3.71%	3.43%
Volatility	101.00%	80.00%
Expected average term (years)	1.97	2.22
Exercise price	$7.75	$7.75
Stock price	$2.26	$1.97
Fair value per share	$0.58	$0.28

The change in the carrying amount of the $7.75 Warrants during the three months ended March 31, 2026 was as follows (in thousands):

Beginning balance as of December 31, 2025	$52,323
Change in fair value of warrant liabilities	54,640
Ending balance as of March 31, 2026	$106,963

6.75% Convertible Senior Notes

On November 21, 2025, the Company issued $431.3 million aggregate principal amount of 6.75% convertible senior notes due December 1, 2033 (the “6.75% Convertible Senior Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $56.3 million principal amount of the notes. The notes were issued pursuant to an indenture, dated November 21, 2025 (the “Indenture”).

The notes are convertible at the option of the holders at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture; provided that unless and until the reserved share effective date occurs, the Company will settle conversion of notes solely with cash. There were no conversions of the 6.75% Convertible Senior Notes during the three months ended March 31, 2026. As of March 31, 2026, the Company was in compliance with all debt covenants associated with the 6.75% Convertible Senior Notes.

The change in the carrying amount of the 6.75% Convertible Senior Notes during the three months ended March 31, 2026 was as follows (in thousands):

Beginning balance as of December 31, 2025	$431,014
Change in fair value of the convertible senior notes	70,782
Amortization of discount	974
Ending balance as of March 31, 2026	$502,770

The following table summarizes the total interest expense and effective interest rate related to the 6.75% Convertible Senior Notes during the three months ended March 31, 2026 (in thousands, except for the effective interest rate):

Three months ended
March 31, 2026
Interest expense	$7,178
Amortization of discount	974
Total	$8,152
Effective interest rate	7.7%

Restricted Cash

In connection with certain of the noted sale/leaseback agreements, cash of $328.0 million and $352.3 million was required to be restricted as security as of March 31, 2026 and December 31, 2025, respectively, which will be released over the lease term. As of March 31, 2026 and December 31, 2025, the Company also had bank guarantees backed by security deposits totaling $170.7 million and $193.1 million, respectively, of which $137.6 million and $159.6 million are security for the noted sale/leaseback agreements, respectively, and $33.1 million and $33.5 million are customs-related letters of credit and bank guarantees, respectively.

As of March 31, 2026 and December 31, 2025, the Company had $62.0 million held in escrow related to the construction of the Texas hydrogen production plant and the Company had $18.1 million and $18.0 million, respectively, held in escrow related to the construction of the Georgia hydrogen production plant.

Guarantee

On February 24, 2026, our joint venture, AccionaPlug S.L., entered into a subsidy agreement with the European Hydrogen Bank, which is managed by Instituto para la Diversificación y Ahorro de la Energía (“IDAE”), a Spanish governing body, to subsidize a renewable hydrogen production project in Spain. In connection with the subsidy agreement, AccionaPlug S.L. is required to meet certain performance targets. The Company has provided a guarantee of €7.5M which can be called by IDAE if the joint venture fails to meet its performance targets under the subsidy agreement. As of March 31, 2026, no payments related to this guarantee have been made by the Company, and the Company did not record a liability for this guarantee as the likelihood of the guarantee being called upon is remote.

Government Tax Credits

Section 48 Investment Tax Credit for Qualified Fuel Cell Properties of Energy Storage Technologies

As of March 31, 2026, the Company determined that it qualified for the Section 48 Investment Tax Credit (“ITC”) for Qualified Fuel Cell Properties of Energy Storage Technologies related to its hydrogen storage and liquefaction assets at its Louisiana hydrogen plant owned by Hidrogenii, the Company’s joint venture with Olin. A base rate credit of 6% is available to qualified energy storage property in the year that it is placed in-service, with availability of increased credit rates if the property qualifies. The Company determined that it qualified for a rate credit of 30%. As the ITC is considered a transferable tax credit, the Company accounts for it as a grant related to assets. Therefore, the ITC was recognized as a reduction to the Louisiana hydrogen production plant’s cost-basis, recognized within property, plant, and equipment, net in the unaudited interim condensed consolidated balance sheets, which will reduce future depreciation over the next 30 years. As of March 31, 2026, the balance of the ITC was $39.2 million and was recognized in prepaid expenses, tax credits, and other current assets in the unaudited interim condensed consolidated balance sheets.

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

Future payments under non-cancellable unconditional purchase obligations with a remaining term in excess of one year as of March 31, 2026 were as follows (in thousands):

Remainder of 2026	25,355
2027	36,577
2028	39,555
2029	—
2030	—
2031 and thereafter	—
Total	101,487

During 2025, the Company finalized the renegotiation of a supplier arrangement that previously contained minimum purchase requirements. As of March 31, 2026 and December 31, 2025, the Company had a remaining liability of $19.8 million and $27.2 million, respectively, which was recorded in contingent consideration, loss accrual for service contracts, and other current liabilities. During the three months ended March 31, 2026, the Company made payments of $6.8 million that reduced the liability.

Restructuring

In January 2026, the Company initiated reductions to its workforce (the “2026 Restructuring Plan”). We began executing the 2026 Restructuring Plan in January 2026 and expect the 2026 Restructuring Plan to be substantially completed in the second quarter of 2026, subject to local law and consultation requirements.

In March 2025, the Company announced initiatives to reduce its workforce, realign its manufacturing footprint and streamline its organization to enhance operational efficiency and improve overall liquidity (the “2025 Restructuring Plan”). We began executing the 2025 Restructuring Plan in March 2025 and it was effectively completed during the fourth quarter of 2025.

During the three months ended March 31, 2026 and 2025, the Company incurred $1.4 million and $17.2 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. The following table reflects the category of restructuring charges incurred during the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Employee severance and benefit arrangements	$1,425	$15,887
Legal and professional fees	—	171
Lease and contract termination costs	—	1,096
Total restructuring charges	$1,425	$17,154

The accrued restructuring balances as of March 31, 2026 and December 31, 2025 were recorded in the accrued expenses financial statement line item in the unaudited interim condensed consolidated balance sheets. Accrued restructuring activities during the three months ended March 31, 2026 were as follows (in thousands):

Accrued balance as of December 31, 2025	$978
Accruals and adjustments	1,425
Cash payments	(1,337)
Accrued balance as of March 31, 2026	$1,066

As of March 31, 2026, total accrued expenses related to restructuring activities were comprised of $1.1 million of employee severance and benefit arrangements.

We estimate that we will incur future restructuring costs of $0.2 million related to employee severance and benefit arrangements during the second half of 2026. The actual timing and amount of such costs associated may differ from our current expectations and estimates and such differences may be material.

Extended Maintenance Contracts

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for sales of equipment, related infrastructure and other that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts (in thousands):

	Three months ended	Year ended
	March 31, 2026	December 31, 2025
Beginning balance	$67,987	$134,356
Benefit for loss accrual	(7,797)	(23,901)
Releases to service cost of sales	(6,871)	(42,877)
Decrease to loss accrual related to customer warrants	(17)	(706)
Foreign currency translation adjustment	(113)	1,115
Ending balance	$53,189	$67,987

Product Warranty Reserve

On a quarterly basis, we evaluate our product warranty reserve. The Company applies a failure rate based on product type on total products under warranty identified through a contract-by-contract review to determine its product warranty reserve liability. The Company’s product warranty reserve liability balance as of March 31, 2026 and December 31, 2025 was $22.8 million and $23.0 million, respectively.

Critical Accounting Estimates

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

We believe that the following are our most critical accounting estimates and assumptions the Company must make in the preparation of our unaudited interim condensed consolidated financial statements and related notes thereto.

There have been no changes in our critical accounting estimates from those reported in our 2025 Form 10-K.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In July 2025, Accounting Standards Update 2025-05 (“ASU 2025-05”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, was issued to address challenges encountered when applying the guidance in Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This standard introduces a practical expedient for entities that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2025 with early adoption permitted. The Company adopted this guidance on January 1, 2026, with no material effect on the Company’s financial position or results of operations.

In November 2024, ASU 2024-04, Debt with Conversion and Other Options (“ASU 2024-04”), was issued to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20. This standard is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2026, with no material effect on the Company’s financial position or results of operations.

Recent Accounting Guidance Not Yet Effective

Other than the accounting standards mentioned in our 2025 Form 10-K, all issued but not yet effective accounting and reporting standards as of March 31, 2026 are either not applicable to the Company or are not expected to have a material impact on the Company.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no material change from the information provided in the Company’s 2025 Form 10-K under the section titled Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 17, “Commitments and Contingencies,” within Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion regarding material legal proceedings.

Except as otherwise noted, there have been no material developments in legal proceedings. For previously reported information about legal proceedings, refer to Note 25, “Commitments and Contingencies,” of the notes to the Company’s consolidated financial statements in the 2025 Form 10-K.

Item 1A – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the Company’s business, financial condition or future results discussed in the Company’s 2025 Form 10-K in Part I, Item 1A “Risk Factors.” The risks described in the 2025 Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. As a supplement to the risk factors identified in the 2025 Form 10-K, below we have set forth an updated risk factor. Other than as provided below, there have been no material changes to the risk factors identified in the 2025 Form 10-K.

Disruptions to international shipping routes and regional instability, including in and around the Strait of Hormuz, may delay deliveries, increase costs, and adversely affect our ability to fulfill customer orders and recognize revenue.

We rely on global logistics, including shipping routes through the Middle East and other key transit networks, to deliver products to our customers. Disruptions affecting these supply chain routes, including geopolitical tensions, military activity, or other instability, may delay, restrict, or prevent the movement of goods, increase transit times, or significantly increase freight, insurance, and security costs. For example, we have experienced and may continue to experience delays in delivering customer orders due to disruptions in and around critical chokepoints such as the Strait of Hormuz. In response, we have utilized, and may continue to utilize, alternative logistics solutions, including overland transportation and rerouting through other ports, which has increased our logistics costs and extended delivery timelines. However, such alternatives may be limited, less reliable, more costly, or unavailable on commercially reasonable terms. They may also introduce additional risks, including damage to products, loss in transit, customs or border delays, and reduced visibility into shipment status.

These types of disruptions may impair our ability to fulfill customer orders in a timely manner, delay commissioning and installation, and defer revenue recognition and cash collections. In addition, we may incur incremental costs such as additional freight, storage, or contractual penalties, and we may be required to provide concessions or other accommodations to customers. Prolonged or severe disruptions could also result in order cancellations, reduced demand, or damage to customer relationships. If we are unable to effectively manage these logistics and transportation risks or adapt our supply chain and delivery methods in a timely and cost-effective manner, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

Item 5 (a) –

On May 11, 2026, the Company and Benjamin Haycraft, the Company’s Chief Strategy Officer and General Manager, EMEA Region entered into Amendment No. 2 to Mr. Haycraft’s employment agreement (the “Employment Agreement”) which, among other things: (i) increased his annual base salary to €440,000, effective September 6, 2025; (ii) revised the contractual termination indemnity upon a qualifying termination outside of a Change of Control (as defined in the Employment Agreement) to be equal to 100% of his annual base salary at the time of notification of termination; (iii) provided that, upon a qualifying termination within 12 months following a Change of Control, he is entitled to a termination indemnity equal to (x) 100% of his annual base salary (based on a three-year average or, if higher, his annual base salary in effect immediately prior to the Change of Control) plus (y) 100% of his average annual bonus over the three fiscal years preceding the Change of Control (or, if higher, his annual bonus for the last fiscal year immediately prior to the Change of Control); (iv) provided for full and immediate accelerated vesting of stock options and other stock-based awards subject solely to time-based vesting upon a qualifying termination, whether or not in connection with a Change of Control, and extended the post-termination option exercisability period to the earlier of twenty-four (24) months following the termination date or the expiration of the original term of the applicable stock option, in all qualifying scenarios; (v) added a material breach of the Employment Agreement by the Company as an additional trigger for termination for Good Reason (as defined in the Employment Agreement); and (vi) revised the definition of change of control to mean a "Sale Event" (as defined in the Company’s 2021 Stock Option and Incentive Plan, as amended).

Item 5 (c) –

Director and Officer Trading Arrangements

On March 9, 2026, Maureen Helmer, a member of the Company’s Board of Directors, adopted a new stock trading plan established pursuant to Rule 10b5-1 of the Exchange Act (the “New Plan”), which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), and which provides for the sale of up to 164,863 shares of the Company’s common stock upon the later of: 1) June 8, 2026; or 2) the earlier of: a) the third business day following the disclosure of the Issuer’s financial results in a Form 10-Q or Form 10-K for the completed fiscal quarter in which the New Plan is adopted; or b) July 8, 2026. The New Plan was adopted during an open insider trading window.

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

3.10	Seventh Amended and Restated By-laws of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 26, 2024 and incorporated by reference herein)
10.1*#†	Executive Employment Agreement (Indefinite Term Employment Contract (Contrat de Travail à Durée Indéterminée)), dated as of March 30, 2021, between Plug Power Inc. and Benjamin Haycraft
10.2*#†	Amendment No. 1 to Executive Employment Agreement, dated as of February 27, 2025, between Plug Power Inc. and Benjamin Haycraft
10.3*#†	Amendment No. 2 to Executive Employment Agreement, dated as of May 11, 2026, between Plug Power Inc. and Benjamin Haycraft
10.4

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
†

Certain portions of this exhibit have been omitted pursuant to Item 601(a)(6) of Regulation S-K because the information is of the type that would constitute an unwarranted invasion of personal privacy. The Company hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certification is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: May 11, 2026	By:	/s/ Jose Luis Crespo
Jose Luis Crespo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)