Form 10-Q
period 2026-06-30
PLUG POWER INC
filed 2026-08-10
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

The number of shares of common stock, par value of $.01 per share, outstanding as of August 6, 2026 was 1,397,195,278 shares.

PART I. FINANCIAL INFORMATION

Item 1 — Interim Condensed Consolidated Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$161,894	$368,540
Restricted cash	155,523	186,746
Accounts receivable, net of allowance of $39,278 as of June 30, 2026 and $46,805 as of December 31, 2025	125,861	134,758
Inventory, net	493,445	520,968
Contract assets	103,178	105,268
Prepaid expenses, tax credits, and other current assets	106,436	93,988
Total current assets	1,146,337	1,410,268

Restricted cash	354,111	438,698
Property, plant, and equipment, net	243,995	281,001
Right of use assets related to finance leases, net	35,938	44,852
Right of use assets related to operating leases, net	157,370	182,206
Equipment related to power purchase agreements and fuel delivered to customers, net	142,350	122,926
Contract assets	18,493	24,137
Intangible assets, net	27,292	29,228
Investments in non-consolidated entities and non-marketable securities	50,705	46,909
Other assets	15,975	14,343
Total assets(A)	$2,192,566	$2,594,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$144,259	$168,744
Accrued expenses	105,692	128,010
Deferred revenue and other contract liabilities	60,304	66,742
Operating lease liabilities	56,200	70,407
Finance lease liabilities	9,523	10,934
Finance obligations	57,670	76,160
Current portion of convertible debt instruments, net	—	2,583
Current portion of long-term debt	314	626
Contingent consideration, loss accrual for service contracts, and other current liabilities (of which $1,971 was measured at fair value as of June 30, 2026 and $4,871 was measured at fair value as of December 31, 2025)	59,921	86,382
Total current liabilities	493,883	610,588

Deferred revenue and other contract liabilities	26,145	34,203
Operating lease liabilities	158,512	194,709
Finance lease liabilities	19,343	17,627
Finance obligations	156,181	191,806
Warrant liabilities	136,254	52,323
Convertible debt instruments, net	577,998	431,014
Long-term debt	1,210	1,306
Contingent consideration, loss accrual for service contracts, and other liabilities (of which $6,012 was measured at fair value as of June 30, 2026 and $6,906 was measured at fair value as of December 31, 2025)	35,750	57,678
Total liabilities(A)	1,605,276	1,591,254

Stockholders’ equity:
Common stock, $.01 par value per share; 3,000,000,000 shares authorized as of June 30, 2026 and 1,500,000,000 shares authorized as of December 31, 2025; Issued (including shares in treasury): 1,397,924,047 as of June 30, 2026 and 1,394,241,538 as of December 31, 2025	13,980	13,943
Additional paid-in capital	9,227,977	9,186,314
Accumulated other comprehensive income	2,450	6,796
Accumulated deficit	(8,659,550)	(8,226,039)
Less common stock in treasury: 1,025,649 as of June 30, 2026 and 970,588 as of December 31, 2025	(3,104)	(2,945)
Total Plug Power Inc. stockholders’ equity	581,753	978,069
Non-controlling interest(A)	5,537	25,245
Total stockholders’ equity	587,290	1,003,314
Total liabilities and stockholders’ equity	$2,192,566	$2,594,568

(A)	Includes balances associated with a consolidated variable interest entity (“VIE”), including amounts reflected in “total assets” that can only be used to settle obligations of the VIE of $13,641 and $51,801 as of June 30, 2026 and December 31, 2025, respectively, as well as liabilities of the VIE reflected within “total liabilities” for which creditors do not have recourse to the general credit of Plug Power Inc. of $2,566 and $1,311 as of June 30, 2026 and December 31, 2025, respectively. Refer to Note 19, “Variable Interest Entities,” for additional information.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenue:
Sales of equipment, related infrastructure and other	$81,898	$99,173	$160,920	$162,679
Services performed on fuel cell systems and related infrastructure	29,844	16,367	51,814	33,241
Power purchase agreements	26,932	23,633	53,222	46,843
Fuel delivered to customers and related equipment	39,472	34,399	75,267	63,856
Other	153	398	589	1,025
Net revenue	178,299	173,970	341,812	307,644
Cost of revenue:
Sales of equipment, related infrastructure and other	80,326	117,280	165,653	191,836
Services performed on fuel cell systems and related infrastructure	21,724	9,996	36,145	24,458
Benefit for loss contracts related to service	(15,674)	(10,832)	(23,488)	(1,944)
Power purchase agreements	35,000	45,272	75,148	95,204
Fuel delivered to customers and related equipment	58,495	65,636	111,387	124,990
Other	103	83	249	426
Total cost of revenue	179,974	227,435	365,094	434,970

Gross loss	(1,675)	(53,465)	(23,282)	(127,326)

Operating expenses:
Research and development	13,420	12,193	25,533	29,550
Selling, general and administrative	29,267	87,893	99,475	168,732
Restructuring	184	2,964	1,609	20,118
Impairment	19,365	20,599	23,221	21,663
Change in fair value of contingent consideration	197	(168)	477	(11,987)
Total operating expenses	62,433	123,481	150,315	228,076

Operating loss	(64,108)	(176,946)	(173,597)	(355,402)

Interest income	2,592	5,845	6,437	10,998
Interest expense	(16,889)	(15,938)	(34,240)	(27,424)
Other (expense)/income, net	(7,199)	3,817	(6,113)	5,107
(Loss)/gain on extinguishment of convertible debt instruments and finance obligations	(90)	(5,475)	1,715	(9,127)
Change in fair value of convertible debt instruments	(74,235)	9,240	(145,017)	1,902
Change in fair value of debt	—	(3,408)	—	(3,408)
Change in fair value of warrant liabilities	(29,291)	—	(83,931)	—
Loss on equity method investments	(675)	(45,850)	(1,145)	(48,220)

Loss before income taxes	$(189,895)	$(228,715)	$(435,891)	$(425,574)

Income tax expense	(207)	(12)	(248)	(12)

Net loss	$(190,102)	$(228,727)	$(436,139)	$(425,586)

Net loss attributable to non-controlling interest	(1,895)	(1,628)	(2,628)	(1,831)

Net loss attributable to Plug Power Inc.	$(188,207)	$(227,099)	$(433,511)	$(423,755)

Net loss per share attributable to Plug Power Inc.:
Basic and diluted	$(0.14)	$(0.20)	$(0.31)	$(0.41)

Weighted average number of common stock outstanding	1,391,212,670	1,126,627,283	1,390,446,779	1,036,697,246

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss	$(190,102)	$(228,727)	$(436,139)	$(425,586)
Other comprehensive (loss)/income:
Foreign currency translation (loss)/gain	(992)	8,709	(4,346)	5,980
Comprehensive loss, net of tax	$(191,094)	$(220,018)	$(440,485)	$(419,606)
Less: comprehensive loss attributable to non-controlling interest	(1,895)	(1,628)	(2,628)	(1,831)
Total comprehensive loss attributable to Plug Power Inc.	$(189,199)	$(218,390)	$(437,857)	$(417,775)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated				Total
			Additional	Other				Plug Power		Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’	Non-controlling	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Shares	Amount	Deficit	Equity	Interests	Equity
December 31, 2025	1,394,241,538	$13,943	$9,186,314	$6,796	970,588	$(2,945)	$(8,226,039)	$978,069	$25,245	$1,003,314
Net loss	—	—	—	—	—	—	(245,304)	(245,304)	(733)	(246,037)
Other comprehensive loss	—	—	—	(3,354)	—	—	—	(3,354)	—	(3,354)
Stock-based compensation	1,432,765	14	13,924	—	—	—	—	13,938	—	13,938
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	(30,913)	—	90	—	—	—	—	90	—	90
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	16,907	(37)	—	(37)	—	(37)
Provision for common stock warrants	—	—	5,675	—	—	—	—	5,675	—	5,675
Additional paid-in capital due to contributions to consolidated VIE	—	—	733	—	—	—	—	733	(733)	—
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	300	300
March 31, 2026	1,395,643,390	$13,957	$9,206,736	$3,442	987,495	$(2,982)	$(8,471,343)	$749,810	$24,079	$773,889
Net loss	—	—	—	—	—	—	(188,207)	(188,207)	(1,895)	(190,102)
Other comprehensive loss	—	—	—	(992)	—	—	—	(992)	—	(992)
Stock-based compensation	676,325	7	14,291	—	—	—	—	14,298	—	14,298
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	1,604,332	16	1,530	—	—	—	—	1,546	—	1,546
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	38,154	(122)	—	(122)	—	(122)
Provision for common stock warrants	—	—	5,247	—	—	—	—	5,247	—	5,247
Additional paid-in capital due to contributions to consolidated VIE	—	—	173	—	—	—	—	173	(173)	—
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(16,474)	(16,474)
June 30, 2026	1,397,924,047	$13,980	$9,227,977	$2,450	1,025,649	$(3,104)	$(8,659,550)	$581,753	$5,537	$587,290

December 31, 2024	934,126,897	$9,342	$8,430,537	$(2,502)	20,230,043	$(108,795)	$(6,594,445)	$1,734,137	$73,619	$1,807,756
Net loss	—	—	—	—	—	—	(196,656)	(196,656)	(203)	(196,859)
Other comprehensive loss	—	—	—	(2,729)	—	—	—	(2,729)	—	(2,729)
Stock-based compensation	1,545,763	15	11,072	—	—	—	—	11,087	—	11,087
Public offerings, common stock, net of issuance costs	51,654,177	517	275,536	—	—	—	—	276,053	—	276,053
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	(157,005)	(2)	2	—	—	—	—	—	—	—
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	27,027	(49)	—	(49)	—	(49)
Provision for common stock warrants	—	—	7,049	—	—	—	—	7,049	—	7,049
Additional paid-in capital due to contributions to consolidated VIE	—	—	(1,971)	—	—	—	—	(1,971)	1,971	—
Principal payment of convertible debenture settled in common stock	10,440,906	105	30,174	—	—	—	—	30,279	—	30,279
March 31, 2025	997,610,738	$9,977	$8,752,399	$(5,231)	20,257,070	$(108,844)	$(6,791,101)	$1,857,200	$75,387	$1,932,587
Net loss	—	—	—	—	—	—	(227,099)	(227,099)	(1,628)	(228,727)
Other comprehensive income	—	—	—	8,709	—	—	—	8,709	—	8,709
Stock-based compensation	2,947,415	29	13,051	—	—	—	—	13,080	—	13,080
Warrants issued with 15.00% Secured Debenture	—	—	6,069	—	—	—	—	6,069	—	6,069
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	(133,820)	(1)	1	—	—	—	—	—	—	—
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	172,896	(158)	—	(158)	—	(158)
Provision for common stock warrants	—	—	9,164	—	—	—	—	9,164	—	9,164
Additional paid-in capital due to contributions to consolidated VIE	—	—	(6,044)	—	—	—	—	(6,044)	6,044	—
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	3,091	3,091
Principal payment of convertible debenture settled in common stock	28,295,151	283	19,723	—	—	—	—	20,006	—	20,006
Exercises of pre-funded warrants	138,930,464	1,389	(1,250)	—	—	—	—	139	—	139
Expiration of common stock forward and retirement of related shares	(1,935,900)	(19)	(3,679)	—	(1,935,900)	3,698	—	—	—	—
June 30, 2025	1,165,714,048	$11,658	$8,789,434	$3,478	18,494,066	$(105,304)	$(7,018,200)	$1,681,066	$82,894	$1,763,960

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2026	2025
Operating activities
Net loss	$(436,139)	$(425,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	12,871	24,910
Amortization of intangible assets	1,822	4,008
Lower of cost or net realizable value inventory adjustments and provision for excess and obsolete inventory	15,166	21,166
Stock-based compensation	26,888	24,167
(Gain)/loss on extinguishment of convertible debt instruments and finance obligations	(1,715)	9,127
Provision for losses on accounts receivable	2,394	4,672
Amortization of discount/(premium) of debt issuance costs on convertible debt instruments and long-term debt	2,081	(214)
Provision for common stock warrants	18,950	18,599
Impairment	23,221	21,663
Recovery on service contracts	(35,175)	(25,806)
Change in fair value of contingent consideration	477	(11,987)
Change in fair value of convertible debt instruments	145,017	(1,902)
Change in fair value of debt	—	3,408
Change in fair value of warrant liabilities	83,931	—
Loss on equity method investments	1,145	48,220
Changes in operating assets and liabilities that provide/(use) cash:
Accounts receivable	6,503	13,829
Inventory	3,530	16,356
Contract assets	(6,942)	(5,210)
Prepaid expenses and other assets	(11,189)	41,691
Accounts payable, accrued expenses, and other liabilities	(49,394)	(4,077)
Deferred revenue and other contract liabilities	(13,910)	(54,938)
Payments of contingent consideration	(1,918)	(8,341)
Payments of operating lease liabilities, net	(31,719)	(11,133)
Net cash used in operating activities	(244,105)	(297,378)

Investing activities
Purchases of property, plant and equipment	(8,711)	(79,069)
Proceeds from sale of property, plant and equipment	1,035	—
Proceeds from sale of investment tax credit	36,148	—
Purchases of equipment related to power purchase agreements and equipment related to fuel delivered to customers	(30,064)	(7,409)
Cash paid for non-consolidated entities and non-marketable securities	(6,600)	(838)
Net cash used in investing activities	(8,192)	(87,316)

Financing activities
Payments of contingent consideration	(2,330)	—
Proceeds from public and private offerings, net of transaction costs	—	276,192
Payments of tax withholding on behalf of employees for net stock settlement of stock-based compensation	(159)	(207)
Proceeds from exercise of stock options	1,636	—
Contributions by non-controlling interest	300	750
Distributions to non-controlling interest	(16,474)	—
Principal payments on convertible debt instruments	(2,413)	(185,962)
Premium on principal of convertible debt instruments settled in cash	—	(3,832)
Proceeds from debt issuance	—	199,500
Principal payments on long-term debt	(692)	(688)
Cash paid for capitalized closing fees related to DOE loan guarantee	—	(13,414)
Principal repayments of finance obligations and finance leases	(47,788)	(46,275)
Net cash (used in)/provided by financing activities	(67,920)	226,064
Effect of exchange rate changes on cash	(2,239)	(5,278)
Decrease in cash and cash equivalents	(206,646)	(64,957)
Decrease in restricted cash	(115,810)	(98,951)
Cash, cash equivalents, and restricted cash beginning of period	993,984	1,040,709
Cash, cash equivalents, and restricted cash end of period	$671,528	$876,801

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $0 and $8.9 million, respectively	$31,828	$28,034

Summary of non-cash activity
Recognition of right of use asset - finance leases	6,055	—
Recognition of right of use asset - operating leases	1,562	21,596
Principal payment on convertible debenture paid in common stock	—	50,000
Contributions of property, plant, and equipment from non-controlling interest	—	2,341
Increase to other current assets due to net transfers between other current assets and long-lived assets	39,200	—
Decrease to contract assets due to net transfers between contract assets and long-lived assets	(6,106)	—
(Decrease)/increase to inventory due to net transfers between inventory and long-lived assets	(9,098)	4,794
Accrued purchase of fixed assets, cash to be paid in subsequent period	22,285	40,814

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

Liquidity and Capital Resources

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of approximately $190.1 million and $228.7 million during the three months ended June 30, 2026 and 2025, respectively. The Company incurred net losses of approximately $436.1 million and $425.6 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company’s working capital was $652.5 million, which included unrestricted cash and cash equivalents of $161.9 million and current restricted cash of $155.5 million, and the Company had an accumulated deficit of $8.7 billion.

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

The Company has an “at-the-market” equity offering program with B. Riley Securities, Inc. (“B. Riley”) and Yorkville Securities, LLC (“Yorkville”) pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion under a sales agreement. The “at-the-market” equity offering program will terminate upon the earliest of (a) August 15, 2027, with respect to principal and agency transactions, (b) the sale of all shares of common stock under the program or (c) termination of the sales agreement. During the three and six months ended June 30, 2026, the Company sold no shares of common stock pursuant to the “at-the-market” equity offering program. As of June 30, 2026, the Company had $944.1 million of aggregate gross sales price of shares available to be sold under the “at-the-market” equity offering program.

The Company has also entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, pursuant to which the Company has the right, at its option, to sell to Yorkville up to $1.0 billion in the aggregate gross sales price of its common stock, subject to certain limitations and conditions set forth therein. The Company has the right, but not the obligation, from time to time at its sole discretion to direct Yorkville to purchase directly from the Company up to $10.0 million in the aggregate gross sales price of its common stock on any trading day. The SEPA expires on February 10, 2027. During the three and six months ended June 30, 2026, the Company sold no shares of common stock pursuant to the SEPA.

Subsequent to June 30, 2026, on August 7, 2026, the Company received $40.0 million in connection with the closing of the sale of high-voltage electrical infrastructure assets located at the Company's Graham, Texas project to Stream U.S. Data Centers, LLC, as further described in Note 20, "Subsequent Events." The Company expects these proceeds to provide additional near-term liquidity as it continues to execute on its strategic infrastructure optimization initiative.

The Company believes that its working capital, cash position and restricted cash to be released over the next 12 months, and amortization requirements of the Company’s finance obligations, together with other key assumptions, support the Company’s conclusion that it has sufficient capital to fund its ongoing operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited interim condensed consolidated financial statements. Key assumptions are based on factors such as forecasted sales and costs, the Company’s right to direct B. Riley and Yorkville to purchase shares from the Company under the “at-the-market” equity offering program, and the Company’s right to direct Yorkville to purchase shares from the Company under the SEPA.

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

Impairment

During the three and six months ended June 30, 2026, the Company recorded impairment charges primarily due to the strategic exit of material handling investments at customer sites impacting equipment related to power purchase agreements and fuel delivered to customers, net of $11.7 million and $12.6 million to the impairment financial statement line item in the unaudited interim condensed consolidated statement of operations, respectively. In addition, during the three and six months ended June 30, 2026, the Company recorded impairment charges of $2.5 million and $5.2 million related to the Company’s property, plant and equipment, net to the impairment financial statement line item in the unaudited interim condensed consolidated statement of operations, respectively, primarily due to assets that are no longer in service. Furthermore, during the three and six months ended June 30, 2026, the Company recorded an impairment charge of $5.2 million related to the Company’s right of use assets related to finance leases, net to the impairment financial statement line item in the unaudited interim condensed consolidated statement of operations, primarily due to changes in lease terms. Finally, during the three and six months ended June 30, 2026, the Company recorded impairment charges of

$0 and $0.2 million related to a prepaid expense to the impairment financial statement line item in the unaudited interim condensed consolidated statement of operations, respectively.

Recoveries of Previously-Impaired Contract Assets, Property, Plant and Equipment and Other Assets

During the three months ended June 30, 2026, the Company recognized recoveries on previously-impaired contract assets, property, plant and equipment and other assets totaling $39.7 million. As disclosed in Note 17, “Commitments and Contingencies,” the Company recognized a recovery of $37.0 million associated with the resolution of a contract dispute on a previously-impaired contract asset. In addition, the Company recognized a recovery of $2.2 million associated with previously-impaired property, plant and equipment and a recovery of $0.5 million associated with an asset that was recorded within other assets in the unaudited condensed consolidated balance sheets. The Company recorded such recoveries of $39.7 million within selling, general, and administrative expenses in the unaudited interim condensed consolidated statements of operations. This classification aligns with the presentation of the Company’s historical impairment charges, which were also recorded within the Company's operating expenses.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

There have been no significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

Recent Accounting Guidance Not Yet Effective

In May 2026, Accounting Standards Update 2026-02 (“ASU 2026-02”), Environmental Credits and Environmental Credit Obligations (Topic 818), was issued to improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2027 with early adoption permitted. The Company has not yet adopted ASU 2026-02 and is still evaluating the impact of the adoption on its unaudited interim condensed consolidated financial statements.

3. Inventory

Inventory as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials and supplies	$338,210	$350,910
Work-in-process	91,177	84,250
Finished goods	64,058	85,808
Inventory	$493,445	$520,968

Inventory is comprised of raw materials and supplies, work-in-process, and finished goods. The Company has recorded reductions to inventory comprising excess and obsolete items and related lower of cost or net realizable value adjustments of $135.1 million and $151.9 million as of June 30, 2026 and December 31, 2025, respectively.

4. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of June 30, 2026 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	11 years	$15,994	$(3,832)	$12,162
Dry stack electrolyzer technology	10 years	11,352	(2,680)	8,672
Customer relationships, trade name, and other	14 years	7,339	(881)	6,458
		$34,685	$(7,393)	$27,292

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

The change in the gross carrying amount of the acquired technology and customer relationships, trade name and other during the six months ended June 30, 2026 was due to foreign currency translation.

Amortization expense for acquired identifiable intangible assets during the three months ended June 30, 2026 and 2025 was $0.9 million and $2.0 million, respectively. Amortization expense for acquired identifiable intangible assets during the six months ended June 30, 2026 and 2025 was $1.8 million and $4.0 million, respectively.

The estimated amortization expense for subsequent years as of June 30, 2026 is as follows (in thousands):

Remainder of 2026	$1,833
2027	3,666
2028	3,329
2029	3,215
2030	3,195
2031 and thereafter	12,054
Total	$27,292

5. Investments

Investments in Non-consolidated Entities and Non-marketable Securities

Non-marketable Securities

Our investment in non-marketable securities was $12.8 million as of June 30, 2026 and December 31, 2025, respectively, of which $10.2 million matures within the next 12 months and is included in prepaid expenses, tax credits, and other current assets on the Company’s unaudited interim condensed consolidated balance sheets.

Equity Method Investments

As of June 30, 2026 and December 31, 2025, the Company accounted for the following investments in the investee’s common stock under the equity method, which are included in the investments in non-consolidated entities and non-marketable securities on the unaudited interim condensed consolidated balance sheets (amounts in thousands):

		As of June 30, 2026		As of December 31, 2025
	Formation	Common Stock	Carrying	Common Stock	Carrying
Investee	Date	Ownership %	Value	Ownership %	Value
AccionaPlug S.L.	Q4 2021	50%	4,143	50%	4,531
Clean H2 Infra Fund	Q4 2021	5%	43,944	5%	39,760
			$48,087		$44,291

During the three months ended June 30, 2026, the Company contributed approximately $0.2 million and $6.0 million to AccionaPlug S.L. and Clean H2 Infra Fund, respectively. During the three months ended June 30, 2025, the Company contributed approximately $0.3 million and $0 to AccionaPlug S.L. and Clean H2 Infra Fund, respectively.

During the six months ended June 30, 2026, the Company contributed approximately $0.6 million and $6.0 million to AccionaPlug S.L. and Clean H2 Infra Fund, respectively. During the six months ended June 30, 2025, the Company contributed approximately $0.8 million and $0 to AccionaPlug S.L. and Clean H2 Infra Fund, respectively.

As of June 30, 2026, the Company did not have any known capital commitments to its equity method investments.

6. Fair Value Measurements

The Company records the fair value of assets and liabilities in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

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

The following table summarizes the carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
$7.75 Warrants	$136,254	$136,254	$—	$—	$136,254
6.75% Convertible Senior Notes	577,998	577,998	577,998	—	—
Contingent consideration	7,983	7,983	—	—	7,983

	As of December 31, 2025
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
$7.75 Warrants	$52,323	$52,323	$—	$—	$52,323
6.75% Convertible Senior Notes	431,014	431,014	431,014	—	—
Contingent consideration	11,777	11,777	4,353	—	7,424

The liabilities measured at fair value on a recurring basis that have unobservable inputs and are therefore categorized as Level 3 are related to the $7.75 Warrants, 6.75% Convertible Senior Notes (each, as defined below) and contingent consideration, all of which are described below.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

$7.75 Warrants

The fair value of the $7.75 Warrants as of June 30, 2026 and December 31, 2025 was comprised of a single financial liability under ASC 825, Financial Instruments (“ASC 825”), with changes in fair value recorded in change in fair value of warrant liabilities in the unaudited interim condensed consolidated statements of operations.

The Company estimated and recorded the fair value of the $7.75 Warrants as of June 30, 2026 and December 31, 2025 based on a Black-Scholes Option Pricing Model. The valuations utilized significant Level 3 unobservable inputs, including volatility. Other significant assumptions include risk-free rate, exercise price, the Company’s common stock price and maturity date. Significant judgment is required in selecting the significant inputs and assumptions. Actual assumptions may differ from our current estimates and such differences could materially impact the fair value of the $7.75 Warrants.

Refer to Note 7, “Warrant Liabilities,” for the significant assumptions utilized in the fair value of the $7.75 Warrants as of June 30, 2026 and December 31, 2025, respectively, as well as the change in the carrying amount of the $7.75 Warrants during the three and six months ended June 30, 2026.

6.75% Convertible Senior Notes

The fair value of the 6.75% Convertible Senior Notes as of June 30, 2026 and December 31, 2025 was comprised of a single financial liability in which the Company elected the fair value option under ASC 825, with changes in fair value recorded in change in fair value of convertible debt instruments in the unaudited interim condensed consolidated statements of operations. The Company elected the fair value option due to its multiple conversion features required to be presented at fair value. The Company has also elected to present interest expense separately from the change in fair value of convertible debt instruments measured at fair value through earnings. Total changes in the fair value of the liability that resulted from a change in the instrument-specific credit risk are separately recorded in other comprehensive income. There was no change in the instrument-specific credit risk during the three and six months ended June 30, 2026.

As of June 30, 2026 and December 31, 2025, the Company estimated and recorded the fair value of the 6.75% Convertible Notes utilizing Level 1 inputs based on recent trading activity compared to a Lattice Model which utilized significant Level 3 unobservable inputs, including volatility and calibrated yield, as of March 31, 2026. As such, the 6.75%

Convertible Senior Notes were transferred from Level 3 to Level 1 during the three months ended June 30, 2026 due to the resumption of sufficient observable trading activity for the 6.75% Convertible Notes.

Refer to Note 8, “Convertible Senior Notes,” for the change in the carrying amount of the 6.75% Convertible Senior Notes during the three and six months ended June 30, 2026.

Contingent consideration

The fair value of contingent consideration as of June 30, 2026 was related to the Joule Processing LLC (“Joule”) acquisition in 2022 and the fair value of contingent consideration as of December 31, 2025 was related to the Joule acquisition in 2022 and the Frames Holding B.V. (“Frames”) acquisition in 2021.

In the unaudited interim condensed consolidated balance sheets, contingent consideration was recorded in the contingent consideration, loss accrual for service contracts, and other current liabilities and contingent consideration, loss accrual for service contracts, and other liabilities financial statement line items and was comprised of the following unobservable inputs as of June 30, 2026:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Contingent consideration	$7,983	Scenario-based method	Credit spread	13.90%
			Discount rate	18.09%
	7,983

In the unaudited interim condensed consolidated balance sheets, contingent consideration was recorded in the contingent consideration, loss accrual for service contracts, and other current liabilities and contingent consideration, loss accrual for service contracts, and other liabilities financial statement line items and was comprised of the following unobservable inputs as of December 31, 2025:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Contingent consideration	$7,424	Scenario-based method	Credit spread	11.77%
			Discount rate	15.44% - 15.45%
	7,424

The change in the carrying amount of contingent consideration during the six months ended June 30, 2026 was as follows (in thousands):

Beginning balance as of December 31, 2025	$11,777
Cash payments	(4,248)
Change in fair value of contingent consideration	280
Foreign currency translation adjustment	(23)
Ending balance as of March 31, 2026	$7,786
Change in fair value of contingent consideration	197
Ending balance as of June 30, 2026	$7,983

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

As of June 30, 2026 and December 31, 2025, the $7.75 Warrants were valued at $136.3 million and $52.3 million, respectively, using the following Black-Scholes assumptions:

	As of
	June 30, 2026	December 31, 2025
Risk-free interest rate	4.11%	3.43%
Volatility	104.00%	80.00%
Expected average term (years)	1.72	2.22
Exercise price	$7.75	$7.75
Stock price	$2.71	$1.97
Fair value per share	$0.73	$0.28

The change in the carrying amount of the $7.75 Warrants during the six months ended June 30, 2026 was as follows (in thousands):

Beginning balance as of December 31, 2025	$52,323
Change in fair value of warrant liabilities	54,640
Ending balance as of March 31, 2026	$106,963
Change in fair value of warrant liabilities	29,291
Ending balance as of June 30, 2026	$136,254

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

The notes are convertible at the option of the holders at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture; provided that unless and until the reserved share effective date occurs, the Company will settle conversion of notes solely with cash. There were no conversions of the 6.75% Convertible Senior Notes during the three and six months ended June 30, 2026. As of June 30, 2026, the Company was in compliance with all debt covenants associated with the 6.75% Convertible Senior Notes.

The change in the carrying amount of the 6.75% Convertible Senior Notes during the six months ended June 30, 2026 was as follows (in thousands):

Beginning balance as of December 31, 2025	$431,014
Change in fair value of the convertible senior notes	70,782
Amortization of discount	974
Ending balance as of March 31, 2026	$502,770
Change in fair value of the convertible senior notes	74,235
Amortization of discount	993
Ending balance as of June 30, 2026	$577,998

The following table summarizes the total interest expense and effective interest rate related to the 6.75% Convertible Senior Notes during the three and six months ended June 30, 2026 (in thousands, except for the effective interest rate):

	Three months ended	Six months ended
	June 30, 2026	June 30, 2026
Interest expense	$7,377	$14,555
Amortization of discount	993	1,967
Total	$8,370	$16,522
Effective interest rate	7.7%	7.7%

9. Extended Maintenance Contracts and Warranty Reserve

Loss Accrual

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for sales of equipment, related infrastructure and other that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts (in thousands):

	Six months ended	Year ended
	June 30, 2026	December 31, 2025
Beginning balance	$67,987	$134,356
Benefit for loss accrual	(27,940)	(23,901)
Releases to service cost of sales	(11,687)	(42,877)
Increase/(decrease) to loss accrual related to customer warrants	4,452	(706)
Foreign currency translation adjustment	(133)	1,115
Ending balance	$32,679	$67,987

Product Warranty Reserve

On a quarterly basis, we evaluate our product warranty reserve. The Company applies a failure rate based on product type on total products under warranty identified through a contract-by-contract review to determine its product warranty reserve liability. The Company’s product warranty reserve liability balance as of June 30, 2026 and December 31, 2025 was $21.1 million and $23.0 million, respectively.

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

Share-Based Consideration Payable to a Customer

On August 24, 2022, the Company and Amazon.com, Inc. (“Amazon”) entered into a transaction agreement under which the Company concurrently issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the “2022 Amazon Warrant”) to acquire up to 16,000,000 shares of the Company’s common stock. As of June 30, 2026 and December 31, 2025, the balance of the contract asset related to the 2022 Amazon Warrant was $24.1 million and $32.1 million, respectively, which was recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, 4,000,000 and 3,500,000 of the shares related to the 2022 Amazon Warrant had vested, respectively, and none of the shares had been exercised. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the three months ended June 30, 2026 and 2025 was $12.9 million and $3.4 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the six months ended June 30, 2026 and 2025 was $15.9 million and $6.8 million, respectively.

In 2017, the Company issued a warrant to Walmart (the “2017 Walmart Warrant”) to purchase up to 55,286,696 shares of the Company’s common stock, subject to certain vesting events. On December 30, 2025, the Company entered into an agreement with Walmart in which Walmart agreed to forfeit all vested shares of the Company’s common stock related to the 2017 Walmart Warrant and the unvested portions of the 2017 Walmart Warrant were cancelled. Accordingly, no shares of common stock will become issuable by the Company in connection with the 2017 Walmart Warrant. In order to unwind the remaining provision associated with the 2017 Walmart Warrant, the total amount of provision for common stock warrants recorded as a reduction of revenue for the 2017 Walmart Warrant during the three months ended June 30, 2026 and 2025 was $1.5 million and $6.0 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2017 Walmart Warrant during the six months ended June 30, 2026 and 2025 was $3.1 million and $11.6 million, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of foreign currency translation gains and losses. There were no reclassifications from accumulated other comprehensive income during the three and six months ended June 30, 2026 and 2025.

Other comprehensive loss during the three months ended June 30, 2026 increased due to foreign currency translation losses of $1.0 million. Other comprehensive loss during the six months ended June 30, 2026 increased due to foreign currency translation losses of $4.3 million.

11. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

	Three months ended June 30,		Six months ended June 30,
Major products and service lines	2026	2025	2026	2025
Sales of fuel cell systems	$31,930	$15,564	$43,719	$32,220
Sales of hydrogen infrastructure	8,220	11,595	20,830	17,243
Sales of electrolyzers	13,215	44,869	54,097	54,079
Sales of engineered equipment	1,836	301	3,055	1,830
Services performed on fuel cell systems and related infrastructure	29,844	16,367	51,814	33,241
Power purchase agreements	26,932	23,633	53,222	46,843
Fuel delivered to customers and related equipment	39,472	34,399	75,267	63,856
Sales of cryogenic equipment and liquefiers	26,697	26,844	39,219	57,307
Other	153	398	589	1,025
Net revenue	$178,299	$173,970	$341,812	$307,644

Contract balances

Significant changes in the contract assets and the deferred revenue and other contract liabilities balances during the period are as follows (in thousands):

Contract assets	Six months ended	Year ended
	June 30, 2026	December 31, 2025
Transferred to receivables from contract assets recognized at the beginning of the period	$(62,490)	$(21,348)
Transferred to long-lived assets from contract assets recognized at the beginning of the period	(6,106)	—
Change in contract assets related to warrants	(8,011)	(3,729)
Foreign currency translation (loss)/gain	(559)	1,208
Impairment	—	(28,105)
Revenue recognized and not billed as of the end of the period	69,432	63,364
Net change in contract assets	$(7,734)	$11,390

Deferred revenue and other contract liabilities	Six months ended	Year ended
	June 30, 2026	December 31, 2025
Increases due to customer billings, net of amounts recognized as revenue during the period	$33,516	$19,144
Change in contract liabilities related to warrants	17	260
Foreign currency translation (gain)/loss	(603)	6,814
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(47,426)	(127,898)
Net change in deferred revenue and other contract liabilities	$(14,496)	$(101,680)

Estimated future revenue

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period, including provision for common stock warrants (in thousands):

	As of	Expected recognition
	June 30, 2026	period (years)
Sales of fuel cell systems	$56,427	1 - 2
Sales of hydrogen installations and other infrastructure	57,084	1 - 2
Sales of electrolyzers	87,172	1 - 3
Sales of engineered equipment	74	1
Services performed on fuel cell systems and related infrastructure	136,957	1 - 10
Power purchase agreements	226,504	1 - 10
Fuel delivered to customers and related equipment	57,194	1 - 10
Sales of cryogenic equipment and other	45,792	1
Other	1,363	1 - 2
Total estimated future revenue	$668,567

12. Employee Benefit Plans

2011 and 2021 Stock Option and Incentive Plan

Stock-based compensation costs recognized, excluding the Company’s matching contributions of $1.9 million and $2.5 million to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were $10.7 million and $10.0 million during the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation costs recognized, excluding the Company’s matching contributions of $4.8 million and $5.3 million to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were $21.8 million and $18.5 million during the six months ended June 30, 2026 and 2025, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in our 2025 Form 10-K.

The components and classification of stock-based compensation expense, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of sales	$1,234	$1,395	$2,453	$2,482
Research and development	965	875	1,921	2,012
Selling, general and administrative	8,487	7,787	17,472	14,036
	$10,686	$10,057	$21,846	$18,530

Service Stock Options Awards

During the six months ended June 30, 2026, the Company granted 12,841,573 service stock option awards with a weighted average grant-date fair value of $1.94 per share and at a weighted average exercise price of $2.59. In addition, 701,254 service stock option awards were exercised at a weighted average exercise price of $2.33. Finally, 2,138,371 service stock option awards were forfeited at a weighted average exercise price of $6.75. The total fair value of the service stock option awards that vested during the six months ended June 30, 2026 and 2025 was approximately $2.9 million and $5.6 million, respectively.

The Company estimates the fair value of its service stock options using a Black-Scholes valuation model, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. Key inputs and assumptions used to estimate the fair value of the service stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, and an appropriate risk-free rate. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The assumptions made for purposes of estimating fair value under the Black-Scholes model for the 12,841,573 service stock options granted during the six months ended June 30, 2026 were as follows:

Expected term of options (years)	5.00
Risk free interest rate	3.48% - 4.15%
Volatility	90.07% - 101.87%

Compensation cost associated with service stock option awards represented approximately $6.2 million and $4.2 million of the total share-based payment expense recorded during the three months ended June 30, 2026 and 2025, respectively. Compensation cost associated with service stock option awards represented approximately $12.8 million and $7.7 million of the total share-based payment expense recorded during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was approximately $61.6 million of unrecognized compensation cost related to service stock option awards to be recognized over the weighted average remaining period of 2.30 years.

Market Condition Stock Option Awards

During the six months ended June 30, 2026, the Company did not grant market condition stock option awards. No market condition stock option awards were exercised during the six months ended June 30, 2026. Finally, 2,993,501 market condition stock option awards were forfeited at a weighted average exercise price of $13.39.

Compensation cost associated with market condition stock option awards represented approximately $0.3 million and $1.4 million of the total share-based payment expense recorded during the three months ended June 30, 2026 and 2025, respectively. Compensation cost associated with market condition stock option awards represented approximately $0.9 million and $1.7 million of the total share-based payment expense recorded during the six months ended June 30, 2026 and 2025, respectively. Compensation costs associated with these awards are recognized as the requisite service period is rendered, regardless of when, if ever, the market condition is satisfied. As of June 30, 2026, there was approximately $0.1 million of unrecognized compensation cost related to market condition stock option awards to be recognized over the weighted average remaining period of 0.82 years.

As of June 30, 2026, there were no unvested market condition stock option awards for which the employee requisite service period had not been rendered but were expected to vest.

Restricted Stock and Restricted Stock Unit Awards

During the six months ended June 30, 2026, the Company granted 1,928,776 restricted stock and restricted stock unit awards with a weighted average grant-date fair value of $2.59. In addition, 236,377 restricted stock and restricted stock unit awards were forfeited at a weighted average grant-date fair value of $4.77. The total fair value of the 182,730 restricted stock and restricted stock unit awards that vested during the six months ended June 30, 2026 and 2025 was approximately $0.7 million and $5.0 million, respectively.

Compensation cost associated with restricted stock and restricted stock unit awards represented approximately $4.2 million and $4.4 million during the three months ended June 30, 2026 and 2025, respectively. Compensation cost associated with restricted stock and restricted stock unit awards represented approximately $8.2 million and $9.1 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $21.1 million of unrecognized compensation cost related to restricted stock and restricted stock unit awards to be recognized over the weighted average period of 2.21 years.

401(k) Savings & Retirement Plan

The Company issued 1,971,338 and 4,223,083 shares of common stock pursuant to the Plug Power Inc. 401(k) Savings & Retirement Plan during the six months ended June 30, 2026 and 2025, respectively.

The Company’s expense for this plan was approximately $1.9 million and $2.5 million during the three months ended June 30, 2026 and 2025, respectively. The Company’s expense for this plan was approximately $4.8 million and $5.3 million during the six months ended June 30, 2026 and 2025, respectively.

Non-Employee Director Compensation

The Company granted 76,100 and 256,345 shares of common stock to non-employee directors as compensation during the six months ended June 30, 2026 and 2025, respectively. All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.1 million and $0.2 million during the three months ended June 30, 2026 and 2025, respectively. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.2 million and $0.4 million during the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, non-employee directors were also granted 163,638 service stock option awards and 159,730 common stock options that vest over a one and three year period, respectively, with the 163,638 service stock option awards included within the total 12,841,573 service stock option awards disclosed above. The Company’s share-based compensation expense in connection with these awards was approximately $0.1 million during the six months ended June 30, 2026. Additionally, in accordance with the non-employee director compensation plan, during the six months ended June 30, 2026 and 2025, the Company reimbursed $0 and $0.1 million of administrative expenses incurred by non-employee directors, respectively.

13. Restructuring

In January 2026, the Company initiated reductions to its workforce (the “2026 Restructuring Plan”). We began executing the 2026 Restructuring Plan in January 2026 and it was effectively completed during the second quarter of 2026.

In March 2025, the Company announced initiatives to reduce its workforce, realign its manufacturing footprint and streamline its organization to enhance operational efficiency and improve overall liquidity (the “2025 Restructuring Plan”). We began executing the 2025 Restructuring Plan in March 2025 and it was effectively completed during the fourth quarter of 2025.

During the three months ended June 30, 2026 and 2025, the Company incurred $0.2 million and $2.9 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. During the six months ended June 30, 2026 and 2025, the Company incurred $1.6 million and $20.1 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. The following table reflects the category of restructuring charges incurred during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Employee severance and benefit arrangements	$184	$2,359	$1,609	$18,246
Legal and professional fees	—	44	—	215
Lease and contract termination costs	—	561	—	1,657
Total restructuring charges	$184	$2,964	$1,609	$20,118

The accrued restructuring balances as of June 30, 2026 and December 31, 2025 were recorded in the accrued expenses financial statement line item in the unaudited interim condensed consolidated balance sheets. Accrued restructuring activities during the six months ended June 30, 2026 were as follows (in thousands):

Accrued balance as of December 31, 2025	$978
Accruals and adjustments	1,425
Cash payments	(1,337)
Accrued balance as of March 31, 2026	$1,066
Accruals and adjustments	184
Cash payments	(989)
Accrued balance as of June 30, 2026	$261

As of June 30, 2026, total accrued expenses related to restructuring activities were comprised of $0.3 million of employee severance and benefit arrangements.

14. Income Taxes

The Company recorded income tax expense of $207 thousand and $12 thousand during the three months ended June 30, 2026 and 2025, respectively. The Company recorded income tax expense of $248 thousand and $12 thousand during the six months ended June 30, 2026 and 2025, respectively. The income tax expense for the three and six months ended June 30, 2026 was primarily attributable to current tax incurred in foreign jurisdictions. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets in the United States, which remain fully reserved. Except for a few service entities mainly in Europe, all deferred tax assets are offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets will not be realized. As of June 30, 2026, the Company’s Netherlands subsidiary maintains a full valuation allowance on its deferred tax assets that will not be realized.

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

As of June 30, 2026 and 2025, the Company had potentially dilutive securities outstanding, consisting of stock options, restricted stock units, warrants and other equity instruments, representing shares of common stock totaling 440,501,973 and 340,788,077, respectively, on an as-converted basis. Since the Company is in a net loss position for all periods presented, all potentially dilutive securities are considered anti-dilutive and are therefore excluded from the calculation of diluted earnings per share in accordance with ASC 260, Earnings Per Share.

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

The information regularly provided to the CODM used to assess performance and allocate resources is the same as the Company’s consolidated financial statements. The measure of segment profit or loss used by the CODM in assessing segment performance and how to allocate resources is consolidated net loss which is presented in the unaudited interim condensed consolidated statements of operations. The CODM uses net loss in strategic planning, for example, decision making of whether to allocate resources towards strengthening sales channels, investing in research and development, focusing on cost-down initiatives, and/or analyzing Company overhead in respect to specific products and service lines. Net loss is also used to monitor budget versus actual results and is considered in assessments related to company-wide incentive compensation. The significant segment expenses included within the segment measure of profit or loss are total costs of revenue, research and development expense, selling, general and administrative expense, and impairment expense. Other segment items, net are comprised of restructuring, change in fair value of contingent consideration, interest income, interest expense, other (expense)/income, net, (loss)/gain on extinguishment of convertible debt instruments and finance obligations, change in fair value of convertible debt instruments, change in fair value of debt, change in fair value of warrant liabilities, loss on equity method investments, income tax expense and net loss attributable to non-controlling interest, which are presented in the unaudited interim condensed consolidated statements of operations. The CODM is not regularly provided a measure of segment assets.

The following table presents reported segment revenue, significant segment expenses, other segment items and segment measure of profit/(loss):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total net revenue	$178,299	$173,970	$341,812	$307,644
Cost of revenue:
Sales of equipment, related infrastructure and other	$(80,326)	$(117,280)	$(165,653)	$(191,836)
Services performed on fuel cell systems and related infrastructure	(21,724)	(9,996)	(36,145)	(24,458)
Benefit for loss contracts related to service	15,674	10,832	23,488	1,944
Power purchase agreements	(35,000)	(45,272)	(75,148)	(95,204)
Fuel delivered to customers and related equipment	(58,495)	(65,636)	(111,387)	(124,990)
Other costs of revenue	(103)	(83)	(249)	(426)
Operating expenses:
Research and development	$(13,420)	$(12,193)	$(25,533)	$(29,550)
Selling, general and administrative	(29,267)	(87,893)	(99,475)	(168,732)
Impairment	(19,365)	(20,599)	(23,221)	(21,663)
Other segment items, net(1)	$(124,480)	$(52,949)	$(262,000)	$(76,484)
Consolidated net loss attributable to Plug Power Inc.	$(188,207)	$(227,099)	$(433,511)	$(423,755)
(1)	Included in other segment items, net are restructuring, change in fair value of contingent consideration, interest income, interest expense, other (expense)/income, net, (loss)/gain on extinguishment of convertible debt instruments and finance obligations, change in fair value of convertible debt instruments, change in fair value of debt, change in fair value of warrant liabilities, loss on equity method investments, income tax expense and net loss attributable to non-controlling interest.

17. Commitments and Contingencies

Restricted Cash

In connection with certain of the noted sale/leaseback agreements, cash of $279.2 million and $352.3 million was required to be restricted as security as of June 30, 2026 and December 31, 2025, respectively, which will be released over the lease term. As of June 30, 2026 and December 31, 2025, the Company also had bank guarantees backed by security deposits totaling $150.4 million and $193.1 million, respectively, of which $117.2 million and $159.6 million are security for the noted sale/leaseback agreements, respectively, and $33.2 million and $33.5 million are customs-related letters of credit and bank guarantees, respectively.

As of June 30, 2026 and December 31, 2025, the Company had $62.0 million held in escrow related to the potential future power usage of the Texas hydrogen production plant and the Company had $18.0 million held in escrow related to the existing power supply for the Georgia hydrogen production plant.

Tariff Refunds

In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act does not authorize the President of the United States to impose tariffs, thereby invalidating certain tariffs previously imposed under that Act. Following the ruling, U.S. Customs and Border Protection implemented a refund process for tariffs paid under the invalidated authority. During the three months ended June 30, 2026, the Company recorded a reduction to inventory of $14.7 million related to refunds of tariffs previously paid on imported goods of which the Company received cash of $10.9 million and recognized a receivable of $3.8 million, which was recorded in prepaid expenses, tax credits, and other current assets in the unaudited interim condensed consolidated balance sheets, which we subsequently received in July 2026.

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

Securities Litigation and Related Stockholder Derivative Litigation

2023 Securities Action and Related Derivative Litigation

A consolidated action is pending in the United States District Court for the District of Delaware asserting claims under the federal securities laws against the Company and certain of its senior officers on behalf of a putative class of purchasers of the Company’s securities, styled In re Plug Power, Inc. Securities Litigation, No. 1:23-cv-04090576-JLHMN (the “2023 Securities Action”). The plaintiffs filed a consolidated complaint on September 28, 2023, in which they assert claims under the federal securities laws against the Company and four of its former and current senior officers, Mr. Marsh, Mr. Middleton, Sanjay Shrestha, and former officer David Mindnich, on behalf of a putative class of purchasers of the Company’s common stock between January 19, 2022 and March 1, 2023. The complaint alleges that the defendants made “materially false and/or misleading statements” about the Company’s business and operations, including the Company’s revenue goals for 2022, its ability to effectively manage its supply chain and product manufacturing, and its progress in construction of new hydrogen production capacity. On February 4, 2025, the Court issued an opinion and order dismissing the consolidated complaint, with leave to replead. The plaintiffs filed an amended complaint on February 25, 2025, in which they no longer name Mr. Mindnich. Defendants filed a motion to dismiss the second amended complaint on April 30, 2025. On April 20, 2026, the court issued an opinion and order granting in part and denying in part defendants’ motion to dismiss. Defendants filed an answer to the second amended complaint on May 21, 2026. The court has set a trial date for August 2028. At this stage, the Company is unable to form a conclusion as to the likelihood of an unfavorable outcome or an estimate of the amount or range of any possible loss resulting from the alleged claims.

Beginning on September 13, 2023, three separate actions were filed in the U.S. District Court for the District of Delaware and in the U.S. District Court for the Southern District of New York asserting claims derivatively, on behalf of the Company, against certain former and current Company officers and directors based on the allegations and claims in the 2023 Securities Action. Those cases have been consolidated in the District of Delaware under the caption In re Plug Power, Inc. Stockholder Deriv. Litig., No. 1:23-cv-01007-MN (D. Del.). The defendants named in the constituent complaint were Mr. Marsh, Mr. Middleton, Mr. Mindnich, Martin Hull, Ms. Helmer, Mr. Kenausis, Mr. McNamee, Mr. Schneider, Mr. Silver, Mr. Willis, and current or former directors Jean Bua, Kavita Mahtani, and Kyungyeol Song. In an order entered on April 26, 2024, the Court approved the parties’ stipulation to stay all proceedings until further development in the 2023 Securities Action.

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

On March 9, 2026, Roberto Medina filed an action in the U.S. District Court for the Northern District of New York asserting claims derivatively on behalf of the Company against certain current and former directors and officers based on allegations in the 2026 Securities Action (described below). On May 4, 2026, the court entered an order approving a stipulation to stay all proceedings in this case pending resolution of the motion to dismiss in the 2026 Securities Action.

On March 25, 2026, Richard Modjeski filed an action in the U.S. District Court for the Northern District of New York asserting claims derivatively on behalf of the Company against certain current and former officers and directors based on allegations in the Adote Action (described below). The individual defendants are Mr. Marsh, Mr. Middleton, Mr. Shrestha, Mr. Bonney, Ms. Helmer, Mr. Joggerst, Mr. Kenausis, Ms. Mahtani, Mr. McNamee, Mr. Song, and Mr. Willis. On May 5, 2026, the court entered an order approving a stipulation to stay all proceedings in this case pending resolution of the motion to dismiss in the 2026 Securities Action. On May 26, 2026, counsel for Mr. Reimann and Mr. Modjeski jointly requested that their actions be consolidated under the earlier-filed action brought by Mr. Modjeski. The court has not yet ruled on the motion.

On May 7, 2026, Bernd H. Reimann filed an action in the U.S. District Court for the Northern District of New York asserting claims derivatively on behalf of the Company against certain current and former officers and directors based on allegations in the 2024 Securities Action (described below). On May 26, 2026, counsel for Mr. Reimann and Mr. Modjeski jointly requested that their actions be consolidated under the earlier-filed action brought by Mr. Modjeski. The court has not yet ruled on the motion.

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

2026 Securities Litigation

On February 2, 2026, Joseph Ortolani filed a complaint in the United States District Court for the Northern District of New York asserting claims under the federal securities laws against the Company, Mr. Marsh and Mr. Middleton, on behalf of an alleged class of purchasers of Plug common stock between January 17, 2025 and November 13, 2025, styled Ortolani v. Plug Power Inc., et al., No. 1:26-cv-165-MAD-DJS (the "2026 Securities Action"). The complaint alleges that the defendants made misstatements concerning the Company’s business and operations in connection with a loan from the United States Department of Energy’s Loan Program Office for the construction of facilities that would produce and liquefy zero or low-carbon hydrogen. On May 27, 2026, the court appointed lead plaintiffs. The deadline for plaintiffs to file an amended complaint is August 10, 2026, and the deadline for defendants to answer, move to dismiss, or otherwise respond is October 9, 2026.

Other Litigation

On October 23, 2024, a case entitled First Solar, Inc. v. Plug Power Inc., Index No. 655610/2024 was filed in the New York State Supreme Court, New York County, asserting a claim for breach of contract associated with a purchase order for solar panels manufactured by First Solar to be purchased by the Company. The complaint seeks monetary relief along with pre-judgment interest. On December 22, 2025, First Solar moved for summary judgment. Oral argument on the motion occurred on May 1, 2026, and the parties are awaiting a decision. A pre-trial conference is scheduled for September 9, 2026. As of June 30, 2026, the Company recorded an accrual related to ongoing litigation costs.

Contract Dispute Resolution

During the second quarter of 2026, the Company resolved a contract dispute with a customer. Under the terms of the agreement, the customer agreed to provide total consideration of $50.0 million entirely in cash. Upon fulfillment of the agreement and receipt of the consideration on June 6, 2026, in accordance with ASC 450, Contingencies (“ASC 450”), the Company derecognized the remaining $13.0 million contract asset balance and recognized a net gain of $37.0 million. The $37.0 million gain was recorded within selling, general, and administrative expenses in the unaudited interim condensed consolidated statements of operations. This classification aligns with the presentation of the Company’s historical impairment charges on the contract asset, which were also recorded within the Company's operating expenses. See Note 2, “Summary of Significant Accounting Policies,” for further information.

Guarantee

On February 24, 2026, our joint venture, AccionaPlug S.L., entered into a subsidy agreement with the European Hydrogen Bank, which is managed by Instituto para la Diversificación y Ahorro de la Energía (“IDAE”), a Spanish governing body, to subsidize a renewable hydrogen production project in Spain. In connection with the subsidy agreement, AccionaPlug S.L. is required to meet certain performance targets. The Company has provided a guarantee of €7.5 million which can be called by IDAE if the joint venture fails to meet its performance targets under the subsidy agreement. During the second quarter of 2026, the Company collateralized a portion of the guarantee with €3.7 million of restricted cash. As of June 30, 2026, no payments related to this guarantee have been made by the Company, and the Company did not record a liability for this guarantee as the likelihood of the guarantee being called upon is remote.

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

Future payments under non-cancellable unconditional purchase obligations with a remaining term in excess of one year as of June 30, 2026 were as follows (in thousands):

Remainder of 2026	19,142
2027	36,576
2028	39,555
2029	—
2030	—
2031 and thereafter	—
Total	95,273

During 2025, the Company finalized the renegotiation of a supplier arrangement that previously contained minimum purchase requirements. As of June 30, 2026 and December 31, 2025, the Company had a remaining liability of $19.8 million and $27.2 million, respectively, which was recorded in contingent consideration, loss accrual for service contracts, and other current liabilities in the unaudited interim condensed consolidated balance sheets. During the three and six months ended June 30, 2026, the Company made payments of $6.8 million to reduce the liability.

18. Government Tax Credits

Section 48 Investment Tax Credit for Qualified Fuel Cell Properties of Energy Storage Technologies

During the first quarter of 2026, the Company determined that it qualified for the Section 48 Investment Tax Credit (“ITC”) for Qualified Fuel Cell Properties of Energy Storage Technologies related to its hydrogen storage and liquefaction assets at its Louisiana hydrogen plant owned by Hidrogenii, the Company’s joint venture with Olin. During the second quarter of 2026, the Company executed an ITC sales agreement for its Louisiana hydrogen production plant. The Company received aggregate cash proceeds of $39.2 million in connection with the sale with related transaction fees of $3.1 million.

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

As disclosed above in Note 18, “Government Tax Credits,” during the second quarter of 2026 the Company executed an ITC sales agreement for its Louisiana hydrogen production plant and received net cash proceeds of $36.1 million. As a result, during the second quarter of 2026, the joint venture distributed $16.5 million to each of its two members, retaining the remaining $3.1 million of net proceeds, which was recognized as an additional capital contribution to the joint venture from its members.

The VIE’s assets can be used to settle only the VIE’s obligations and the creditors related to the VIE’s liabilities have no recourse against the general credit of the Company. The table below summarizes balances associated with Hidrogenii as reflected on our unaudited interim condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	As of
	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$2,048	$1,465
Accounts receivable	187	—
Inventory, net	363	98
Prepaid expenses, tax credits and other current assets	486	32
Total current assets	3,084	1,595
Property, plant, and equipment, net	10,557	50,206
Total assets	$13,641	$51,801
Liabilities
Accounts payable	$686	$785
Accrued expenses	1,880	526
Total liabilities	$2,566	$1,311
Stockholders' equity
Stockholders' equity	$11,075	$50,490
Total stockholders' equity	$11,075	$50,490
Total liabilities and stockholders' equity	$13,641	$51,801

As of June 30, 2026, the Company did not have any capital commitments to Hidrogenii.

20. Subsequent Events

Stream Sale for Limestone

As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on July 13, 2026, the Company and Plug Project Holding Co., LLC ("Holding Company") entered into a Purchase and Sale Agreement and Joint Escrow Instructions, dated as of July 7, 2026 (the "Original Agreement"), with Stream U.S. Data Centers, LLC ("Stream") for the sale of the Company's Graham, Texas project, consisting of land and associated grid interconnection assets (the "Property").

On August 7, 2026, the Company, Holding Company, Plug Power Limestone, LLC ("Limestone" and, together with the Company and Holding Company, "Seller") and Stream entered into an amendment to the Original Agreement (the "First Amendment" and, together with the Original Agreement, the "Agreement"). Among other things, the First Amendment: (i) increased the aggregate deposit held by the title company toward the purchase of the land to $10.0 million, consisting of an incremental $9.5 million deposit in addition to the $0.5 million deposit previously funded under the Original Agreement (together, the "Land Consideration"); (ii) extended the outside date for closing of the sale of the land and remaining interconnection-related assets (the "Closing") to March 31, 2027, subject to extension in limited circumstances; and (iii) provided for a separate closing (the "HV Closing") of the sale to Stream of certain high-voltage electrical infrastructure located on the Property (the "HV Assets") in exchange for $40.0 million of consideration (the "HV Consideration").

The HV Closing occurred on August 7, 2026, at which time the Company received the $40.0 million HV Consideration. The HV Consideration is non-refundable to Stream, subject to Stream's remedies under the Agreement in the event of a breach of Seller's representations and warranties regarding the HV Assets. If the Closing occurs, the HV Consideration will be credited against the total purchase price for the Property; if the Closing does not occur for any reason, the Company will retain the HV Consideration.

The sale of the land and remaining interconnection-related assets has not yet closed and remains subject to the satisfaction of customary closing conditions. The $10.0 million aggregate Land Consideration remains held in escrow by the title company pending the Closing and is subject to release in accordance with the terms of the Agreement.

Termination of DOE Loan Guarantee

On August 4, 2026, the Company received a notification letter from the U.S. Department of Energy (the “DOE”) exercising its right to terminate the Company’s Loan Guarantee Agreement with the DOE because the initial first advance had not occurred by the applicable longstop date. Termination is automatic and self-executing upon lapse of a ten business day notice period specified in the notice, without further action by the DOE. See Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information.

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

Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would,” and similar expressions, including the negatives thereof. These statements are based on our current expectations, assumptions and projections regarding future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. However, forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are outside our control, which may cause actual results, performance or achievements to differ materially from those expressed or implied by such statements.

Investors are cautioned not to unduly rely on forward-looking statements. Important factors that could cause actual results to differ materially include, among others:

●	our history of operating losses and negative cash flows and our ability to generate sufficient revenue and gross margin to achieve profitability;
●	our need to raise additional capital and the availability of financing on acceptable terms;
●	the timing and ability to complete strategic transactions, including infrastructure optimization initiatives, and the realization of expected liquidity benefits;
●	our ability to successfully build, operate and optimize hydrogen production facilities at scale and within projected cost and schedule parameters, including achieving anticipated capacity utilization rates;
●	supply chain constraints, component reliability issues and volatility in electricity and other input costs affecting the cost, performance and economics of our products and hydrogen production facilities;
●	our ability to maintain and expand relationships with key customers and partners and the risks associated with customer or counterparty concentration (including reliance on a small number of large customers or partners);
●	the timing of anticipated customer orders, including orders based on non-binding, preliminary, or informal indications of demand that remain subject to a customer's internal budgeting, procurement, and approval processes and may be delayed, reduced, or otherwise changed with little or no advance notice;

●	delays in customer adoption of hydrogen solutions or slower-than-expected development of hydrogen infrastructure or failure of the hydrogen economy to develop at the pace or scale anticipated;
●	the impact of governmental incentives, including clean hydrogen production tax credits and investment tax credits, and potential changes in law, regulation or administrative guidance;
●	risks associated with long-term service contracts, product performance, reliability, warranty costs and contract loss accruals;
●	the safety risks inherent in hydrogen production, storage and transportation;
●	our operational dependency on information technology systems and the risk of the failure of such technology, including failure to effectively prevent, detect, and recover from security compromises or breaches, including cyber-attacks;
●	macroeconomic conditions, including inflation, interest rates, capital market volatility, supply chain disruption and geopolitical developments;
●	trade policy risk (including tariffs and export/import controls) that could increase costs or limit access to critical components or markets;
●	potential impairment charges, contract loss accrual adjustments or asset write-downs;
●	dilution resulting from equity issuances or exercise of warrants and convertible instruments and volatility in our reported financial results arising from changes in the fair value of our convertible debt instruments and warrant liabilities;
●	competition from existing and emerging energy technologies and alternative clean energy solutions;
●	environmental, health and safety regulations and permitting requirements; and
●	the other risks described under Part I, Item 1A, “Risk Factors,” and elsewhere in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, Part II, Item 1A, “Risk Factors,” of the Company’s Form 10-Q for the quarter ended March 31, 2026 and Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks discussed in the section titled “Risk Factors” included under Part I, Item 1A, in our 2025 Form 10-K and supplemented by Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from these contained in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. These forward-looking statements speak only as of the date on which the statements were made. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

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

The amount of provision for the 2022 Amazon Warrant and 2017 Walmart Warrant recorded as a reduction of revenue during the three and six months ended June 30, 2026 and 2025, respectively, is shown in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sales of equipment, related infrastructure and other	$(6,224)	$(1,345)	$(6,513)	$(2,237)
Services performed on fuel cell systems and related infrastructure	(3,886)	(1,250)	(5,258)	(2,938)
Power purchase agreements	(1,272)	(2,238)	(2,644)	(4,358)
Fuel delivered to customers and related equipment	(3,007)	(4,642)	(4,535)	(9,066)
Total	$(14,389)	$(9,475)	$(18,950)	$(18,599)

Net revenue, cost of revenue, gross profit/(loss) and gross margin/(loss) during the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three months ended				Six months ended
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin/(Loss)	Net Revenue	Revenue	Profit/(Loss)	Margin/(Loss)
For the period ended June 30, 2026
Sales of equipment, related infrastructure and other	$81,898	$80,326	$1,572	1.9%	$160,920	$165,653	$(4,733)	(2.9)%
Services performed on fuel cell systems and related infrastructure	29,844	21,724	8,120	27.2%	51,814	36,145	15,669	30.2%
(Benefit)/provision for loss contracts related to service	—	(15,674)	15,674	N/A	—	(23,488)	23,488	N/A
Power purchase agreements	26,932	35,000	(8,068)	(30.0)%	53,222	75,148	(21,926)	(41.2)%
Fuel delivered to customers and related equipment	39,472	58,495	(19,023)	(48.2)%	75,267	111,387	(36,120)	(48.0)%
Other	153	103	50	32.7%	589	249	340	57.7%
Total	$178,299	$179,974	$(1,675)	(0.9)%	$341,812	$365,094	$(23,282)	(6.8)%
For the period ended June 30, 2025
Sales of equipment, related infrastructure and other	$99,173	$117,280	$(18,107)	(18.3)%	$162,679	$191,836	$(29,157)	(17.9)%
Services performed on fuel cell systems and related infrastructure	16,367	9,996	6,371	38.9%	33,241	24,458	8,783	26.4%
(Benefit)/provision for loss contracts related to service	—	(10,832)	10,832	N/A	—	(1,944)	1,944	N/A
Power purchase agreements	23,633	45,272	(21,639)	(91.6)%	46,843	95,204	(48,361)	(103.2)%
Fuel delivered to customers and related equipment	34,399	65,636	(31,237)	(90.8)%	63,856	124,990	(61,134)	(95.7)%
Other	398	83	315	79.1%	1,025	426	599	58.4%
Total	$173,970	$227,435	$(53,465)	(30.7)%	$307,644	$434,970	$(127,326)	(41.4)%

Net Revenue

Revenue – sales of equipment, related infrastructure and other. Revenue from sales of equipment, related infrastructure and other represents sales of our GenDrive units, GenSure stationary backup power units, cryogenic delivery and storage, hydrogen liquefaction systems, electrolyzers and hydrogen fueling infrastructure (referred to at the site level as hydrogen installations). Revenue from sales of equipment, related infrastructure and other for the three months ended June 30, 2026 decreased $17.3 million, or 17.4%, to $81.9 million from $99.2 million for the three months ended June 30, 2025. Primarily contributing to the decrease in revenue from sales of equipment, related infrastructure and other was a decrease in revenue from sales of electrolyzers of $31.7 million due to timing of deployments. In addition, revenue from sales of hydrogen infrastructure decreased $3.4 million due to volume, with two hydrogen site installations recognized during the three months ended June 30, 2026 compared to three site installations recognized during the three months ended June 30, 2025. Partially offsetting these decreases in revenue, revenue from sales of fuel cell systems increased $16.4 million primarily due to volume of GenDrive units sold, with 1,666 units sold during the three months ended June 30, 2026 compared to 739 units sold during the three months ended June 30, 2025. Finally, there was an increase of $1.5 million related to the sales of engineered oil and gas equipment. Included in the changes in revenue described above, the provision for common stock warrants recorded as a reduction of revenue from sales of equipment, related infrastructure and other increased to $6.2 million during the three months ended June 30, 2026 compared to $1.3 million during the three months ended June 30, 2025.

Revenue from sales of equipment, related infrastructure and other for the six months ended June 30, 2026 decreased $1.8 million, or 1.1%, to $160.9 million from $162.7 million for the six months ended June 30, 2025. Primarily contributing to the decrease in revenue from sales of equipment, related infrastructure and other was a decrease in revenue from sales of cryogenic equipment and liquefiers of $18.1 million primarily due to volume, with 70 units sold during the six months ended June 30, 2026 compared to 136 units sold during the six months ended June 30, 2025, as well as product mix. Partially offsetting the decrease in revenue, there was an increase in revenue from sales of fuel cell systems of $11.5 million due to volume of GenDrive units sold, with 2,203 units sold during the six months ended June 30, 2026 compared to 1,587 units sold during the six months ended June 30, 2025. In addition, revenue from sales of hydrogen infrastructure increased $3.6 million due to volume, with five hydrogen site installations recognized during the six months ended June 30, 2026 compared to four site installations recognized during the six months ended June 30, 2025. Finally, there was an increase of $1.3 million related to the sales of engineered oil and gas equipment. Included in the changes in revenue described above, the provision for common stock warrants recorded as a reduction of revenue from sales of equipment, related infrastructure and other increased to $6.5 million during the six months ended June 30, 2026 compared to $2.2 million during the six months ended June 30, 2025.

Revenue – services performed on fuel cell systems and related infrastructure. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended June 30, 2026 increased $13.4 million, or 82.3%, to $29.8 million from $16.4 million for the three months ended June 30, 2025. The increase in revenue from services performed on fuel cell systems and related infrastructure was primarily due to an increase in orders for alterations and upgrades for commissioned infrastructure as well as an increase in pricing. In addition, the average number of GenDrive units under maintenance contracts increased to 26,368 units during the three months ended June 30, 2026 compared to 23,846 units during the three months ended June 30, 2025. Partially offsetting the increases in revenue described above, the provision for common stock warrants recorded as a reduction of revenue from services performed on fuel cell systems and related infrastructure increased to $3.9 million during the three months ended June 30, 2026 compared to $1.3 million during the three months ended June 30, 2025.

Revenue from services performed on fuel cell systems and related infrastructure for the six months ended June 30, 2026 increased $18.6 million, or 55.9%, to $51.8 million from $33.2 million for the six months ended June 30, 2025. The increase in revenue from services performed on fuel cell systems and related infrastructure was primarily due to the increase in orders for alterations and upgrades for commissioned infrastructure, increase in pricing and increase in the average number of GenDrive units under maintenance described above. Partially offsetting the increases in revenue described above, the provision for common stock warrants recorded as a reduction of revenue from services performed on fuel cell systems and related infrastructure increased to $5.3 million during the six months ended June 30, 2026 compared to $2.9 million during the six months ended June 30, 2025.

Revenue – power purchase agreements. Revenue from Power Purchase Agreements (“PPAs”) represents payments received from customers for power generated through the provision of equipment and service. Revenue from PPAs for the three months ended June 30, 2026 increased $3.3 million, or 14.0%, to $26.9 million from $23.6 million for the three months ended June 30, 2025. The increase in revenue from PPAs was primarily due to an increase in pricing rates during the second quarter of 2026 compared to the second quarter of 2025. In addition, the provision for common stock warrants recorded as a reduction of revenue from PPAs decreased to $1.3 million during the three months ended June 30, 2026 compared to $2.2 million during the three months ended June 30, 2025.

Revenue from PPAs for the six months ended June 30, 2026 increased $6.4 million, or 13.6%, to $53.2 million from $46.8 million for the six months ended June 30, 2025. The increase in revenue from PPAs was primarily due to increases in pricing described above. In addition, the provision for common stock warrants recorded as a reduction of revenue from PPAs decreased to $2.6 million during the six months ended June 30, 2026 compared to $4.4 million during the six months ended June 30, 2025.

Revenue – fuel delivered to customers and related equipment. Revenue from fuel delivered to customers and related equipment represents the sale of hydrogen that has been purchased by the Company from a third party or generated at our hydrogen production plants. Revenue from fuel delivered to customers and related equipment during the three months ended June 30, 2026 increased $5.1 million, or 14.7%, to $39.5 million from $34.4 million during the three months ended June 30, 2025. The increase in revenue was primarily due to an increase in the average selling price of fuel and an increase in volume of fuel kilograms sold. In addition, the provision for common stock warrants recorded as a reduction of revenue from fuel delivered to customers and related equipment decreased to $3.0 million during the three months ended June 30, 2026 compared to $4.6 million during the three months ended June 30, 2025.

Revenue from fuel delivered to customers and related equipment during the six months ended June 30, 2026 increased $11.4 million, or 17.9%, to $75.3 million from $63.9 million during the six months ended June 30, 2025. The increase in revenue was primarily due to the increase in average selling price of fuel and increase in volume of fuel kilograms sold. In addition, the provision for common stock warrants recorded as a reduction of revenue from fuel delivered to customers and related equipment decreased to $4.5 million during the six months ended June 30, 2026 compared to $9.1 million during the six months ended June 30, 2025.

Cost of Revenue

Cost of revenue – sales of equipment, related infrastructure and other. Cost of revenue from sales of equipment, related infrastructure and other includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary back-up power units, cryogenic delivery and storage, hydrogen liquefaction systems, electrolyzers and hydrogen fueling infrastructure (referred to at the site level as hydrogen installations). Cost of revenue from sales of equipment, related infrastructure and other during the three months ended June 30, 2026 decreased $37.0 million, or 31.5%, to $80.3 million from $117.3 million during the three months ended June 30, 2025. The decrease in cost of revenue from sales of equipment, related infrastructure and other was primarily due to a decrease in cost of revenue related to sales of electrolyzer stacks and systems and a decrease in cost of revenue related to sales of hydrogen infrastructure during the three months ended June 30, 2026 primarily due to the decreases in volume described above as well as the realization of decreased labor and overhead costs resulting from the Company’s restructuring activities. In addition, the Company recorded inventory valuation adjustments of $6.7 million during the three months ended June 30, 2026, a decrease compared to $11.4 million recorded during the three months ended June 30, 2025. Partially offsetting these decreases, the cost of revenue related to sales of fuel cell systems increased during the three months ended June 30, 2026 primarily due to the increases in volume described above. Gross margin increased to 1.9% for the three months ended June 30, 2026 compared to gross loss (18.3%) for the three months ended June 30, 2025. The change from gross loss to gross margin was primarily due to the realization of decreased labor and overhead costs resulting from the Company’s restructuring activities.

Cost of revenue from sales of equipment, related infrastructure and other during the six months ended June 30, 2026 decreased $26.1 million, or 13.6%, to $165.7 million from $191.8 million during the six months ended June 30, 2025. The decrease in cost of revenue from sales of equipment, related infrastructure and other was primarily due to the decreases in volume and the realization of decreased labor and overhead costs described above. In addition, the Company recorded inventory valuation adjustments of $14.7 million during the six months ended June 30, 2026, a decrease compared to $19.1 million recorded during the six months ended June 30, 2025. Gross loss decreased to (2.9%) for the six months ended June 30, 2026 compared to (17.9%) for the six months ended June 30, 2025. The decrease in gross loss was primarily due to the realization of decreased labor and overhead costs resulting from the Company’s restructuring activities.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure during the three months ended June 30, 2026 increased $11.7 million, or 117.3%, to $21.7 million from $10.0 million during the three months ended June 30, 2025. The increase in cost of revenue was primarily due to volume, with an increase in orders for alterations and upgrades for commissioned infrastructure and an increase in the average number of GenDrive units under maintenance contracts described above, as well as an increase in cost of service parts. Partially offsetting the increase in cost of revenue from services performed on fuel cell systems and related infrastructure, the Company recorded inventory valuation adjustments of $22 thousand during the three months ended June 30, 2026, a decrease compared to $0.9 million recorded during the three months ended June 30, 2025. Gross margin decreased to 27.2% for the three months ended June 30, 2026 compared to 38.9% for the three months ended June 30, 2025. The decrease in gross margin was primarily due to an increase in cost of service parts, partially offset by improved stack reliability.

Cost of revenue from services performed on fuel cell systems and related infrastructure during the six months ended June 30, 2026 increased $11.6 million, or 47.8%, to $36.1 million from $24.5 million during the six months ended June 30, 2025. The increase in cost of revenue was primarily due to volume, with an increase in orders for alterations and upgrades for commissioned infrastructure and an increase in the average number of GenDrive units under maintenance contracts described above, as well as an increase in cost of service parts. Partially offsetting the increase in cost of revenue from services performed on fuel cell systems and related infrastructure, the Company recorded inventory valuation adjustments of $22 thousand during the six months ended June 30, 2026, a decrease compared to $0.9 million recorded during the six months ended June 30, 2025. Gross margin increased to 30.2% for the six months ended June 30, 2026 compared to 26.4% for the six months ended June 30, 2025. The increase in gross margin was primarily due to cost improvement on parts as well as improved stack reliability.

Cost of revenue – benefit for loss contracts related to service. The Company recorded a benefit for loss contracts related to service of $15.7 million during the three months ended June 30, 2026 compared to a benefit for loss contracts related to service of $10.8 million during the three months ended June 30, 2025. The increase in the benefit was primarily due to improved pricing structure as well as reductions in cost to service our GenDrive units due to improved stack reliability and increased labor utilization. In addition, during the three months ended June 30, 2026, the Company recorded a benefit for loss contracts related to service of $7.5 million due to a contract termination.

The Company recorded a benefit for loss contracts related to service of $23.5 million during the six months ended June 30, 2026 compared to a benefit for loss contracts related to service of $1.9 million during the six months ended June 30, 2025. The increase in the benefit was primarily due to improved pricing structure as well as reductions in cost to service our GenDrive units due to improved stack reliability and increased labor utilization. In addition, during the six months ended June 30, 2026, the Company recorded a benefit for loss contracts related to service of $7.5 million due to a contract termination.

Cost of revenue – power purchase agreements. Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment. Cost of revenue from PPAs during the three months ended June 30, 2026 decreased $10.3 million, or 22.7%, to $35.0 million from $45.3 million during the three months ended June 30, 2025. The decrease in cost of revenue during the three months ended June 30, 2026 was primarily due to improved stack reliability and the realization of decreased labor and overhead costs resulting from a decrease in operating lease costs from strategic buy-outs of the Company’s operating lease liabilities during the first half of 2026. Gross loss decreased to (30.0%) during the three months ended June 30, 2026 compared to (91.6%) during the three months ended June 30, 2025. The decrease in gross loss was primarily due to improved pricing and the reduction in cost described above.

Cost of revenue from PPAs during the six months ended June 30, 2026 decreased $20.1 million, or 21.1%, to $75.1 million from $95.2 million during the six months ended June 30, 2025. The decrease in cost of revenue during the six months ended June 30, 2026 was primarily due to improved stack reliability and the realization of decreased labor and overhead costs resulting from a decrease in operating lease costs from strategic buy-outs of the Company’s operating lease liabilities during the first half of 2026. Gross loss decreased to (41.2%) during the six months ended June 30, 2026 compared to (103.2%) during the six months ended June 30, 2025. The decrease in gross loss was primarily due to improved pricing and the reduction in cost described above.

Cost of revenue – fuel delivered to customers and related equipment. Cost of revenue from fuel delivered to customers and related equipment represents the purchase of hydrogen from suppliers and internally produced hydrogen that is ultimately sold to customers. Cost of revenue from fuel delivered to customers during the three months ended June 30, 2026 decreased $7.1 million, or 10.9%, to $58.5 million from $65.6 million during the three months ended June 30, 2025. The decrease in cost of revenue was primarily due to an increase of internally produced fuel, decreased internal production costs and a decrease in the average cost of purchased fuel. Gross loss decreased to (48.2%) during the three months ended June 30, 2026 compared to (90.8%) during the three months ended June 30, 2025. The decrease in gross loss was primarily due to an increase in volume of fuel kilograms sold, increased internal hydrogen production and lower internal production costs.

Cost of revenue from fuel delivered to customers during the six months ended June 30, 2026 decreased $13.6 million, or 10.9%, to $111.4 million from $125.0 million during the six months ended June 30, 2025. The decrease in cost of revenue was primarily due to an increase of internally produced fuel, decreased internal production costs and a decrease in the average cost of purchased fuel. In addition, the Company recorded inventory valuation adjustments of $0.5 million during the six months ended June 30, 2026, a decrease compared to the $1.2 million recorded during the six months ended June 30, 2025. Gross loss decreased to (48.0%) during the six months ended June 30, 2026 compared to (95.7%) during the six months ended June 30, 2025. The decrease in gross loss was primarily due to an increase in volume of fuel kilograms sold, increased internal hydrogen production and lower internal production costs.

Expenses

Research and development. Research and development expenses include: materials to build development and prototype units, cash and non-cash stock compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities. Research and development expense for the three months ended June 30, 2026 increased $1.2 million, or 10.1%, to $13.4 million from $12.2 million for the three months ended June 30, 2025. The increase was primarily due to an increase in professional fees, partially offset by a decrease in government-sponsored research and development project expense.

Research and development expense for the six months ended June 30, 2026 decreased $4.1 million, or 13.6%, to $25.5 million from $29.6 million for the six months ended June 30, 2025. The decrease was primarily due to headcount reductions resulting from the Company’s 2025 Restructuring Plan as well as a decrease in government-sponsored research and development project expense, partially offset by an increase in professional fees.

Selling, general and administrative. Selling, general and administrative expenses include cash and non-cash stock compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services. Selling, general and administrative expenses for the three months ended June 30, 2026 decreased $58.6 million, or 66.7%, to $29.3 million from $87.9 million for the three months ended June 30, 2025. The decrease was primarily due to recoveries of previously-impaired assets of $39.7 million, as disclosed in Note 2, “Summary of Significant Accounting Policies,” headcount reductions resulting from the Company’s 2025 Restructuring Plan, a decrease in credit loss provisions, a decrease in contract termination fees, a decrease in professional fees and reductions to the Company’s depreciation and amortization expense resulting from the Company’s impairment recorded during the fourth quarter of 2025. These decreases were partially offset by a $3.1 million increase in transaction costs related to the sale of the Company’s ITC during the second quarter of 2026, as disclosed in Note 18, “Government Tax Credits.”

Selling, general and administrative expenses for the six months ended June 30, 2026 decreased $69.2 million, or 41.0%, to $99.5 million from $168.7 million for the six months ended June 30, 2025. The decrease was primarily due to recoveries of previously-impaired assets of $39.7 million, as disclosed in Note 2, “Summary of Significant Accounting Policies,” headcount reductions resulting from the Company’s 2025 Restructuring Plan, a decrease in credit loss provisions, a decrease in contract termination fees, a decrease in professional fees and reductions to the Company’s depreciation and amortization expense resulting from the Company’s impairment recorded during the fourth quarter of 2025. These decreases were partially offset by an increase in stock-based compensation expense as well as a $2.3 million increase in transaction costs related to the sale of the Company’s ITC during the second quarter of 2026, as disclosed in Note 18, “Government Tax Credits.”

Restructuring. Expenses related to restructuring activities for the three months ended June 30, 2026 decreased $2.8 million, or 93.8%, to $0.2 million from $3.0 million for the three months ended June 30, 2025. The decrease was due to lower severance and benefits expenses resulting from restructuring activities during the three months ended June 30, 2026, which impacted fewer employees than from restructuring activities during the three months ended June 30, 2025.

Expenses related to restructuring activities for the six months ended June 30, 2026 decreased $18.5 million, or 92.0%, to $1.6 million from $20.1 million for the six months ended June 30, 2025. The decrease was due to lower severance and benefits expenses resulting from restructuring activities during the six months ended June 30, 2026, which impacted fewer employees than from restructuring activities during the six months ended June 30, 2025.

Impairment. Impairment for the three months ended June 30, 2026 decreased $1.2 million, or 6.0%, to $19.4 million from $20.6 million for the three months ended June 30, 2025. The decrease was primarily related to the Company recording lower impairment charges on long-lived assets during the three months ended June 30, 2026. See Note 2, “Summary of Significant Accounting Policies,” for further information.

Impairment for the six months ended June 30, 2026 increased $1.5 million, or 7.2%, to $23.2 million from $21.7 million for the six months ended June 30, 2025. The increase was primarily related to the Company recording higher impairment charges on long-lived assets during the six months ended June 30, 2026. See Note 2, “Summary of Significant Accounting Policies,” for further information.

Change in fair value of contingent consideration. The change in fair value of contingent consideration consists of earn-outs for the Joule Processing LLC (“Joule”) acquisition and Frames Holding B.V. (“Frames”) acquisition (prior period only). The change in fair value of contingent consideration for the three months ended June 30, 2026 and 2025 was $0.2 million and ($0.2) million, respectively.

The change in fair value of contingent consideration for the six months ended June 30, 2026 and 2025 was $0.5 million and ($12.0) million, respectively. The increase in change in fair value of contingent consideration during the six months ended June 30, 2026 was primarily due to passage of time whereas the decrease in the fair value of contingent consideration during the six months ended June 30, 2025 was primarily due to changes in management assumptions related to the Joule earn-out.

Interest income. Interest income primarily consists of income generated by our investment holdings, restricted cash escrow accounts, and money market accounts. Interest income for the three months ended June 30, 2026 decreased $3.2 million compared to the three months ended June 30, 2025. The decrease was primarily due to the decrease in the Company’s average restricted cash balance during the second quarter of 2026.

Interest income for the six months ended June 30, 2026 decreased $4.6 million compared to the six months ended June 30, 2025. The decrease was primarily due to the decrease in the Company’s average restricted cash balance during the first half of 2026.

Interest expense. Interest expense consists of interest expense related to our long-term debt, convertible debt instruments, obligations under finance leases and our finance obligations. Interest expense for the three months ended June 30, 2026 increased $1.0 million compared to the three months ended June 30, 2025. The increase was primarily due to interest expense incurred related to the 6.75% Convertible Senior Notes, which were issued during the fourth quarter of 2025.

Interest expense for the six months ended June 30, 2026 increased $6.8 million compared to the six months ended June 30, 2025. The increase was primarily due to interest expense incurred related to the 6.75% Convertible Senior Notes, which were issued during the fourth quarter of 2025.

Other (expense)/income, net. Other (expense)/income, net primarily consists of gains and losses related to energy contracts and foreign currency transactions. Other (expense)/income, net during the three months ended June 30, 2026 decreased to other expense, net of ($7.2) million compared to other income, net of $3.8 million during the three months ended June 30, 2025. The decrease was primarily due to an increase in losses related to energy contracts during the second quarter of 2026.

Other (expense)/income, net during the six months ended June 30, 2026 decreased to other expense, net of ($6.1) million compared to other income, net of $5.1 million during the six months ended June 30, 2025. The decrease was primarily due to an increase in losses related to energy contracts during the first half of 2026 as well as foreign currency losses.

(Loss)/gain on extinguishment of convertible debt instruments and finance obligations. (Loss)/gain on extinguishment of convertible debt instruments and finance obligations consists of losses that arise from retirement of the Company’s convertible debt instruments, debt and finance obligations before maturity. During the three months ended June 30, 2026 and 2025, the Company recorded a gain/(loss) on extinguishment of convertible debt instruments and finance obligations of ($0.1) million and ($5.5) million, respectively. The loss on extinguishment of convertible debt instruments and finance obligations recorded during the three months ended June 30, 2026 was due to net losses on the extinguishment of finance obligations. The losses recorded during the three months ended June 30, 2025 were driven by the difference between the carrying amount of the 6.00% Convertible Debenture and principal settled in cash and premium costs on the 6.00% Convertible Debenture principal settled in cash.

During the six months ended June 30, 2026 and 2025, the Company recorded a gain/(loss) on extinguishment of convertible debt instruments and finance obligations of $1.7 million and ($9.1) million, respectively. The gain on extinguishment of convertible debt instruments and finance obligations recorded during the six months ended June 30, 2026 was due to net gains on the extinguishment of finance obligations. The losses recorded during the six months ended June 30, 2025 were driven by the difference between the carrying amount of the 6.00% Convertible Debenture and principal settled in cash and premium costs on the 6.00% Convertible Debenture principal settled in cash.

Change in fair value of convertible debt instruments. Change in fair value of convertible debt instruments consists of gains/(losses) that arise from the changes in fair value of the Company’s convertible debt instruments. During the three months ended June 30, 2026, the Company recorded a change in fair value of convertible debt instruments of ($74.2) million compared to a change in fair value of convertible debt instruments of $9.2 million during the three months ended June 30, 2025. The increase in losses resulting from changes in the fair value of convertible debt instruments during the three months ended June 30, 2026 was primarily due to an increase in the Company’s common stock price as well as a larger principal balance of the 6.75% Convertible Senior Notes compared to the principal balance of the Company’s convertible debt instruments held during the three months ended June 30, 2025.

During the six months ended June 30, 2026, the Company recorded a change in fair value of convertible debt instruments of ($145.0) million compared to a change in fair value of convertible debt instruments of $1.9 million during the six months ended June 30, 2025. The increase in losses resulting from changes in the fair value of convertible debt instruments during the six months ended June 30, 2026 was primarily due to an increase in the Company’s common stock price, an increase in the Company’s stock price volatility as well as a larger principal balance of the 6.75% Convertible Senior Notes compared to the principal balance of the Company’s convertible debt instruments held during the six months ended June 30, 2025.

Change in fair value of debt. Change in fair value of debt consists of gains/(losses) that arise from the changes in fair value of the Company’s debt. During the three and six months ended June 30, 2026 and 2025, the Company recorded a change in fair value of debt of $0 and ($3.4) million, respectively. The decrease in losses on change in fair value of convertible debt instruments during the three and six months ended June 30, 2026 was primarily due to the 15.00% Secured Debenture, which were issued during the second quarter of 2025 and fully settled during the fourth quarter of 2025.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities consists of gains/(losses) that arise from the changes in fair value of the Company’s $7.75 Warrants. During the three months ended June 30, 2026, the Company recorded a change in fair value of warrant liabilities of ($29.3) million primarily due to an increase in the Company’s common stock price compared to no change in fair value of warrant liabilities during the three months ended June 30, 2025 as the $7.75 Warrants were issued during the fourth quarter of 2025.

During the six months ended June 30, 2026, the Company recorded a change in fair value of warrant liabilities of ($83.9) million primarily due to an increase in the Company’s common stock price and an increase in the Company’s stock price volatility compared to no change in fair value of warrant liabilities during the six months ended June 30, 2025, as the $7.75 Warrants were issued during the fourth quarter of 2025.

Loss on equity method investments. Loss on equity method investments consists of our interest in AccionaPlug S.L., which is our 50/50 joint venture with Acciona Generación Renovable, S.A. and Clean H2 Infra Fund. Prior to the fourth quarter of 2025, we also held a 49% interest in SK Plug Hyverse, our joint venture with SK Innovation Co., Ltd., successor in interest to SK E&S Co., Ltd. During the three months ended June 30, 2026, the Company recorded a loss of $0.7 million on equity method investments compared to a loss of $45.9 million during the three months ended June 30, 2025. The decrease in loss on equity method investments was primarily due to the Company recording an other-than-

temporary impairment loss of $42.5 million related to the Company’s investment in one of its equity method investments due to a decline in market conditions during the three months ended June 30, 2025.

During the six months ended June 30, 2026, the Company recorded a loss of $1.1 million on equity method investments compared to a loss of $48.2 million during the six months ended June 30, 2025. The decrease in loss on equity method investments was primarily due to the Company recording an other-than-temporary impairment loss of $42.5 million related to the Company’s investment in one of its equity method investments due to a decline in market conditions during the six months ended June 30, 2025. In addition, the Company did not recognize losses related to SK Plug Hyverse during the six months ended June 30, 2026 as the Company sold its entire 49% equity interest in SK Plug Hyverse during the fourth quarter of 2025.

Income Taxes

The Company recorded income tax expense of $207 thousand and $12 thousand during the three months ended June 30, 2026 and 2025, respectively. The Company recorded income tax expense of $248 thousand and $12 thousand during the six months ended June 30, 2026 and 2025, respectively. The income tax expense for the three and six months ended June 30, 2026 was primarily attributable to current tax incurred in foreign jurisdictions. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets in the United States, which remain fully reserved. Except for a few service entities mainly in Europe, all deferred tax assets are offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets will not be realized. As of June 30, 2026, the Company’s Netherlands subsidiary maintains a full valuation allowance on its deferred tax assets that will not be realized.

Liquidity and Capital Resources

A summary of our consolidated sources and uses of cash, cash equivalents and restricted cash was as follows (in thousands):

	Six months ended June 30,
	2026	2025
Net cash (used in)/provided by:
Operating activities	$(244,105)	$(297,378)
Investing activities	(8,192)	(87,316)
Financing activities	(67,920)	226,064

Operating Activities

The net cash used in operating activities during the six months ended June 30, 2026 and 2025 was $244.1 million and $297.4 million, respectively. The decrease in net cash used in operating activities was primarily due to the cash receipt of $50.0 million during the second quarter of 2026 related to the resolution of a contract dispute with a customer, as disclosed in Note 17, “Commitments and Contingencies.” In addition, there was a decrease in cash used in deferred revenue and other contract liabilities. Those changes were partially offset by an increase in cash used in accounts payable, accrued expenses and other liabilities and prepaid expenses and other assets as well as an increase in payments of operating lease liabilities, net resulting from strategic buy-outs of the Company’s operating lease liabilities of $15.5 million during the first half of 2026.

Investing Activities

The net cash used in investing activities during the six months ended June 30, 2026 and 2025 was $8.2 million and $87.3 million, respectively. The decrease in net cash used in investing activities was primarily due to a decrease in purchases of property, plant and equipment. In addition, during the second quarter of 2026, the Company executed an ITC sales agreement for its Louisiana hydrogen production plant and received net cash proceeds of $36.1 million, as disclosed in Note 18, “Government Tax Credits.” Partially offsetting these decreases, there was an increase in purchases of equipment related to power purchase agreements and equipment related to fuel delivered to customers resulting from strategic buy-outs of the Company’s finance obligations and operating and finance lease liabilities.

Financing Activities

The net cash (used in)/provided by financing activities during the six months ended June 30, 2026 and 2025 was ($67.9) million and $226.1 million, respectively. The decrease from cash provided by financing activities to cash used in financing activities was primarily driven by a decrease in proceeds from public and private offerings and debt issuance, partially offset by a decrease in principal payments on convertible debt instruments.

Liquidity

The Company has continued to experience negative cash flows from operations and net losses. The Company incurred net losses of approximately $190.1 million and $228.7 million during the three months ended June 30, 2026 and 2025, respectively. The Company incurred net losses of approximately $436.1 million and $425.6 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company’s working capital was $652.5 million, which included unrestricted cash and cash equivalents of $161.9 million and current restricted cash of $155.5 million, and the Company had an accumulated deficit of $8.7 billion.

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

The Company has an “at-the-market” equity offering program with B. Riley Securities, Inc. (“B. Riley”) and Yorkville Securities, LLC (“Yorkville”) pursuant to which the Company may, from time to time, offer and sell through or to B. Riley, as sales agent or principal, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion under a sales agreement. The “at-the-market” equity offering program will terminate upon the earliest of (a) August 15, 2027, with respect to principal and agency transactions, (b) the sale of all shares of common stock under the program or (c) termination of the sales agreement. During the three and six months ended June 30, 2026, the Company sold no shares of common stock pursuant to the “at-the-market” equity offering program. As of June 30, 2026, the Company had $944.1 million of aggregate gross sales price of shares available to be sold under the “at-the-market” equity offering program.

The Company has also entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, pursuant to which the Company has the right, at its option, to sell to Yorkville up to $1.0 billion in the aggregate gross sales price of its common stock, subject to certain limitations and conditions set forth therein. The Company has the right, but not the obligation, from time to time at its sole discretion to direct Yorkville to purchase directly from the Company up to $10.0 million in the aggregate gross sales price of its common stock on any trading day. The SEPA expires on February 10, 2027. During the three and six months ended June 30, 2026, the Company sold no shares of common stock pursuant to the SEPA.

Subsequent to June 30, 2026, on August 7, 2026, the Company received $40.0 million in connection with the closing of the sale of high-voltage electrical infrastructure assets located at the Company's Graham, Texas project to Stream U.S. Data Centers, LLC, as further described in Note 20, "Subsequent Events." The Company expects these proceeds to provide additional near-term liquidity as it continues to execute on its strategic infrastructure optimization initiative.

The Company believes that its working capital, cash position and restricted cash to be released over the next 12 months, and amortization requirements of the Company’s finance obligations, together with other key assumptions, support the Company’s conclusion that it has sufficient capital to fund its ongoing operations for a period of at least 12 months subsequent to the issuance of the accompanying unaudited interim condensed consolidated financial statements.

Key assumptions are based on factors such as forecasted sales and costs, the Company’s right to direct B. Riley and Yorkville to purchase shares from the Company under the “at-the-market” equity offering program, and the Company’s right to direct Yorkville to purchase shares from the Company under the SEPA.

The Company’s significant obligations consisted of the following as of June 30, 2026:

(i)	Operating and finance leases totaling $214.7 million and $28.9 million, respectively, of which $56.2 million and $9.5 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers.

(ii)	Finance obligations totaling $213.9 million, of which approximately $57.7 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions.

(iii)	Long-term debt totaling $1.5 million, of which $0.3 million is due within the next twelve months.

(iv)	Convertible senior notes totaling $578.0 million, of which none is due within the next twelve months. See Note 8, “Convertible Senior Notes,” for more details.

(v)	Warrant liabilities totaling $136.3 million, of which none is expected to be due within the next twelve months. See Note 7, “Warrant Liabilities,” for more details.

(vi)	Future payments under non-cancellable unconditional purchase obligations with a remaining term in excess of one year totaling $95.3 million, of which $32.9 million is due within the next 12 months. See Note 17, “Commitments and Contingencies,” for more details.

(vii)	Contingent consideration with an estimated fair value of approximately $8.0 million, of which $2.0 million is due within the next 12 months. See Note 6, “Fair Value Measurements,” for more details.

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

The $7.75 Warrants contain a provision pursuant to which, upon a Change of Control (as defined in the $7.75 Warrants), the holder may elect to require the Company (or the successor entity) to purchase the warrant for cash equal to its Black-Scholes value (a “Change of Control Cash Election”). The Company has classified the $7.75 Warrants as a liability on the consolidated balance sheets because the Change of Control Cash Election represents a conditional obligation that could require the Company to settle the warrants in cash upon the occurrence of a Change of Control, which precludes equity classification under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The $7.75 Warrants became exercisable on February 28, 2026 and expire on March 20, 2028.

As of June 30, 2026 and December 31, 2025, the $7.75 Warrants were valued at $136.3 million and $52.3 million, respectively, using the following Black-Scholes assumptions:

	As of
	June 30, 2026	December 31, 2025
Risk-free interest rate	4.11%	3.43%
Volatility	104.00%	80.00%
Expected average term (years)	1.72	2.22
Exercise price	$7.75	$7.75
Stock price	$2.71	$1.97
Fair value per share	$0.73	$0.28

The change in the carrying amount of the $7.75 Warrants during the six months ended June 30, 2026 was as follows (in thousands):

Beginning balance as of December 31, 2025	$52,323
Change in fair value of warrant liabilities	54,640
Ending balance as of March 31, 2026	$106,963
Change in fair value of warrant liabilities	29,291
Ending balance as of June 30, 2026	$136,254

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

The notes are convertible at the option of the holders at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture; provided that unless and until the reserved share effective date occurs, the Company will settle conversion of notes solely with cash. There were no conversions of the 6.75% Convertible Senior Notes during the three and six months ended June 30, 2026. As of June 30, 2026, the Company was in compliance with all debt covenants associated with the 6.75% Convertible Senior Notes.

The change in the carrying amount of the 6.75% Convertible Senior Notes during the six months ended June 30, 2026 was as follows (in thousands):

Beginning balance as of December 31, 2025	$431,014
Change in fair value of the convertible senior notes	70,782
Amortization of discount	974
Ending balance as of March 31, 2026	$502,770
Change in fair value of the convertible senior notes	74,235
Amortization of discount	993
Ending balance as of June 30, 2026	$577,998

The following table summarizes the total interest expense and effective interest rate related to the 6.75% Convertible Senior Notes during the three and six months ended June 30, 2026 (in thousands, except for the effective interest rate):

	Three months ended	Six months ended
	June 30, 2026	June 30, 2026
Interest expense	$7,377	$14,555
Amortization of discount	993	1,967
Total	$8,370	$16,522
Effective interest rate	7.7%	7.7%

Extended Maintenance Contracts

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for sales of equipment, related infrastructure and other that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts (in thousands):

	Six months ended	Year ended
	June 30, 2026	December 31, 2025
Beginning balance	$67,987	$134,356
Benefit for loss accrual	(27,940)	(23,901)
Releases to service cost of sales	(11,687)	(42,877)
Increase/(decrease) to loss accrual related to customer warrants	4,452	(706)
Foreign currency translation adjustment	(133)	1,115
Ending balance	$32,679	$67,987

Product Warranty Reserve

On a quarterly basis, we evaluate our product warranty reserve. The Company applies a failure rate based on product type on total products under warranty identified through a contract-by-contract review to determine its product warranty reserve liability. The Company’s product warranty reserve liability balance as of June 30, 2026 and December 31, 2025 was $21.1 million and $23.0 million, respectively.

Restructuring

In January 2026, the Company initiated reductions to its workforce (the “2026 Restructuring Plan”). We began executing the 2026 Restructuring Plan in January 2026 and it was effectively completed during the second quarter of 2026.

In March 2025, the Company announced initiatives to reduce its workforce, realign its manufacturing footprint and streamline its organization to enhance operational efficiency and improve overall liquidity (the “2025 Restructuring Plan”). We began executing the 2025 Restructuring Plan in March 2025 and it was effectively completed during the fourth quarter of 2025.

During the three months ended June 30, 2026 and 2025, the Company incurred $0.2 million and $2.9 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. During the six months ended June 30, 2026 and 2025, the Company incurred $1.6 million and $20.1 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. The following table reflects the category of restructuring charges incurred during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Employee severance and benefit arrangements	$184	$2,359	$1,609	$18,246
Legal and professional fees	—	44	—	215
Lease and contract termination costs	—	561	—	1,657
Total restructuring charges	$184	$2,964	$1,609	$20,118

The accrued restructuring balances as of June 30, 2026 and December 31, 2025 were recorded in the accrued expenses financial statement line item in the unaudited interim condensed consolidated balance sheets. Accrued restructuring activities during the six months ended June 30, 2026 were as follows (in thousands):

Accrued balance as of December 31, 2025	$978
Accruals and adjustments	1,425
Cash payments	(1,337)
Accrued balance as of March 31, 2026	$1,066
Accruals and adjustments	184
Cash payments	(989)
Accrued balance as of June 30, 2026	$261

As of June 30, 2026, total accrued expenses related to restructuring activities were comprised of $0.3 million of employee severance and benefit arrangements.

Impairment

During the three and six months ended June 30, 2026, the Company recorded impairment charges primarily due to the strategic exit of material handling investments at customer sites impacting equipment related to power purchase agreements and fuel delivered to customers, net of $11.7 million and $12.6 million to the impairment financial statement line item in the unaudited interim condensed consolidated statement of operations, respectively. In addition, during the three and six months ended June 30, 2026, the Company recorded impairment charges of $2.5 million and $5.2 million related to the Company’s property, plant and equipment, net to the impairment financial statement line item in the unaudited interim condensed consolidated statement of operations, respectively, primarily due to assets that are no longer in service. Furthermore, during the three and six months ended June 30, 2026, the Company recorded an impairment charge of $5.2 million related to the Company’s right of use assets related to finance leases, net to the impairment financial statement line item in the unaudited interim condensed consolidated statement of operations, primarily due to changes in lease terms. Finally, during the three and six months ended June 30, 2026, the Company recorded impairment charges of $0 and $0.2 million related to a prepaid expense to the impairment financial statement line item in the unaudited interim condensed consolidated statement of operations, respectively.

Recoveries of Previously-Impaired Contract Assets, Property, Plant and Equipment and Other Assets

During the three months ended June 30, 2026, the Company recognized recoveries on previously-impaired contract assets, property, plant and equipment and other assets totaling $39.7 million. As disclosed in Note 17, “Commitments and Contingencies,” the Company recognized a recovery of $37.0 million associated with the resolution of a contract dispute on a previously-impaired contract asset. In addition, the Company recognized a recovery of $2.2 million associated with previously-impaired property, plant and equipment and a recovery of $0.5 million associated with an asset that was recorded within other assets in the unaudited condensed consolidated balance sheets. The Company recorded such recoveries of $39.7 million within selling, general, and administrative expenses in the unaudited interim condensed consolidated statements of operations. This classification aligns with the presentation of the Company’s historical impairment charges, which were also recorded within the Company's operating expenses.

Restricted Cash

In connection with certain of the noted sale/leaseback agreements, cash of $279.2 million and $352.3 million was required to be restricted as security as of June 30, 2026 and December 31, 2025, respectively, which will be released over the lease term. As of June 30, 2026 and December 31, 2025, the Company also had bank guarantees backed by security deposits totaling $150.4 million and $193.1 million, respectively, of which $117.2 million and $159.6 million are security for the noted sale/leaseback agreements, respectively, and $33.2 million and $33.5 million are customs-related letters of credit and bank guarantees, respectively.

As of June 30, 2026 and December 31, 2025, the Company had $62.0 million held in escrow related to the potential future power usage of the Texas hydrogen production plant and the Company had $18.0 million held in escrow related to the existing power supply for the Georgia hydrogen production plant.

Tariff Refunds

In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act does not authorize the President of the United States to impose tariffs, thereby invalidating certain tariffs previously imposed under that Act. Following the ruling, U.S. Customs and Border Protection implemented a refund process for tariffs paid under the invalidated authority. During the three months ended June 30, 2026, the Company recorded a reduction to inventory of $14.7 million related to refunds of tariffs previously paid on imported goods of which the Company received cash of $10.9 million and recognized a receivable of $3.8 million, which was recorded in prepaid expenses, tax credits, and other current assets in the unaudited interim condensed consolidated balance sheets, which we subsequently received in July 2026.

Contract Dispute Resolution

During the second quarter of 2026, the Company resolved a contract dispute with a customer. Under the terms of the agreement, the customer agreed to provide total consideration of $50.0 million entirely in cash. Upon fulfillment of the agreement and receipt of the consideration on June 6, 2026, in accordance with ASC 450, Contingencies (“ASC 450”), the Company derecognized the remaining $13.0 million contract asset balance and recognized a net gain of $37.0 million. The $37.0 million gain was recorded within selling, general, and administrative expenses in the unaudited interim condensed consolidated statements of operations. This classification aligns with the presentation of the Company’s historical impairment charges on the contract asset, which were also recorded within the Company's operating expenses. See Note 2, “Summary of Significant Accounting Policies,” for further information.

Guarantee

On February 24, 2026, our joint venture, AccionaPlug S.L., entered into a subsidy agreement with the European Hydrogen Bank, which is managed by Instituto para la Diversificación y Ahorro de la Energía (“IDAE”), a Spanish governing body, to subsidize a renewable hydrogen production project in Spain. In connection with the subsidy agreement, AccionaPlug S.L. is required to meet certain performance targets. The Company has provided a guarantee of €7.5 million which can be called by IDAE if the joint venture fails to meet its performance targets under the subsidy agreement. During the second quarter of 2026, the Company collateralized a portion of the guarantee with €3.7 million of restricted cash. As of June 30, 2026, no payments related to this guarantee have been made by the Company, and the Company did not record a liability for this guarantee as the likelihood of the guarantee being called upon is remote.

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

Future payments under non-cancellable unconditional purchase obligations with a remaining term in excess of one year as of June 30, 2026 were as follows (in thousands):

Remainder of 2026	19,142
2027	36,576
2028	39,555
2029	—
2030	—
2031 and thereafter	—
Total	95,273

During 2025, the Company finalized the renegotiation of a supplier arrangement that previously contained minimum purchase requirements. As of June 30, 2026 and December 31, 2025, the Company had a remaining liability of $19.8 million and $27.2 million, respectively, which was recorded in contingent consideration, loss accrual for service contracts, and other current liabilities. During the three and six months ended June 30, 2026, the Company made payments of $6.8 million to reduce the liability.

Government Tax Credits

Section 48 Investment Tax Credit for Qualified Fuel Cell Properties of Energy Storage Technologies

During the first quarter of 2026, the Company determined that it qualified for the Section 48 Investment Tax Credit (“ITC”) for Qualified Fuel Cell Properties of Energy Storage Technologies related to its hydrogen storage and liquefaction assets at its Louisiana hydrogen plant owned by Hidrogenii, the Company’s joint venture with Olin. During the second quarter of 2026, the Company executed an ITC sales agreement for its Louisiana hydrogen production plant. The Company received aggregate cash proceeds of $39.2 million in connection with the sale with related transaction fees of $3.1 million.

Critical Accounting Estimates

The unaudited interim condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including but not limited to those related to revenue recognition, valuation of inventories, valuation of long-lived assets, valuation of investments, valuation of convertible senior notes and long-term debt, accrual for service loss contracts, operating and finance leases, common stock warrants, stock-based compensation and contingencies. We base our estimates and judgments on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about (1) the carrying values of assets and liabilities and (2) the amount of revenue and expenses realized that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recent Accounting Guidance Not Yet Effective

In May 2026, Accounting Standards Update 2026-02 (“ASU 2026-02”), Environmental Credits and Environmental Credit Obligations (Topic 818), was issued to improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. This standard is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2027 with early adoption permitted. The Company has not yet adopted ASU 2026-02 and is still evaluating the impact of the adoption on its unaudited interim condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the Company’s business, financial condition or future results discussed in the Company’s 2025 Form 10-K in Part I, Item 1A, “Risk Factors,” and the Company’s Form 10-Q for the quarter ended March 31, 2026 in Part II, Item 1A, “Risk Factors.” The risks described in the 2025 Form 10-K and the Form 10-Q for the quarter ended March 31, 2026 are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. As a supplement to the risk factors identified in the 2025 Form 10-K, below we have set forth updated risk factors. Other than as provided below, there have been no material changes to the risk factors identified in the 2025 Form 10-K and the Form 10-Q for the quarter ended March 31, 2026.

Changes in the fair value of our convertible senior notes and warrant liabilities have caused, and may continue to cause, significant volatility in our reported financial results and could result in further dilution.

We have elected to measure our 6.75% Convertible Senior Notes and our $7.75 Warrants at fair value, with changes in fair value recorded through our statements of operations each period. As a result, our reported net loss is, and is expected to continue to be, subject to significant fluctuation based on factors that are not within our control and are not necessarily related to our underlying operating performance, including changes in our stock price, stock price volatility, interest rates, and the remaining term of these instruments. For example, during the three and six months ended June 30, 2026, we recorded non-cash losses of $74.2 million and $145.0 million, respectively, from the change in fair value of our convertible senior notes, and non-cash losses of $29.3 million and $83.9 million, respectively, from the change in fair value of our warrant liabilities. Increases in our stock price or stock price volatility, among other factors, have generally increased, and could continue to increase, the fair value of these instruments, resulting in additional non-cash charges that could be significant and could cause our results of operations to differ materially from period to period and from analyst and investor expectations. In addition, conversion of the notes or exercise of the warrants would result in dilution to our stockholders.

Recent judicial and administrative developments regarding tariffs imposed under the International Emergency Economic Powers Act resulted in refunds of previously paid tariffs, but the future tariff environment remains uncertain.

In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act does not authorize the President of the United States to impose tariffs, thereby invalidating certain tariffs previously imposed under that Act. Following the ruling, U.S. Customs and Border Protection implemented a refund process for tariffs paid under the invalidated authority. During the six months ended June 30, 2026, we received cash refunds of $10.9 million and recognized an additional receivable of $3.8 million for tariffs previously paid on imported goods, and recorded a corresponding $14.7 million reduction to the cost basis of our inventory. We do not currently anticipate significant further refunds related to this matter. However, the future trade policy and tariff environment applicable to our supply chain remains uncertain and subject to further legislative, administrative, or judicial action, including potential new or alternative tariff measures. Any such developments could increase our costs, disrupt our supply chain, or, if our expectations change, require us to revise the amounts we have recognized in our financial statements related to tariff refunds.

Our DOE loan guarantee has been terminated.

As previously disclosed, in November 2025 we suspended activities related to the DOE loan program, and in our Annual Report on Form 10-K for the year ended December 31, 2025, we disclosed that we were engaged in discussions with the DOE regarding a possible reframing of activities under the Loan Guarantee Agreement. Those discussions did not result in a modification of the Loan Guarantee Agreement, and on August 4, 2026, the DOE exercised its contractual right to terminate the Loan Guarantee Agreement because the initial first advance had not occurred by the applicable longstop date. No amounts were ever drawn under the Loan Guarantee Agreement, and we do not expect the termination, by itself, to have a material effect on our near-term results of operations, cash flows, or financial condition. See Note 20, “Subsequent Events,” to the unaudited interim condensed consolidated financial statements and Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

Item 5 (a) –

Termination of Material Definitive Agreement

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on January 23, 2025, on January 16, 2025, Plug Power Energy Loan Borrower LLC and Plug Power Limestone, LLC (the “Borrower Parties”) entered into the Loan Guarantee Agreement with the DOE. The Loan Guarantee Agreement provided for a loan guarantee of up to $1.66 billion through the DOE's Loan Programs Office (subsequently reorganized as DOE's Office of Energy Dominance Financing) to finance the development, construction, and ownership of up to six green hydrogen production facilities.

On August 4, 2026, the Company and the Borrower Parties received a notification letter (the “Termination Notice”) from the DOE exercising its right under Section 2.02(c) of the Loan Guarantee Agreement to terminate that agreement because the Initial First Advance had not occurred by the Initial First Advance Longstop Date (each as defined in the Loan Guarantee Agreement), consistent with the Company's previously disclosed decision, announced in November 2025, to suspend activities related to the projects that were to be financed under the Loan Guarantee Agreement. The Termination Notice provides that, automatically and without any further action by the DOE, upon the lapse of the ten business day notice period, (i) the Loan Guarantee Agreement will terminate, (ii) the Release Date (as defined in the Loan Guarantee Agreement) will occur and (iii) the DOE consents to the termination of the other financing documents entered into in connection with the Loan Guarantee Agreement. The Release Date is expected to occur on or around August 18, 2026.

No amounts were advanced or drawn under the Loan Guarantee Agreement. Accordingly, the Company does not expect the termination to result in any repayment, prepayment or termination-fee obligation. See Note 20, “Subsequent

Events,” to the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Upon the Release Date, the security interest granted by the Borrower Parties will terminate, and the Termination Notice directs the collateral agent to cooperate with the release of the related collateral, including the filing of UCC termination statements.

The foregoing description of the Termination Notice is not complete and is qualified in its entirety by reference to the full text of such notice, a copy of which is filed herewith as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 5 (b) – Not applicable.

Item 5 (c) –

Director and Officer Trading Arrangements

On May 22, 2026, Gregory Kenausis, a member of the Company’s Board of Directors, modified his existing stock trading plan established pursuant to Rule 10b5-1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), and which provides for the sale of up to 189,000 shares of the Company’s common stock commencing no earlier than August 21, 2026 through November 22, 2027. The plan was modified during an open insider trading window.

On May 28, 2026, Andrew Marsh, the Executive Chairman of the Company’s Board of Directors, adopted a new stock trading plan established pursuant to Rule 10b5-1 of the Exchange Act which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), and which provides for the sale of up to 600,001 shares of the Company’s common stock commencing no earlier than August 27, 2026 through November 22, 2027. The new plan was adopted during an open insider trading window.

On June 10, 2026, Colin Angle, a member of the Company’s Board of Directors, adopted a new stock trading plan established pursuant to Rule 10b5-1 of the Exchange Act which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), and which provides for (1) the sale of up to 28,691 shares of the Company’s common stock and (2) the sale of 40% of net shares of restricted stock awards of the Company’s common stock commencing no earlier than September 9, 2026 through June 10, 2027. The new plan was adopted during an open insider trading window.

On June 11, 2026, Benjamin Haycraft, the Company’s Chief Strategy Officer, adopted a new stock trading plan established pursuant to Rule 10b5-1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), and which provides for the sale of up to 811,976 shares of the Company’s common stock in the aggregate between September 11, 2026 and December 31, 2027. The new plan was adopted during an open insider trading window.

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

3.10	Seventh Amended and Restated By-laws of Plug Power Inc. (filed as Exhibit 3.1 to Plug Power Inc.’s Current Report on Form 8-K filed on April 26, 2024 and incorporated by reference herein)
10.1*	First Amendment to Purchase and Sale Agreement, dated as of July 1, 2026, by and among Plug Power Inc., Plug Project Holding Co., LLC and Stream US Data Centers, LLC
10.2

Second Amendment to Purchase and Sale Agreement, dated as of July 9, 2026, by and among Plug Power Inc., Plug Project Holding Co., LLC and Stream US Data Centers, LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on July 13, 2026 and incorporated by reference herein)

10.3†

Purchase and Sale Agreement and Joint Escrow Instructions, dated as of July 7, 2026, by and among Plug Power Inc., Plug Project Holding Co., LLC and Stream U.S. Data Centers, LLC (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on July 13, 2026 and incorporated by reference herein)

10.4*	First Amendment to Purchase and Sale Agreement, dated as of August 7, 2026, by and among Plug Power Inc., Plug Project Holding Co., LLC and Stream U.S. Data Centers, LLC
10.5*

Notice of Termination, dated as of August 4, 2026, by and among Plug Power Inc., Plug Power Energy Loan Borrower LLC, Plug Power Generation LLC, Plug Power Limestone, LLC and the U.S. Department of Energy

31.1*	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Submitted electronically herewith.
†

Certain portions of this exhibit have been omitted pursuant to Item 601(a)(6) of Regulation S-K because the information is of the type that the registrant treats as private or confidential. The Company hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certification is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: August 10, 2026	By:	/s/ Jose Luis Crespo
Jose Luis Crespo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)