Form 10-Q
period 2026-09-30
PLUG POWER INC
filed 2026-11-09
CIK 1093691

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, par value of $.01 per share, outstanding as of November 4, 2026 was 1,398,871,823 shares.

PART I. FINANCIAL INFORMATION

Item 1 — Interim Condensed Consolidated Financial Statements (Unaudited)

Plug Power Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$134,131	$368,540
Restricted cash	146,287	186,746
Accounts receivable, net of allowance of $38,814 as of September 30, 2026 and $46,805 as of December 31, 2025	170,145	134,758
Inventory	472,426	520,968
Contract assets, net of allowance of $1,557 as of September 30, 2026 and $0 as of December 31, 2025	73,278	105,268
Assets held for sale	20,946	—
Prepaid expenses, tax credits, and other current assets	93,263	93,988
Total current assets	1,110,476	1,410,268

Restricted cash	322,571	438,698
Property, plant, and equipment, net	191,739	281,001
Right of use assets related to finance leases, net	38,098	44,852
Right of use assets related to operating leases, net	146,962	182,206
Equipment related to power purchase agreements and fuel delivered to customers, net	163,750	122,926
Contract assets	31,307	24,137
Intangible assets, net	26,359	29,228
Investments in non-consolidated entities and non-marketable securities	49,684	46,909
Other assets	23,060	14,343
Total assets(A)	$2,104,006	$2,594,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$147,019	$168,744
Accrued expenses	119,602	128,010
Deferred revenue and other contract liabilities	66,340	66,742
Operating lease liabilities	49,939	70,407
Finance lease liabilities	16,445	10,934
Finance obligations	56,560	76,160
Current portion of convertible debt instruments, net	—	2,583
Current portion of long-term debt	192	626
Contingent consideration, loss accrual for service contracts, and other current liabilities (of which $0 was measured at fair value as of September 30, 2026 and $4,871 was measured at fair value as of December 31, 2025)	45,475	86,382
Total current liabilities	501,572	610,588

Deferred revenue and other contract liabilities	45,251	34,203
Operating lease liabilities	138,004	194,709
Finance lease liabilities	17,344	17,627
Finance obligations	138,148	191,806
Warrant liabilities	52,088	52,323
Convertible debt instruments, net	470,690	431,014
Long-term debt	1,161	1,306
Contingent consideration, loss accrual for service contracts, and other liabilities (of which $4,167 was measured at fair value as of September 30, 2026 and $6,906 was measured at fair value as of December 31, 2025)	28,367	57,678
Total liabilities(A)	1,392,625	1,591,254

Stockholders’ equity:
Common stock, $.01 par value per share; 3,000,000,000 shares authorized as of September 30, 2026 and 1,500,000,000 shares authorized as of December 31, 2025; Issued (including shares in treasury): 1,400,004,604 as of September 30, 2026 and 1,394,241,538 as of December 31, 2025	14,001	13,943
Additional paid-in capital	9,254,997	9,186,314
Accumulated other comprehensive income	1,265	6,796
Accumulated deficit	(8,559,784)	(8,226,039)
Less common stock in treasury: 1,729,151 as of September 30, 2026 and 970,588 as of December 31, 2025	(4,583)	(2,945)
Total Plug Power Inc. stockholders’ equity	705,896	978,069
Non-controlling interest(A)	5,485	25,245
Total stockholders’ equity	711,381	1,003,314
Total liabilities and stockholders’ equity	$2,104,006	$2,594,568

(A)	Includes balances associated with a consolidated variable interest entity (“VIE”), including amounts reflected in “total assets” that can only be used to settle obligations of the VIE of $13,772 and $51,801 as of September 30, 2026 and December 31, 2025, respectively, as well as liabilities of the VIE reflected within “total liabilities” for which creditors do not have recourse to the general credit of Plug Power Inc. of $2,802 and $1,311 as of September 30, 2026 and December 31, 2025, respectively. Refer to Note 21, “Variable Interest Entities,” for additional information.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net revenue:
Sales of equipment, related infrastructure and other	$105,739	$96,773	$266,659	$259,452
Services performed on fuel cell systems and related infrastructure	29,013	19,742	80,827	52,983
Power purchase agreements	27,710	24,604	80,932	71,447
Fuel delivered to customers and related equipment	38,110	35,912	113,377	99,768
Other	30	24	619	1,049
Net revenue	200,602	177,055	542,414	484,699
Cost of revenue:
Sales of equipment, related infrastructure and other	106,118	171,501	271,771	363,337
Services performed on fuel cell systems and related infrastructure	20,154	20,083	56,299	44,541
Benefit for loss contracts related to service	(10,393)	(4,343)	(33,881)	(6,287)
Power purchase agreements	32,175	45,573	107,323	140,777
Fuel delivered to customers and related equipment	57,889	64,392	169,276	189,382
Other	17	14	266	440
Total cost of revenue	205,960	297,220	571,054	732,190

Gross loss	(5,358)	(120,165)	(28,640)	(247,491)

Operating expenses:
Research and development	12,552	16,118	38,085	45,668
Selling, general and administrative	68,344	110,592	167,819	279,324
Gain on sale of property, plant, and equipment	(25,787)	—	(25,787)	—
Restructuring	—	5,519	1,609	25,637
Impairment	16,631	97,524	39,852	119,187
Change in fair value of contingent consideration	(1,845)	(1,129)	(1,368)	(13,116)
Total operating expenses	69,895	228,624	220,210	456,700

Operating loss	(75,253)	(348,789)	(248,850)	(704,191)

Interest income	2,065	4,316	8,502	15,314
Interest expense	(19,287)	(16,461)	(53,527)	(43,885)
Other (expense)/income, net	(1,087)	3,502	(7,200)	8,609
Gain/(loss) on extinguishment of convertible debt instruments and finance obligations	179	—	1,894	(9,127)
Change in fair value of convertible debt instruments	108,284	—	(36,733)	1,902
Change in fair value of debt	—	(2,719)	—	(6,127)
Change in fair value of warrant liabilities	84,166	—	235	—
Gain/(loss) on equity method investments and non-marketable securities	14	(3,262)	(1,131)	(51,482)

Income/(loss) before income taxes	$99,081	$(363,413)	$(336,810)	$(788,987)

Income tax expense	(44)	(92)	(292)	(104)

Net income/(loss)	$99,037	$(363,505)	$(337,102)	$(789,091)

Net loss attributable to non-controlling interest	(729)	(1,636)	(3,357)	(3,467)

Net income/(loss) attributable to Plug Power Inc.	$99,766	$(361,869)	$(333,745)	$(785,624)

Earnings/(loss) per share attributable to Plug Power Inc.:
Basic	$0.07	$(0.31)	$(0.24)	$(0.73)
Diluted	$(0.00)	$(0.31)	$(0.24)	$(0.73)

Weighted average number of common stock outstanding:
Basic	1,393,479,873	1,158,516,229	1,391,468,920	1,077,749,797
Diluted	1,537,229,859	1,158,516,229	1,391,468,920	1,077,749,797

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income/(Loss)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income/(loss)	$99,037	$(363,505)	$(337,102)	$(789,091)
Other comprehensive (loss)/income:
Foreign currency translation (loss)/gain	(1,185)	297	(5,531)	6,277
Comprehensive income/(loss), net of tax	$97,852	$(363,208)	$(342,633)	$(782,814)
Less: comprehensive loss attributable to non-controlling interest	(729)	(1,636)	(3,357)	(3,467)
Total comprehensive income/(loss) attributable to Plug Power Inc.	$98,581	$(361,572)	$(339,276)	$(779,347)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated				Total
			Additional	Other				Plug Power		Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Stockholders’	Non-controlling	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Shares	Amount	Deficit	Equity	Interests	Equity
December 31, 2025	1,394,241,538	$13,943	$9,186,314	$6,796	970,588	$(2,945)	$(8,226,039)	$978,069	$25,245	$1,003,314
Net loss	—	—	—	—	—	—	(245,304)	(245,304)	(733)	(246,037)
Other comprehensive loss	—	—	—	(3,354)	—	—	—	(3,354)	—	(3,354)
Stock-based compensation	1,432,765	14	13,924	—	—	—	—	13,938	—	13,938
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	(30,913)	—	90	—	—	—	—	90	—	90
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	16,907	(37)	—	(37)	—	(37)
Provision for common stock warrants	—	—	5,675	—	—	—	—	5,675	—	5,675
Additional paid-in capital due to contributions to consolidated VIE	—	—	733	—	—	—	—	733	(733)	—
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	300	300
March 31, 2026	1,395,643,390	$13,957	$9,206,736	$3,442	987,495	$(2,982)	$(8,471,343)	$749,810	$24,079	$773,889
Net loss	—	—	—	—	—	—	(188,207)	(188,207)	(1,895)	(190,102)
Other comprehensive loss	—	—	—	(992)	—	—	—	(992)	—	(992)
Stock-based compensation	676,325	7	14,291	—	—	—	—	14,298	—	14,298
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	1,604,332	16	1,530	—	—	—	—	1,546	—	1,546
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	38,154	(122)	—	(122)	—	(122)
Provision for common stock warrants	—	—	5,247	—	—	—	—	5,247	—	5,247
Additional paid-in capital due to contributions to consolidated VIE	—	—	173	—	—	—	—	173	(173)	—
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	(16,474)	(16,474)
June 30, 2026	1,397,924,047	$13,980	$9,227,977	$2,450	1,025,649	$(3,104)	$(8,659,550)	$581,753	$5,537	$587,290
Net income	—	—	—	—	—	—	99,766	99,766	(729)	99,037
Other comprehensive loss	—	—	—	(1,185)	—	—	—	(1,185)	—	(1,185)
Stock-based compensation	944,691	10	12,712	—	—	—	—	12,722	—	12,722
Stock option exercises and issuance of common stock upon grant/vesting of restricted stock and restricted stock unit awards	1,135,866	11	480	—	—	—	—	491	—	491
Treasury stock acquired from employees upon exercise of stock options and vesting of restricted stock and restricted stock unit awards	—	—	—	—	703,502	(1,479)	—	(1,479)	—	(1,479)
Provision for common stock warrants	—	—	14,505	—	—	—	—	14,505	—	14,505
Additional paid-in capital due to contributions to consolidated VIE	—	—	(677)	—	—	—	—	(677)	677	—
September 30, 2026	1,400,004,604	$14,001	$9,254,997	$1,265	1,729,151	$(4,583)	$(8,559,784)	$705,896	$5,485	$711,381

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

Plug Power Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2026	2025
Operating activities
Net loss	$(337,102)	$(789,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of long-lived assets	20,397	33,032
Amortization of intangible assets	2,736	6,019
Lower of cost or net realizable value inventory adjustments and provision for excess and obsolete inventory	22,358	99,626
Stock-based compensation	40,012	36,404
(Gain)/loss on extinguishment of convertible debt instruments and finance obligations	(1,894)	9,127
Provision for losses on accounts receivable	6,114	17,964
Amortization of discount of debt issuance costs on convertible debt instruments and long-term debt	3,233	377
Provision for common stock warrants	33,345	29,465
Impairment	39,852	119,187
Gain on sale of property, plant, and equipment	(25,787)	—
Impairment of right of use assets	—	3,936
Gain on extinguishment of operating lease liability	(6,568)	—
Recovery on service contracts	(48,105)	(40,101)
Change in fair value of contingent consideration	(1,368)	(13,116)
Change in fair value of convertible debt instruments	36,733	(1,902)
Change in fair value of debt	—	6,127
Change in fair value of warrant liabilities	(235)	—
Loss on equity method investments and non-marketable securities	1,131	51,482
Changes in operating assets and liabilities that provide/(use) cash:
Accounts receivable	(41,501)	15,870
Inventory	6,085	32,521
Contract assets	10,180	(3,946)
Prepaid expenses and other assets	(5,732)	31,557
Accounts payable, accrued expenses, and other liabilities	(39,101)	80,650
Deferred revenue and other contract liabilities	11,444	(86,981)
Payments of contingent consideration	(3,889)	(8,341)
Payments of operating lease liabilities, net	(42,863)	(17,058)
Net cash used in operating activities	(320,525)	(387,192)

Investing activities
Purchases of property, plant and equipment	(11,985)	(106,774)
Proceeds from sale of property, plant and equipment	41,035	—
Proceeds from sale of investment tax credit	36,148	—
Proceeds from sale of non-marketable security	750	—
Purchases of equipment related to power purchase agreements and equipment related to fuel delivered to customers	(41,592)	(9,804)
Cash paid for non-consolidated entities and non-marketable securities	(6,600)	(1,130)
Net cash provided by/(used in) investing activities	17,756	(117,708)

Financing activities
Payments of contingent consideration	(2,330)	(4,264)
Proceeds from public and private offerings, net of transaction costs	—	351,948
Payments of tax withholding on behalf of employees for net stock settlement of stock-based compensation	(1,638)	(705)
Proceeds from exercise of stock options	2,127	11
Contributions by non-controlling interest	300	1,525
Distributions to non-controlling interest	(16,474)	—
Principal payments on convertible debt instruments	(2,413)	(185,962)
Premium on principal of convertible debt instruments settled in cash	—	(3,832)
Proceeds from debt issuance	—	249,375
Principal payments on long-term debt	(1,039)	(11,399)
Cash paid for capitalized closing fees related to DOE loan guarantee	—	(13,666)
Principal repayments of finance obligations and finance leases	(63,641)	(69,947)
Net cash (used in)/provided by financing activities	(85,108)	313,084
Effect of exchange rate changes on cash	(3,118)	129
Decrease in cash and cash equivalents	(234,409)	(39,798)
Decrease in restricted cash	(156,586)	(151,889)
Cash, cash equivalents, and restricted cash beginning of period	993,984	1,040,709
Cash, cash equivalents, and restricted cash end of period	$602,989	$849,022

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $0 and $14.8 million, respectively	$38,951	$37,341

Summary of non-cash activity
Recognition of right of use asset - finance leases	6,055	7,031
Recognition of right of use asset - operating leases	1,562	23,046
Principal payment on convertible debenture paid in common stock	—	50,000
Contributions of property, plant, and equipment from non-controlling interest	—	2,341
Increase to assets held for sale due to net transfers between assets held for sale and long-lived assets	20,946	—
Increase to other current assets due to net transfers between other current assets and long-lived assets	39,200	—
Decrease to contract assets due to net transfers between contract assets and long-lived assets	(6,106)	—
Decrease to inventory due to net transfers between inventory and long-lived assets	(20,422)	(11,068)
Accrued purchase of property, plant, and equipment, cash to be paid in subsequent period	22,160	28,492

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

Liquidity and Capital Resources

The Company has continued to experience negative cash flows from operations and operating losses. The Company recognized net income/(loss) of approximately $99.0 million and ($363.5) million during the three months ended September 30, 2026 and 2025, respectively. The Company’s net income during the three months ended September 30, 2026 was due to non-cash gains resulting from changes in fair value of the Company’s convertible debt instruments and warrant liabilities. The Company incurred net losses of approximately $337.1 million and $789.1 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company’s working capital was $608.9 million, which included unrestricted cash and cash equivalents of $134.1 million and current restricted cash of $146.3 million, and the Company had an accumulated deficit of $8.6 billion.

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

The Company has an “at-the-market” equity offering program with B. Riley Securities, Inc. (“B. Riley”) and Yorkville Securities, LLC (“Yorkville”) pursuant to which the Company may, from time to time, offer and sell through or to B. Riley and Yorkville, as sales agents or principals, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion under a sales agreement. The “at-the-market” equity offering program will terminate upon the earliest of (a) August 15, 2027, with respect to principal and agency transactions, (b) the sale of all shares of common stock under the program or (c) termination of the sales agreement. During the three and nine months ended September 30, 2026, the Company sold no shares of common stock pursuant to the “at-the-market” equity offering program. As of September 30, 2026, the Company had $944.1 million of aggregate gross sales price of shares available to be sold under the “at-the-market” equity offering program.

The Company has also entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, pursuant to which the Company has the right, at its option, to sell to Yorkville up to $1.0 billion in the aggregate gross sales price of its common stock, subject to certain limitations and conditions set forth therein. The Company has the right, but not the obligation, from time to time at its sole discretion to direct Yorkville to purchase directly from the Company up to $10.0 million in the aggregate gross sales price of its common stock on any trading day. The SEPA expires on February 10, 2027. During the three and nine months ended September 30, 2026, the Company sold no shares of common stock pursuant to the SEPA.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In addition, we include our share of the results of our joint venture with Acciona Generación Renovable, S.A. in Spain, named AccionaPlug S.L., our investment in Clean H2 Infra Fund and our former joint venture with SK Innovation Co., Ltd, successor in interest to SK E&S Co., Ltd. in South Korea, named SK Plug Hyverse (prior period only), using the equity method based on our economic ownership interest and our ability to exercise significant influence over the operating and financial decisions of AccionaPlug S.L., Clean H2 Infra Fund and SK Plug Hyverse. Additionally, we consolidate the results of Hidrogenii, LLC (“Hidrogenii”), our joint venture with Niloco Hydrogen Holdings LLC, a wholly-owned subsidiary of Olin Corporation (“Olin”).

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

Impairment

During the three and nine months ended September 30, 2026, the Company recorded total impairment charges of $16.6 million and $39.9 million, respectively. These impairment charges were recorded to the impairment financial statement line item in the unaudited interim condensed consolidated statements of operations. During the three and nine months ended September 30, 2026, the Company recorded impairment charges of $15.6 million and $20.8 million, respectively, related to the Company’s property, plant and equipment, net primarily due to assets that are no longer in service and projects that are no longer probable of being completed. In addition, the Company recorded impairment charges related to the Company’s equipment related to power purchase agreements and fuel delivered to customers, net of $0.5 million and $13.1 million, respectively, primarily due to the strategic exit of material handling investments at customer sites. Furthermore, during the three and nine months ended September 30, 2026, the Company recorded an impairment charge of $0 and $5.2 million, respectively, related to the Company’s right of use assets related to finance leases, net primarily due to changes in lease terms. Finally, during the three and nine months ended September 30, 2026, the Company recorded impairment charges of $0.5 million and $0.8 million, respectively, related to a prepaid expense.

Recoveries of Previously-Impaired Assets

During the nine months ended September 30, 2026, the Company recognized recoveries on previously-impaired contract assets, property, plant and equipment and other assets totaling $39.7 million, and recorded such recoveries within selling, general, and administrative expenses in the unaudited interim condensed consolidated statements of operations. This classification aligns with the presentation of the Company’s historical impairment charges, which were also recorded within the Company's operating expenses. As disclosed in Note 19, “Commitments and Contingencies,” the Company recognized a recovery of $37.0 million associated with the resolution of a contract dispute on a previously-impaired contract asset. In addition, the Company recognized a recovery of $2.2 million associated with previously-impaired property, plant and equipment and $0.5 million associated with an asset that was recorded within other assets in the unaudited interim condensed consolidated balance sheets.

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

3. Inventory

Inventory as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials and supplies	$367,963	$350,910
Work-in-process	70,573	84,250
Finished goods	33,890	85,808
Inventory	$472,426	$520,968

Inventory is comprised of raw materials and supplies, work-in-process, and finished goods. The Company has recorded reductions to inventory comprising excess and obsolete items and related lower of cost or net realizable value adjustments of $123.2 million and $151.9 million as of September 30, 2026 and December 31, 2025, respectively.

4. Property, Plant, and Equipment

The carrying amount of the Company’s property, plant, and equipment, net was $191.7 million and $281.0 million as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, the decrease in the Company’s property, plant and equipment, net balance was primarily due to impairment charges of $20.8 million, reclassifying $20.9 million of its property, plant, and equipment, net as “assets held for sale”, in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment (“ASC 360”), which was recorded to assets held for sale in the unaudited interim condensed consolidated balance sheets as the sale is expected to occur within one year, and the bifurcation of the Section 48 Investment Tax Credit (“ITC”) which was recognized as a reduction to the Louisiana hydrogen production plant’s cost-basis in the amount of $39.2 million and was reclassified to prepaid expenses, tax credits, and other current assets in the unaudited interim condensed consolidated balance sheets. Refer to Note 20,

“Government Tax Credits,” for further information. In addition, during the three months ended September 30, 2026, the Company completed the closing of the sale of certain high-voltage electrical infrastructure assets pursuant to a purchase and sale agreement. The assets had a net carrying amount of $14.2 million. The Company received net cash proceeds of $40.0 million and recognized a gain of $25.8 million, which was included in gain on sale of property, plant, and equipment in the unaudited interim condensed consolidated statements of operations. These assets are separate from the $20.9 million of property, plant and equipment, net that was reclassified as “assets held for sale” disclosed above.

5. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired identifiable intangible assets as of September 30, 2026 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Acquired technology	11 years	$15,992	$(4,224)	$11,768
Dry stack electrolyzer technology	10 years	11,351	(3,061)	8,290
Customer relationships, trade name, and other	14 years	7,319	(1,018)	6,301
		$34,662	$(8,303)	$26,359

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

The change in the gross carrying amount of the acquired technology and customer relationships, trade name and other during the nine months ended September 30, 2026 was due to foreign currency translation.

Amortization expense for acquired identifiable intangible assets during the three months ended September 30, 2026 and 2025 was $0.9 million and $2.0 million, respectively. Amortization expense for acquired identifiable intangible assets during the nine months ended September 30, 2026 and 2025 was $2.7 million and $6.0 million, respectively.

The estimated amortization expense for subsequent years as of September 30, 2026 is as follows (in thousands):

Remainder of 2026	$916
2027	3,665
2028	3,328
2029	3,213
2030	3,194
2031 and thereafter	12,043
Total	$26,359

6. Investments

Investments in Non-consolidated Entities and Non-marketable Securities

Non-marketable Securities

Our investment in non-marketable securities was $12.3 million and $12.8 million as of September 30, 2026 and December 31, 2025, respectively, of which $10.2 million is expected to be redeemed within the next 12 months and is included in prepaid expenses, tax credits, and other current assets on the Company’s unaudited interim condensed consolidated balance sheets.

Equity Method Investments

As of September 30, 2026 and December 31, 2025, the Company accounted for the following investments in the investee’s common stock under the equity method, which are included in the investments in non-consolidated entities and non-marketable securities on the unaudited interim condensed consolidated balance sheets (amounts in thousands):

		As of September 30, 2026		As of December 31, 2025
	Formation	Common Stock	Carrying	Common Stock	Carrying
Investee	Date	Ownership %	Value	Ownership %	Value
AccionaPlug S.L.	Q4 2021	50%	3,859	50%	4,531
Clean H2 Infra Fund	Q4 2021	5%	43,706	5%	39,760
			$47,565		$44,291

During the three months ended September 30, 2026, the Company made no contributions to AccionaPlug S.L. and Clean H2 Infra Fund. During the three months ended September 30, 2025, the Company contributed approximately $0.3 million and $0 to AccionaPlug S.L. and Clean H2 Infra Fund, respectively.

During the nine months ended September 30, 2026, the Company contributed approximately $0.6 million and $6.0 million to AccionaPlug S.L. and Clean H2 Infra Fund, respectively. During the nine months ended September 30, 2025, the Company contributed approximately $1.1 million and $0 to AccionaPlug S.L. and Clean H2 Infra Fund, respectively.

As of September 30, 2026, the Company’s capital commitment related to its equity method investments was $1.2 million, all of which is expected to be paid during the fourth quarter of 2026.

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

The following table summarizes the carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
$7.75 Warrants	$52,088	$52,088	$—	$—	$52,088
6.75% Convertible Senior Notes	470,690	470,690	—	—	470,690
Contingent consideration	4,167	4,167	—	—	4,167

	As of December 31, 2025
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Liabilities
$7.75 Warrants	$52,323	$52,323	$—	$—	$52,323
6.75% Convertible Senior Notes	431,014	431,014	431,014	—	—
Contingent consideration	11,777	11,777	4,353	—	7,424

The liabilities measured at fair value on a recurring basis that have unobservable inputs and are therefore categorized as Level 3 as of September 30, 2026 are related to the $7.75 Warrants, 6.75% Convertible Senior Notes (each, as defined below) and contingent consideration, all of which are described below.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

$7.75 Warrants

The fair value of the $7.75 Warrants as of September 30, 2026 and December 31, 2025 was comprised of a single financial liability under ASC 825, Financial Instruments (“ASC 825”), with changes in fair value recorded in change in fair value of warrant liabilities in the unaudited interim condensed consolidated statements of operations.

The Company estimated and recorded the fair value of the $7.75 Warrants as of September 30, 2026 and December 31, 2025 based on a Black-Scholes Option Pricing Model. The valuations utilized significant Level 3 unobservable inputs, including volatility. Other significant assumptions include risk-free rate, exercise price, the Company’s common stock price and maturity date. Significant judgment is required in selecting the significant inputs and assumptions. Actual assumptions may differ from our current estimates and such differences could materially impact the fair value of the $7.75 Warrants.

Refer to Note 9, “Warrant Liabilities,” for the significant assumptions utilized in the fair value of the $7.75 Warrants as of September 30, 2026 and December 31, 2025, respectively, as well as the change in the carrying amount of the $7.75 Warrants during the three and nine months ended September 30, 2026.

6.75% Convertible Senior Notes

The fair value of the 6.75% Convertible Senior Notes as of September 30, 2026 and December 31, 2025 was comprised of a single financial liability in which the Company elected the fair value option under ASC 825, with changes in fair value recorded in change in fair value of convertible debt instruments in the unaudited interim condensed consolidated statements of operations. The Company elected the fair value option due to its multiple conversion features required to be presented at fair value. The Company has also elected to present interest expense separately from the change in fair value of convertible debt instruments measured at fair value through earnings. Total changes in the fair value of the liability that resulted from a change in the instrument-specific credit risk are separately recorded in other comprehensive income. There was no change in the instrument-specific credit risk during the three and nine months ended September 30, 2026.

As of September 30, 2026, the Company estimated and recorded the fair value of the 6.75% Convertible Senior Notes based on a Lattice Model. The valuation utilized significant Level 3 unobservable inputs, including volatility and calibrated yield. Other significant assumptions include risk-free rate, conversion price, coupon interest rate, the Company’s common stock price, issuance date and maturity date. Significant judgment is required in selecting the significant inputs and assumptions. Actual assumptions may differ from our current estimates and such differences could materially impact the fair value of the 6.75% Convertible Senior Notes. As of June 30, 2026 and December 31, 2025, the fair value of the 6.75% Convertible Senior Notes was based on quoted prices from recent trading activity and was classified within Level 1. During the three months ended September 30, 2026, the 6.75% Convertible Senior Notes were transferred from Level 1 to Level 3 due to a lack of recent trading activity.

Refer to Note 10, “Convertible Senior Notes,” for the change in the carrying amount of the 6.75% Convertible Senior Notes during the three and nine months ended September 30, 2026.

Contingent consideration

The fair value of contingent consideration as of September 30, 2026 was related to the Joule Processing LLC (“Joule”) acquisition in 2022 and the fair value of contingent consideration as of December 31, 2025 was related to the Joule acquisition in 2022 and the Frames Holding B.V. (“Frames”) acquisition in 2021.

In the unaudited interim condensed consolidated balance sheets, contingent consideration was recorded in the contingent consideration, loss accrual for service contracts, and other current liabilities and contingent consideration, loss accrual for service contracts, and other liabilities financial statement line items and was comprised of the following unobservable inputs as of September 30, 2026:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Contingent consideration	$4,167	Scenario-based method	Credit spread	15.55%
			Discount rate	20.38%
	4,167

In the unaudited interim condensed consolidated balance sheets, contingent consideration was recorded in the contingent consideration, loss accrual for service contracts, and other current liabilities and contingent consideration, loss accrual for service contracts, and other liabilities financial statement line items and was comprised of the following unobservable inputs as of December 31, 2025:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Weighted Average
Contingent consideration	$7,424	Scenario-based method	Credit spread	11.77%
			Discount rate	15.44% - 15.45%
	7,424

The change in the carrying amount of contingent consideration during the nine months ended September 30, 2026 was as follows (in thousands):

Beginning balance as of December 31, 2025	$11,777
Cash payments	(4,248)
Change in fair value of contingent consideration	280
Foreign currency translation adjustment	(23)
Ending balance as of March 31, 2026	$7,786
Change in fair value of contingent consideration	197
Ending balance as of June 30, 2026	$7,983
Cash payments	(1,971)
Change in fair value of contingent consideration	(1,845)
Ending balance as of September 30, 2026	$4,167

8. Operating Lease Liabilities and Finance Obligations

The carrying value of the Company’s operating lease liabilities was $187.9 million and $265.1 million as of September 30, 2026 and December 31, 2025, respectively. During the three and nine months ended September 30, 2026, the Company made payments on its operating lease liabilities in the amount of $11.1 million and $42.8 million, respectively. Included in these payments of operating lease liabilities, the Company initiated strategic buy-outs of its operating lease liabilities in the amount of $6.4 million and $21.9 million during the three and nine months ended September 30, 2026, respectively. Additionally, during the three and nine months ended September 30, 2026, the Company recognized a gain of $6.6 million related to the extinguishment of an operating lease liability, which was recorded to selling, general, and administrative expenses in the unaudited interim condensed consolidated statements of operations.

The carrying value of the Company’s finance obligations was $194.7 million and $268.0 million as of September 30, 2026 and December 31, 2025, respectively. During the three and nine months ended September 30, 2026, the Company made principal repayments on its finance obligations in the amount of $13.8 million and $48.9 million, respectively.

9. Warrant Liabilities

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

The $7.75 Warrants contain a provision pursuant to which, upon a Change of Control (as defined in the $7.75 Warrants), the holder may elect to require the Company (or the successor entity) to purchase the warrant for cash equal to its Black-Scholes value (a “Change of Control Cash Election”). The Company has classified the $7.75 Warrants as a liability on the unaudited interim condensed consolidated balance sheets because the Change of Control Cash Election represents a conditional obligation that could require the Company to settle the warrants in cash upon the occurrence of a Change of Control, which precludes equity classification under ASC 815, Derivatives and Hedging (“ASC 815”). The $7.75 Warrants became exercisable on February 28, 2026 and expire on March 20, 2028. There were no exercises of the $7.75 Warrants during the three and nine months ended September 30, 2026.

As of September 30, 2026 and December 31, 2025, the $7.75 Warrants were valued at $52.1 million and $52.3 million, respectively, using the following Black-Scholes assumptions:

	As of
	September 30, 2026	December 31, 2025
Risk-free interest rate	4.51%	3.43%
Volatility	99.56%	80.00%
Expected average term (years)	1.47	2.22
Exercise price	$7.75	$7.75
Stock price	$1.94	$1.97
Fair value per share	$0.28	$0.28

The change in the carrying amount of the $7.75 Warrants during the nine months ended September 30, 2026 was as follows (in thousands):

Beginning balance as of December 31, 2025	$52,323
Change in fair value of warrant liabilities	54,640
Ending balance as of March 31, 2026	$106,963
Change in fair value of warrant liabilities	29,291
Ending balance as of June 30, 2026	$136,254
Change in fair value of warrant liabilities	(84,166)
Ending balance as of September 30, 2026	$52,088

10. Convertible Senior Notes

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

The notes are convertible at the option of the holders at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. There were no conversions of the 6.75% Convertible Senior Notes during the three and nine months ended September 30, 2026. As of September 30, 2026, the Company was in compliance with all debt covenants associated with the 6.75% Convertible Senior Notes.

The change in the carrying amount of the 6.75% Convertible Senior Notes during the nine months ended September 30, 2026 was as follows (in thousands):

Beginning balance as of December 31, 2025	$431,014
Change in fair value of the convertible senior notes	70,782
Amortization of discount	974
Ending balance as of March 31, 2026	$502,770
Change in fair value of the convertible senior notes	74,235
Amortization of discount	993
Ending balance as of June 30, 2026	$577,998
Change in fair value of the convertible senior notes	(108,284)
Amortization of discount	976
Ending balance as of September 30, 2026	$470,690

The following table summarizes the total interest expense and effective interest rate related to the 6.75% Convertible Senior Notes during the three and nine months ended September 30, 2026 (in thousands, except for the effective interest rate):

	Three months ended	Nine months ended
	September 30, 2026	September 30, 2026
Interest expense	$7,277	$21,832
Amortization of discount	976	2,943
Total	$8,253	$24,775
Effective interest rate	7.7%	7.7%

11. Extended Maintenance Contracts and Product Warranty Reserve

Extended Maintenance Contracts

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for sales of equipment, related infrastructure and other that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts (in thousands):

	Nine months ended	Year ended
	September 30, 2026	December 31, 2025
Beginning balance	$67,987	$134,356
Benefit for loss accrual	(37,527)	(23,901)
Releases to service cost of sales	(14,224)	(42,877)
Increase/(decrease) to loss accrual related to customer warrants	3,646	(706)
Foreign currency translation adjustment	(153)	1,115
Ending balance	$19,729	$67,987

Product Warranty Reserve

On a quarterly basis, we evaluate our product warranty reserve. The Company applies a failure rate based on product type on total products under warranty identified through a contract-by-contract review to determine its product warranty reserve liability. The Company’s product warranty reserve liability balance as of September 30, 2026 and December 31, 2025 was $19.0 million and $23.0 million, respectively.

12. Stockholders’ Equity

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

Share-Based Consideration Payable to a Customer

On August 24, 2022, the Company and Amazon.com, Inc. (“Amazon”) entered into a transaction agreement under which the Company concurrently issued to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the “2022 Amazon Warrant”) to acquire up to 16,000,000 shares of the Company’s common stock. As of September 30, 2026 and December 31, 2025, the balance of the contract asset related to the 2022 Amazon Warrant was $24.2 million and $32.1 million, respectively, which was recorded in contract assets in the Company’s unaudited interim condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, 4,500,000 and 3,500,000 of the shares related to the 2022 Amazon Warrant had vested, respectively, and none of the shares had been exercised. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the three months ended September 30, 2026 and 2025 was $13.2 million and $5.0 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2022 Amazon Warrant during the nine months ended September 30, 2026 and 2025 was $29.1 million and $11.8 million, respectively.

In 2017, the Company issued a warrant to Walmart Inc. (“Walmart”) (the “2017 Walmart Warrant”) to purchase up to 55,286,696 shares of the Company’s common stock, subject to certain vesting events. On December 30, 2025, the Company entered into an agreement with Walmart in which Walmart agreed to forfeit all vested shares of the Company’s common stock related to the 2017 Walmart Warrant and the unvested portions of the 2017 Walmart Warrant were cancelled. Accordingly, no shares of common stock will become issuable by the Company in connection with the 2017 Walmart Warrant. In order to unwind the remaining provision associated with the 2017 Walmart Warrant, the total amount of provision for common stock warrants recorded as a reduction of revenue for the 2017 Walmart Warrant during the three months ended September 30, 2026 and 2025 was $1.1 million and $5.8 million, respectively. The total amount of provision for common stock warrants recorded as a reduction of revenue for the 2017 Walmart Warrant during the nine months ended September 30, 2026 and 2025 was $4.2 million and $17.4 million, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of foreign currency translation gains and losses. There were no reclassifications from accumulated other comprehensive income during the three and nine months ended September 30, 2026 and 2025.

Other comprehensive loss during the three months ended September 30, 2026 increased due to foreign currency translation losses of $1.2 million. Other comprehensive loss during the nine months ended September 30, 2026 increased due to foreign currency translation losses of $5.5 million.

13. Revenue

Disaggregation of revenue

The following table provides information about disaggregation of revenue (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Major products and service lines	2026	2025	2026	2025
Sales of fuel cell systems	$20,164	$10,618	$63,883	$42,838
Sales of hydrogen infrastructure	43,132	753	63,962	17,996
Sales of electrolyzers	25,013	65,412	79,110	119,491
Sales of engineered equipment	532	1,594	3,587	3,424
Services performed on fuel cell systems and related infrastructure	29,013	19,742	80,827	52,983
Power purchase agreements	27,710	24,604	80,932	71,447
Fuel delivered to customers and related equipment	38,110	35,912	113,377	99,768
Sales of cryogenic equipment and liquefiers	16,898	18,396	56,117	75,703
Other	30	24	619	1,049
Net revenue	$200,602	$177,055	$542,414	$484,699

Contract balances

Significant changes in the contract assets and the deferred revenue and other contract liabilities balances during the period are as follows (in thousands):

Contract assets	Nine months ended	Year ended
	September 30, 2026	December 31, 2025
Transferred to receivables from contract assets recognized at the beginning of the period	$(62,815)	$(21,348)
Transferred to long-lived assets from contract assets recognized at the beginning of the period	(6,106)	—
Allowance for credit loss provision	(1,557)	—
Change in contract assets related to warrants	(7,894)	(3,729)
Foreign currency translation (loss)/gain	(639)	1,208
Impairment	—	(28,105)
Revenue recognized and not billed as of the end of the period	54,191	63,364
Net change in contract assets	$(24,820)	$11,390

Deferred revenue and other contract liabilities	Nine months ended	Year ended
	September 30, 2026	December 31, 2025
Increases due to customer billings, net of amounts recognized as revenue during the period	$62,240	$19,144
Change in contract liabilities related to warrants	23	260
Foreign currency translation (gain)/loss	(821)	6,814
Revenue recognized that was included in the contract liability balance as of the beginning of the period	(50,796)	(127,898)
Net change in deferred revenue and other contract liabilities	$10,646	$(101,680)

Estimated future revenue

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period, including provision for common stock warrants (in thousands):

	As of	Expected recognition
	September 30, 2026	period (years)
Sales of fuel cell systems	$36,079	1 - 2
Sales of hydrogen infrastructure	19,854	1 - 2
Sales of electrolyzers	119,752	1 - 3
Sales of engineered equipment	353	1
Services performed on fuel cell systems and related infrastructure	123,062	1 - 10
Power purchase agreements	208,107	1 - 10
Fuel delivered to customers and related equipment	54,559	1 - 10
Sales of cryogenic equipment and liquefiers	51,468	1
Other	1,202	1 - 2
Total estimated future revenue	$614,436

14. Employee Benefit Plans

2011 and 2021 Stock Option and Incentive Plan

Stock-based compensation costs recognized, excluding the Company’s matching contributions of $1.9 million and $2.1 million to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were $11.0 million and $10.0 million during the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation costs recognized, excluding the Company’s matching contributions of $6.7 million and $7.4 million to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were $32.9 million and $28.5 million during the nine months ended September 30, 2026 and 2025, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in our 2025 Form 10-K.

The components and classification of stock-based compensation expense, excluding the Company’s matching contributions to the Plug Power Inc. 401(k) Savings & Retirement Plan and quarterly Board compensation, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of sales	$598	$1,147	$3,051	$3,629
Research and development	750	1,072	2,671	3,084
Selling, general and administrative	9,699	7,755	27,171	21,791
	$11,047	$9,974	$32,893	$28,504

Service Stock Options Awards

During the nine months ended September 30, 2026, the Company granted 12,943,272 service stock option awards with a weighted average grant-date fair value of $1.83 per share and at a weighted average exercise price of $2.60. In addition, 1,032,367 service stock option awards were exercised at a weighted average exercise price of $2.06. Finally, 2,489,169 service stock option awards were forfeited at a weighted average exercise price of $6.72. The total fair value of the service stock option awards that vested during the nine months ended September 30, 2026 and 2025 was approximately $21.2 million and $10.4 million, respectively.

The Company estimates the fair value of its service stock options using a Black-Scholes valuation model, and the resulting fair value is recorded as compensation cost on a straight-line basis over the option vesting period. Key inputs and assumptions used to estimate the fair value of the service stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, and an appropriate risk-free rate. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The assumptions made for purposes of estimating fair value under the Black-Scholes model for the 12,943,272 service stock options granted during the nine months ended September 30, 2026 were as follows:

Expected term of options (years)	5.00
Risk free interest rate	3.48% - 5.03%
Volatility	87.48% - 101.87%

Compensation cost associated with service stock option awards represented approximately $7.8 million and $4.2 million of the total share-based payment expense recorded during the three months ended September 30, 2026 and 2025, respectively. Compensation cost associated with service stock option awards represented approximately $20.6 million and $11.9 million of the total share-based payment expense recorded during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was approximately $50.9 million of unrecognized compensation cost related to service stock option awards to be recognized over the weighted average remaining period of 2.15 years.

Restricted Stock and Restricted Stock Unit Awards

During the nine months ended September 30, 2026, the Company granted 1,928,776 restricted stock and restricted stock unit awards with a weighted average grant-date fair value of $2.59. In addition, 353,542 restricted stock and restricted stock unit awards were forfeited at a weighted average grant-date fair value of $6.08. The total fair value of the 2,500,741 restricted stock and restricted stock unit awards and the 1,374,103 restricted stock and restricted stock unit awards that vested during the nine months ended September 30, 2026 and 2025, respectively, was approximately $13.6 million and $14.2 million, respectively.

Compensation cost associated with restricted stock and restricted stock unit awards represented approximately $3.2 million and $5.1 million during the three months ended September 30, 2026 and 2025, respectively. Compensation cost associated with restricted stock and restricted stock unit awards represented approximately $11.4 million and $14.0 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $17.8 million of unrecognized compensation cost related to restricted stock and restricted stock unit awards to be recognized over the weighted average period of 2.11 years.

401(k) Savings & Retirement Plan

The Company issued 2,885,514 and 5,500,869 shares of common stock pursuant to the Plug Power Inc. 401(k) Savings & Retirement Plan during the nine months ended September 30, 2026 and 2025, respectively.

The Company’s expense for this plan was approximately $1.9 million and $2.1 million during the three months ended September 30, 2026 and 2025, respectively. The Company’s expense for this plan was approximately $6.7 million and $7.4 million during the nine months ended September 30, 2026 and 2025, respectively.

Non-Employee Director Compensation

The Company granted 111,989 and 334,269 shares of common stock to non-employee directors as compensation during the nine months ended September 30, 2026 and 2025, respectively. All common stock issued is fully vested at the time of issuance and is valued at fair value on the date of issuance. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.1 million and $0.1 million during the three months ended September 30, 2026 and 2025, respectively. The Company’s share-based compensation expense in connection with non-employee director compensation was approximately $0.3 million and $0.5 million during the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026, non-employee directors were also granted 163,638 service stock option awards and 261,429 common stock options that vest over a one and three year period, respectively, with the 163,638 service stock option awards included within the total 12,943,272 service stock option awards disclosed above. The Company’s share-based compensation expense in connection with these awards was approximately $0.2 million during the nine months ended September 30, 2026. Additionally, in accordance with the non-employee director compensation plan, during each of the nine months ended September 30, 2026 and 2025, the Company reimbursed $0.1 million of administrative expenses and advisory fees incurred by non-employee directors.

15. Restructuring

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

During the three months ended September 30, 2026 and 2025, the Company incurred $0 and $5.5 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. During the nine months ended September 30, 2026 and 2025, the Company incurred $1.6 million and $25.6 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. The following table reflects the category of restructuring charges incurred during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Employee severance and benefit arrangements	$—	$1,251	$1,609	$19,497
Legal and professional fees	—	57	—	272
Lease and contract termination costs	—	4,211	—	5,868
Total restructuring charges	$—	$5,519	$1,609	$25,637

The accrued restructuring balances as of September 30, 2026 and December 31, 2025 were recorded in the accrued expenses financial statement line item in the unaudited interim condensed consolidated balance sheets. Accrued restructuring activities during the nine months ended September 30, 2026 were as follows (in thousands):

Accrued balance as of December 31, 2025	$978
Accruals and adjustments	1,425
Cash payments	(1,337)
Accrued balance as of March 31, 2026	$1,066
Accruals and adjustments	184
Cash payments	(989)
Accrued balance as of June 30, 2026	$261
Accruals and adjustments	—
Cash payments	(75)
Accrued balance as of September 30, 2026	$186

As of September 30, 2026, total accrued expenses related to restructuring activities were comprised of $0.2 million of employee severance and benefit arrangements.

16. Income Taxes

The Company recorded income tax expense of $44 thousand and $92 thousand during the three months ended September 30, 2026 and 2025, respectively. The Company recorded income tax expense of $292 thousand and $104 thousand during the nine months ended September 30, 2026 and 2025, respectively. The income tax expense for the three and nine months ended September 30, 2026 was primarily attributable to current tax incurred in foreign jurisdictions. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets in the United States, which remain fully reserved. Except for a few service entities mainly in Europe, all deferred tax assets are offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets will not be realized. As of September 30, 2026, the Company’s Netherlands subsidiary maintains a full valuation allowance on its deferred tax assets that will not be realized.

17. Earnings/(Loss) Per Share

Basic earnings per share of common stock are computed by dividing net income/(loss) attributable to Plug Power Inc. by the weighted average number of common stock outstanding during the reporting period. Diluted earnings per share of common stock are computed by dividing diluted net income/(loss) attributable to Plug Power Inc. by the diluted weighted average number of common stock outstanding during the period. The diluted shares are computed by using the if-converted method when calculating the potentially dilutive effect, if any, of our convertible senior notes, and the treasury stock method when calculating the potentially dilutive effect, if any, of our outstanding stock option awards, unvested restricted stock and restricted stock unit awards, and common stock warrants.

The table below details the basic and diluted earnings/(loss) per share attributable to Plug Power Inc. (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income/(loss)	$99,037	$(363,505)	$(337,102)	$(789,091)
Less: Net income/(loss) attributable to non-controlling interests	(729)	(1,636)	(3,357)	(3,467)
Net income/(loss) attributable to Plug Power Inc. - basic	$99,766	$(361,869)	$(333,745)	$(785,624)
Plus: dilutive effect of 6.75% Convertible Senior Notes	(100,030)	—	—	—
Net income/(loss) attributable to Plug Power Inc. - diluted	$(264)	$(361,869)	$(333,745)	$(785,624)

Weighted average number of common stock outstanding - basic	1,393,479,873	1,158,516,229	1,391,468,920	1,077,749,797
Dilutive effect of 6.75% Convertible Senior Notes	143,749,986	—	—	—
Weighted average number of common stock outstanding - diluted	1,537,229,859	1,158,516,229	1,391,468,920	1,077,749,797

Earnings/(loss) per share attributable to Plug Power Inc. - basic	$0.07	$(0.31)	$(0.24)	$(0.73)
Earnings/(loss) per share attributable to Plug Power Inc. - diluted	$(0.00)	$(0.31)	$(0.24)	$(0.73)

In accordance with ASC 260, Earnings Per Share, under the if-converted method, adjustments are made to the calculation numerator and denominator for applicable securities. The numerator adjustment resulting from the dilutive effect of the 6.75% Convertible Senior Notes is comprised of add backs related to interest expense, accretion expense, and the change in fair value of convertible debt instruments for the applicable period.

The calculation of diluted earnings/(loss) per share requires that each issuance of potential common stock be considered in sequence from most dilutive to least dilutive. For the three months ended September 30, 2026, the 6.75% Convertible Senior Notes were the most dilutive security. The effects of the Company's remaining potentially dilutive securities were considered to be anti-dilutive and therefore excluded from the calculation of diluted earnings per share (refer to the table below).

Due to our net loss attributable to Plug Power Inc. for the three months ended September 30, 2025 and the nine months ended September 30, 2026 and 2025, the assumed exercise of outstanding stock option awards, the assumed vesting of outstanding restricted stock and restricted stock unit awards, the assumed conversion of convertible debt instruments, and the assumed exercise of outstanding common stock warrants had an anti-dilutive effect on diluted loss per share for the period and were excluded.

The following table presents the potential common stock outstanding that were excluded from the computation of diluted earnings/(loss) per share as of the periods presented as including them would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock option awards outstanding	57,187,585	40,726,868	57,187,585	40,726,868
Restricted stock and restricted stock unit awards outstanding	2,850,880	5,554,962	2,850,880	5,554,962
Common stock warrants	230,260,619	277,453,098	230,260,619	277,453,098
Convertible debt instruments	—	33,049,906	143,749,986	33,049,906
Number of dilutive potential shares of common stock	290,299,084	356,784,834	434,049,070	356,784,834

18. Segment Reporting

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

The information regularly provided to the CODM used to assess performance and allocate resources is the same as the Company’s consolidated financial statements. The measure of segment profit or loss used by the CODM in assessing segment performance and how to allocate resources is consolidated net income/(loss) which is presented in the unaudited interim condensed consolidated statements of operations. The CODM uses net income/(loss) in strategic planning, for example, decision making of whether to allocate resources towards strengthening sales channels, investing in research and development, focusing on cost-down initiatives, and/or analyzing Company overhead in respect to specific products and service lines. Net income/(loss) is also used to monitor budget versus actual results and is considered in assessments related to company-wide incentive compensation. The significant segment expenses included within the segment measure of profit or loss are total costs of revenue, research and development expense, selling, general and administrative expense, and impairment expense. The CODM is not regularly provided a measure of segment assets.

The following table presents reported segment revenue, significant segment expenses, other segment items and segment measure of profit/(loss):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total net revenue	$200,602	$177,055	$542,414	$484,699
Cost of revenue:
Sales of equipment, related infrastructure and other	$(106,118)	$(171,501)	$(271,771)	$(363,337)
Services performed on fuel cell systems and related infrastructure	(20,154)	(20,083)	(56,299)	(44,541)
Benefit for loss contracts related to service	10,393	4,343	33,881	6,287
Power purchase agreements	(32,175)	(45,573)	(107,323)	(140,777)
Fuel delivered to customers and related equipment	(57,889)	(64,392)	(169,276)	(189,382)
Other costs of revenue	(17)	(14)	(266)	(440)
Operating expenses:
Research and development	$(12,552)	$(16,118)	$(38,085)	$(45,668)
Selling, general and administrative	(68,344)	(110,592)	(167,819)	(279,324)
Impairment	(16,631)	(97,524)	(39,852)	(119,187)
Other segment items, net(1)	$201,922	$(19,106)	$(62,706)	$(97,421)
Consolidated net income/(loss)	$99,037	$(363,505)	$(337,102)	$(789,091)
(1)	Included in other segment items, net are gain on sale of property, plant, and equipment, restructuring, change in fair value of contingent consideration, interest income, interest expense, other (expense)/income, net, gain/(loss) on extinguishment of convertible debt instruments and finance obligations, change in fair value of convertible debt instruments, change in fair value of debt, change in fair value of warrant liabilities, gain/(loss) on equity method investments and non-marketable securities and income tax expense, which are presented in the unaudited interim condensed consolidated statements of operations.

19. Commitments and Contingencies

Restricted Cash

In connection with certain sale/leaseback agreements, cash of $253.2 million and $352.3 million was required to be restricted as security as of September 30, 2026 and December 31, 2025, respectively, which will be released over the lease term. As of September 30, 2026 and December 31, 2025, the Company also had bank guarantees backed by security deposits totaling $135.6 million and $193.1 million, respectively, of which $88.4 million and $159.6 million are security for the noted sale/leaseback agreements, respectively, and $47.2 million and $33.5 million are customs-related letters of credit and bank guarantees, respectively.

As of September 30, 2026 and December 31, 2025, the Company had $62.0 million held in escrow related to the potential future power usage of the Texas hydrogen production plant and the Company had $18.1 million and $18.0 million held in escrow, respectively, related to the existing power supply for the Georgia hydrogen production plant.

Tariff Refunds

In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act does not authorize the President of the United States to impose tariffs, thereby invalidating certain tariffs previously imposed under that Act. Following the ruling, U.S. Customs and Border Protection implemented a refund process for tariffs paid under the invalidated authority. During the nine months ended September 30, 2026, the Company recorded a reduction to inventory of $14.7 million related to refunds of tariffs previously paid on imported goods, all of which the Company received in cash.

Litigation

Legal matters are handled in the ordinary course of business. The outcome of any such matters, regardless of the merits, is inherently uncertain; therefore, assessing the likelihood of loss and any estimated damages is difficult and subject to considerable judgment. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. While we are not in a position to accurately predict the outcome of any legal or other proceedings, where there is at least a reasonable possibility that a loss may be incurred, GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss, if material, or make a statement that such an estimate cannot be made. Except as described below, a reasonably possible loss or range of loss associated with any individual legal proceeding cannot be currently estimated.

Securities Litigation and Related Stockholder Derivative Litigation

2023 Securities Action and Related Derivative Litigation

A consolidated action is pending in the United States District Court for the District of Delaware asserting claims under the federal securities laws against the Company and certain of its senior officers on behalf of a putative class of purchasers of the Company’s securities, styled In re Plug Power, Inc. Securities Litigation, No. 1:23-cv-04090576-JLHMN (the “2023 Securities Action”). The plaintiffs filed a consolidated complaint on September 28, 2023, in which they assert claims under the federal securities laws against the Company and four of its former and current senior officers, Andrew Marsh, Paul Middleton, Sanjay Shrestha, and former officer David Mindnich, on behalf of a putative class of purchasers of the Company’s common stock between January 19, 2022 and March 1, 2023. The complaint alleges that the defendants made “materially false and/or misleading statements” about the Company’s business and operations, including the Company’s revenue goals for 2022, its ability to effectively manage its supply chain and product manufacturing, and its progress in construction of new hydrogen production capacity. On February 4, 2025, the Court issued an opinion and order dismissing the consolidated complaint, with leave to replead. The plaintiffs filed an amended complaint on February 25, 2025, in which they no longer name Mr. Mindnich. Defendants filed a motion to dismiss the second amended complaint on April 30, 2025. On April 20, 2026, the court issued an opinion and order granting in part and denying in part defendants’ motion to dismiss. Defendants filed an answer to the second amended complaint on May 21, 2026. On September 9, 2026, plaintiffs moved for leave to file a third amended complaint, which the Court granted. Defendants moved to dismiss the new allegations in the third amended complaint on October 9, 2026. In the interim, the parties have stipulated that all discovery and other proceedings will be stayed. At this stage, the Company is unable to form a conclusion as to the likelihood of an unfavorable outcome or an estimate of the amount or range of any possible loss resulting from the alleged claims.

Beginning on September 13, 2023, three separate actions were filed in the U.S. District Court for the District of Delaware and in the U.S. District Court for the Southern District of New York asserting claims derivatively, on behalf of the Company, against certain former and current Company officers and directors based on the allegations and claims in the 2023 Securities Action. Those cases have been consolidated in the District of Delaware under the caption In re Plug Power, Inc. Stockholder Deriv. Litig., No. 1:23-cv-01007-MN (D. Del.). The defendants named in the constituent complaint were Mr. Marsh, Mr. Middleton, Mr. Mindnich, Martin Hull, Maureen Helmer, Gregory Kenausis, George McNamee, Lucas Schneider, Jonathan Silver, Gary Willis, and current or former directors Jean Bua, Kavita Mahtani, and Kyungyeol Song. In an order entered on April 26, 2024, the Court approved the parties’ stipulation to stay all proceedings until further development in the 2023 Securities Action.

On February 27, 2026, alleged stockholder Debra Burnett filed an action in the U.S. District Court for the Northern District of New York asserting claims derivatively on behalf of the Company against certain former and current directors and officers based on allegations in the 2023 Securities Action and the 2024 Securities Action (described below). The individual defendants are Mr. Marsh, Mr. Middleton, Mr. McNamee, Ms. Bua, Ms. Helmer, Mr. Kenausis, Ms. Mahtani, Mr. Schneider, Mr. Shrestha, Mr. Silver, Mr. Song, Mr. Willis, Colin Angle, Mark Bonney, and Patrick Joggerst. On March 19, 2026, the court entered an order approving a stipulation to stay all proceedings in this case until motions to dismiss have been resolved.

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

On March 25, 2026, Richard Modjeski filed an action in the U.S. District Court for the Northern District of New York asserting claims derivatively on behalf of the Company against certain current and former officers and directors based on allegations in the 2024 Securities Action (described below). The individual defendants are Mr. Marsh, Mr. Middleton, Mr. Shrestha, Mr. Bonney, Ms. Helmer, Mr. Joggerst, Mr. Kenausis, Ms. Mahtani, Mr. McNamee, Mr. Song, and Mr. Willis. On May 5, 2026, the court entered an order approving a stipulation to stay all proceedings in this case pending resolution of the motion to dismiss in the 2026 Securities Action. On October 16, 2026, defendants filed a consent letter requesting an extension of the stay until after the motion for reconsideration in the 2024 Securities Action. The stay request remains pending.

On May 7, 2026, Bernd H. Reimann filed an action in the U.S. District Court for the Northern District of New York asserting claims derivatively on behalf of the Company against certain current and former officers and directors based on allegations in the 2024 Securities Action (described below). On May 26, 2026, counsel for Mr. Reimann and Mr. Modjeski jointly requested that their actions be consolidated under the earlier-filed action brought by Mr. Modjeski. On August 21, 2026, the court granted that request and consolidated the Modjeski and Reimann actions.

2024 Securities Litigation

On March 22, 2024, Ete Adote filed a complaint in the United States District Court for the Northern District of New York asserting claims under the federal securities laws against the Company, Mr. Marsh, and Mr. Middleton, on behalf of an alleged class of purchasers of the Company’s common stock between May 9, 2023 and January 16, 2024, styled Adote v. Plug Power, Inc. et al., No. 1:24-cv-00406-MAD-DJS (N.D.N.Y.) (the "2024 Securities Action"). The complaint alleges that the defendants made misstatements concerning the Company’s progress in construction of new hydrogen production capacity and its ability to effectively manage its supply chain. On April 30, 2024, a second complaint asserting substantially similar claims against the same defendants, but on behalf of a putative class of purchasers of the Company’s common stock between March 1, 2023 and January 16, 2024, was filed in the Northern District of New York, styled Lee v. Plug Power, et al., No. 1:24-cv-0598-MAD-DJS (N.D.N.Y.). On November 25, 2024, the magistrate judge issued an order consolidating the two cases and appointing lead plaintiffs. Lead plaintiff filed a consolidated complaint on August 25, 2025. All defendants filed motions to dismiss the complaint, and briefing was completed on December 23, 2025. On September 28, 2026, the court granted in part and denied in part defendants’ motions to dismiss the amended complaint. Defendants filed a motion for reconsideration on October 12, 2026.

2026 Securities Litigation

On February 2, 2026, Joseph Ortolani filed a complaint in the United States District Court for the Northern District of New York asserting claims under the federal securities laws against the Company, Mr. Marsh and Mr. Middleton, on behalf of an alleged class of purchasers of Plug common stock between January 17, 2025 and November 13, 2025, styled Ortolani v. Plug Power Inc., et al., No. 1:26-cv-165-MAD-DJS (the "2026 Securities Action"). The complaint alleges that the defendants made misstatements concerning the Company’s business and operations in connection with a loan from the United States Department of Energy’s Loan Program Office for the construction of facilities that would produce and liquefy zero or low-carbon hydrogen. On May 27, 2026, the court appointed lead plaintiffs. Defendants filed their motion to dismiss on October 9, 2026.

Other Litigation

On October 23, 2024, a case entitled First Solar, Inc. v. Plug Power Inc., Index No. 655610/2024 was filed in the New York State Supreme Court, New York County, asserting a claim for breach of contract associated with a purchase order for solar panels manufactured by First Solar to be purchased by the Company. The complaint seeks monetary relief along with pre-judgment interest. On December 22, 2025, First Solar moved for summary judgment. On August 17, 2026, the court granted First Solar’s motion for summary judgment for the full amount sought, $19.8 million, plus interest. The Company has filed a notice of appeal. As of September 30, 2026, the Company accrued $23.4 million related to this litigation, of which $3.6 million was accrued as an estimate for interest payable, which is under dispute, and was recorded to the interest expense financial statement line item in the unaudited interim condensed consolidated statements of operations.

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

Guarantee

On February 24, 2026, our joint venture, AccionaPlug S.L., entered into a subsidy agreement with the European Hydrogen Bank, which is managed by Instituto para la Diversificación y Ahorro de la Energía (“IDAE”), a Spanish governing body, to subsidize a renewable hydrogen production project in Spain. In connection with the subsidy agreement, AccionaPlug S.L. is required to meet certain performance targets. The Company has provided a guarantee of €7.5 million which can be called by IDAE if the joint venture fails to meet its performance targets under the subsidy agreement. During the second quarter of 2026, the Company collateralized a portion of the guarantee with €3.7 million of restricted cash. As of September 30, 2026, no payments related to this guarantee have been made by the Company, and the Company did not record a liability for this guarantee as the likelihood of the guarantee being called upon is remote.

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

Future payments under non-cancellable unconditional purchase obligations with a remaining term in excess of one year as of September 30, 2026 were as follows (in thousands):

Remainder of 2026	17,136
2027	36,577
2028	39,555
2029	—
2030	—
2031 and thereafter	—
Total	93,268

During 2025, the Company finalized the renegotiation of a supplier arrangement that previously contained minimum purchase requirements. As of September 30, 2026 and December 31, 2025, the Company had a remaining liability of $9.9 million and $27.2 million, respectively, which was recorded in contingent consideration, loss accrual for service contracts, and other current liabilities in the unaudited interim condensed consolidated balance sheets. During the three and nine months ended September 30, 2026, the Company made payments of $10.0 million and $16.8 million, respectively, to reduce the liability.

20. Government Tax Credits

Section 48 Investment Tax Credit for Qualified Fuel Cell Properties of Energy Storage Technologies

During the first quarter of 2026, the Company determined that it qualified for the ITC for Qualified Fuel Cell Properties of Energy Storage Technologies related to its hydrogen storage and liquefaction assets at its Louisiana hydrogen plant owned by Hidrogenii, the Company’s joint venture with Olin. During the second quarter of 2026, the Company executed an ITC sales agreement for its Louisiana hydrogen production plant. The Company received aggregate cash proceeds of $39.2 million in connection with the sale with related transaction fees of $3.1 million.

21. Variable Interest Entities

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

As disclosed above in Note 20, “Government Tax Credits,” during the second quarter of 2026, the Company executed an ITC sales agreement for its Louisiana hydrogen production plant and received net cash proceeds of $36.1 million. As a result, during the second quarter of 2026, the joint venture distributed $16.5 million to each of its two members, retaining the remaining $3.1 million of net proceeds, which was recognized as an additional capital contribution to the joint venture from its members.

The VIE’s assets can be used to settle only the VIE’s obligations and the creditors related to the VIE’s liabilities have no recourse against the general credit of the Company. The table below summarizes balances associated with Hidrogenii as reflected on our unaudited interim condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 (in thousands):

	As of
	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,383	$1,465
Accounts receivable	109	—
Inventory, net	406	98
Prepaid expenses, tax credits and other current assets	207	32
Total current assets	2,105	1,595
Property, plant, and equipment, net	11,667	50,206
Total assets	$13,772	$51,801
Liabilities
Accounts payable	$1,072	$785
Accrued expenses	1,730	526
Total liabilities	$2,802	$1,311
Stockholders' equity
Stockholders' equity	$10,970	$50,490
Total stockholders' equity	$10,970	$50,490
Total liabilities and stockholders' equity	$13,772	$51,801

As of September 30, 2026, the Company did not have any capital commitments to Hidrogenii.

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

Investors are cautioned not to unduly rely on forward-looking statements. Important factors that could cause actual results to differ materially include, among others:

●	our history of operating losses and negative cash flows and our ability to generate sufficient revenue and gross margin to achieve profitability;
●	our need to raise additional capital and the availability of financing on acceptable terms;
●	the timing and ability to complete strategic transactions, including infrastructure optimization initiatives, and the realization of expected liquidity benefits;
●	our ability to successfully build, operate and optimize hydrogen production facilities at scale and within projected cost and schedule parameters, including achieving anticipated capacity utilization rates;
●	supply chain constraints, component reliability issues and volatility in electricity and other input costs affecting the cost, performance and economics of our products and hydrogen production facilities;
●	our ability to maintain and expand relationships with key customers and partners and the risks associated with customer or counterparty concentration (including reliance on a small number of large customers or partners);
●	the timing of anticipated customer orders, including orders based on non-binding, preliminary, or informal indications of demand that remain subject to a customer's internal budgeting, procurement, and approval processes and may be delayed, reduced, or otherwise changed with little or no advance notice;

●	delays in customer adoption of hydrogen solutions or slower-than-expected development of hydrogen infrastructure or failure of the hydrogen economy to develop at the pace or scale anticipated;
●	the impact of governmental incentives, including clean hydrogen production tax credits and investment tax credits, and potential changes in law, regulation or administrative guidance;
●	risks associated with long-term service contracts, product performance, reliability, warranty costs and contract loss accruals;
●	the safety risks inherent in hydrogen production, storage and transportation;
●	our operational dependency on information technology systems and the risk of the failure of such technology, including failure to effectively prevent, detect, and recover from security compromises or breaches, including cyber-attacks;
●	macroeconomic conditions, including inflation, interest rates, capital market volatility, supply chain disruption and geopolitical developments;
●	trade policy risk (including tariffs and export/import controls) that could increase costs or limit access to critical components or markets;
●	potential impairment charges, contract loss accrual adjustments or asset write-downs;
●	dilution resulting from equity issuances or exercise of warrants and convertible instruments and volatility in our reported financial results arising from changes in the fair value of our convertible debt instruments and warrant liabilities;
●	competition from existing and emerging energy technologies and alternative clean energy solutions;
●	environmental, health and safety regulations and permitting requirements; and
●	the other risks described under Part I, Item 1A, “Risk Factors,” and elsewhere in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, Part II, Item 1A, “Risk Factors,” of the Company’s Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, and Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks discussed in the section titled “Risk Factors” included under Part I, Item 1A, in our 2025 Form 10-K and supplemented by Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 and Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. These forward-looking statements speak only as of the date on which the statements were made. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

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

GenCare: GenCare is our ongoing “Internet of Things”-based maintenance and on-site service program for GenDrive fuel cell systems, GenSure fuel cell systems, and GenFuel hydrogen storage and dispensing products.

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

Provision for Common Stock Warrants

On August 24, 2022, the Company issued a warrant to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon.com, Inc. (“Amazon”) (the “2022 Amazon Warrant”) to acquire up to 16,000,000 shares of the Company’s common stock, subject to certain vesting events, described in Note 12, “Stockholders’ Equity - Share-Based Consideration Payable to a Customer.”

In 2017, the Company issued a warrant to Walmart Inc. (“Walmart”) (the “2017 Walmart Warrant”) to purchase up to 55,286,696 shares of the Company’s common stock, subject to certain vesting events. On December 30, 2025, Walmart forfeited the vested portion and the unvested portion was cancelled, so no shares will become issuable. The remaining provision continues to be recognized as a reduction of revenue as described in Note 12, “Stockholders’ Equity - Share-Based Consideration Payable to a Customer.”

The amount of provision for the 2022 Amazon Warrant and 2017 Walmart Warrant recorded as a reduction of revenue during the three and nine months ended September 30, 2026 and 2025, respectively, is shown in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sales of equipment, related infrastructure and other	$(7,192)	$(1,083)	$(13,705)	$(3,320)
Services performed on fuel cell systems and related infrastructure	(3,472)	(2,196)	(8,730)	(5,134)
Power purchase agreements	(1,127)	(2,291)	(3,771)	(6,649)
Fuel delivered to customers and related equipment	(2,604)	(5,296)	(7,139)	(14,362)
Total	$(14,395)	$(10,866)	$(33,345)	$(29,465)

Net revenue, cost of revenue, gross profit/(loss) and gross margin/(loss) during the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three months ended				Nine months ended
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Revenue	Revenue	Profit/(Loss)	Margin/(Loss)	Net Revenue	Revenue	Profit/(Loss)	Margin/(Loss)
For the period ended September 30, 2026
Sales of equipment, related infrastructure and other	$105,739	$106,118	$(379)	(0.4)%	$266,659	$271,771	$(5,112)	(1.9)%
Services performed on fuel cell systems and related infrastructure	29,013	20,154	8,859	30.5%	80,827	56,299	24,528	30.3%
(Benefit)/provision for loss contracts related to service	—	(10,393)	10,393	N/A	—	(33,881)	33,881	N/A
Power purchase agreements	27,710	32,175	(4,465)	(16.1)%	80,932	107,323	(26,391)	(32.6)%
Fuel delivered to customers and related equipment	38,110	57,889	(19,779)	(51.9)%	113,377	169,276	(55,899)	(49.3)%
Other	30	17	13	43.3%	619	266	353	57.0%
Total	$200,602	$205,960	$(5,358)	(2.7)%	$542,414	$571,054	$(28,640)	(5.3)%
For the period ended September 30, 2025
Sales of equipment, related infrastructure and other	$96,773	$171,501	$(74,728)	(77.2)%	$259,452	$363,337	$(103,885)	(40.0)%
Services performed on fuel cell systems and related infrastructure	19,742	20,083	(341)	(1.7)%	52,983	44,541	8,442	15.9%
(Benefit)/provision for loss contracts related to service	—	(4,343)	4,343	N/A	—	(6,287)	6,287	N/A
Power purchase agreements	24,604	45,573	(20,969)	(85.2)%	71,447	140,777	(69,330)	(97.0)%
Fuel delivered to customers and related equipment	35,912	64,392	(28,480)	(79.3)%	99,768	189,382	(89,614)	(89.8)%
Other	24	14	10	41.7%	1,049	440	609	58.1%
Total	$177,055	$297,220	$(120,165)	(67.9)%	$484,699	$732,190	$(247,491)	(51.1)%

Net Revenue

Revenue – sales of equipment, related infrastructure and other. Revenue from sales of equipment, related infrastructure and other represents sales of our GenDrive units, GenSure stationary backup power units, cryogenic delivery and storage, hydrogen liquefaction systems, electrolyzers and hydrogen fueling infrastructure (referred to at the site level as hydrogen installations). Revenue from sales of equipment, related infrastructure and other for the three months ended September 30, 2026 increased $8.9 million, or 9.3%, to $105.7 million from $96.8 million for the three months ended September 30, 2025. Primarily contributing to the increase in revenue from sales of equipment, related infrastructure and other was an increase in revenue from sales of hydrogen infrastructure of $42.4 million due to volume, with nine hydrogen site installations recognized during the three months ended September 30, 2026 compared to no site installations recognized during the three months ended September 30, 2025. In addition, revenue from sales of fuel cell systems increased $9.5 million primarily due to volume of GenDrive units sold, with 1,136 units sold during the three months ended September 30, 2026 compared to 540 units sold during the three months ended September 30, 2025. Partially offsetting these increases in revenue, there was a decrease in revenue from sales of electrolyzers of $40.4 million due to timing of deployments. In addition, there was a decrease in revenue from sales of cryogenic equipment and liquefiers of $1.5 million primarily due to volume, with 44 units sold during the three months ended September 30, 2026 compared to 52 units sold during the three months ended September 30, 2025. Finally, there was a decrease of $1.1 million related to the sales of engineered oil and gas equipment. Included in the changes in revenue described above, the provision for common stock warrants recorded as a reduction of revenue from sales of equipment, related infrastructure and other increased to $7.2 million during the three months ended September 30, 2026 compared to $1.1 million during the three months ended September 30, 2025.

Revenue from sales of equipment, related infrastructure and other for the nine months ended September 30, 2026 increased $7.2 million, or 2.8%, to $266.7 million from $259.5 million for the nine months ended September 30, 2025. Primarily contributing to the increase in revenue from sales of equipment, related infrastructure and other was an increase in revenue from sales of hydrogen infrastructure of $46.0 million due to volume, with 14 hydrogen site installations recognized during the nine months ended September 30, 2026 compared to four site installations recognized during the nine months ended September 30, 2025. In addition, there was an increase in revenue from sales of fuel cell systems of $21.0 million due to volume of GenDrive units sold, with 3,339 units sold during the nine months ended September 30, 2026 compared to 2,127 units sold during the nine months ended September 30, 2025. Partially offsetting these increases in revenue, there was a decrease in revenue from sales of electrolyzers of $40.4 million due to timing of deployments. In addition, there was a decrease in revenue from sales of cryogenic equipment and liquefiers of $19.6 million primarily due to volume, with 114 units sold during the nine months ended September 30, 2026 compared to 188 units sold during the nine months ended September 30, 2025, as well as product mix. Included in the changes in revenue described above, the provision for common stock warrants recorded as a reduction of revenue from sales of equipment, related infrastructure and other increased to $13.7 million during the nine months ended September 30, 2026 compared to $3.3 million during the nine months ended September 30, 2025.

Revenue – services performed on fuel cell systems and related infrastructure. Revenue from services performed on fuel cell systems and related infrastructure represents revenue earned on our service and maintenance contracts and sales of spare parts. Revenue from services performed on fuel cell systems and related infrastructure for the three months ended September 30, 2026 increased $9.3 million, or 47.0%, to $29.0 million from $19.7 million for the three months ended September 30, 2025. The increase in revenue from services performed on fuel cell systems and related infrastructure was primarily due to an increase in orders for alterations and upgrades for commissioned infrastructure as well as an increase in pricing. In addition, the average number of GenDrive units under maintenance contracts increased to 26,932 units during the three months ended September 30, 2026 compared to 23,880 units during the three months ended September 30, 2025. Partially offsetting the increases in revenue described above, the provision for common stock warrants recorded as a reduction of revenue from services performed on fuel cell systems and related infrastructure increased to $3.5 million during the three months ended September 30, 2026 compared to $2.2 million during the three months ended September 30, 2025.

Revenue from services performed on fuel cell systems and related infrastructure for the nine months ended September 30, 2026 increased $27.8 million, or 52.6%, to $80.8 million from $53.0 million for the nine months ended September 30, 2025. The increase in revenue from services performed on fuel cell systems and related infrastructure was primarily due to an increase in orders for alterations and upgrades for commissioned infrastructure and an increase in pricing. In addition, the average number of GenDrive units under maintenance contracts increased to 26,193 units during the nine months ended September 30, 2026 compared to 23,553 units during the nine months ended September 30, 2025. Partially offsetting the increases in revenue described above, the provision for common stock warrants recorded as a reduction of revenue from services performed on fuel cell systems and related infrastructure increased to $8.7 million during the nine months ended September 30, 2026 compared to $5.1 million during the nine months ended September 30, 2025.

Revenue – power purchase agreements. Revenue from Power Purchase Agreements (“PPAs”) represents payments received from customers for power generated through the provision of equipment and service. Revenue from PPAs for the three months ended September 30, 2026 increased $3.1 million, or 12.6%, to $27.7 million from $24.6 million for the three months ended September 30, 2025. The increase in revenue from PPAs was primarily due to an increase in pricing rates during the third quarter of 2026 compared to the third quarter of 2025. In addition, the provision for common stock warrants recorded as a reduction of revenue from PPAs decreased to $1.1 million during the three months ended September 30, 2026 compared to $2.3 million during the three months ended September 30, 2025.

Revenue from PPAs for the nine months ended September 30, 2026 increased $9.5 million, or 13.3%, to $80.9 million from $71.4 million for the nine months ended September 30, 2025. The increase in revenue from PPAs was primarily due to increases in pricing described above. In addition, the provision for common stock warrants recorded as a reduction of revenue from PPAs decreased to $3.8 million during the nine months ended September 30, 2026 compared to $6.6 million during the nine months ended September 30, 2025.

Revenue – fuel delivered to customers and related equipment. Revenue from fuel delivered to customers and related equipment represents the sale of hydrogen that has been purchased by the Company from a third party or generated at our hydrogen production plants. Revenue from fuel delivered to customers and related equipment during the three months ended September 30, 2026 increased $2.2 million, or 6.1%, to $38.1 million from $35.9 million during the three months ended September 30, 2025. The increase in revenue was primarily due to an increase in the average selling price of fuel. In addition, the provision for common stock warrants recorded as a reduction of revenue from fuel delivered to customers and related equipment decreased to $2.6 million during the three months ended September 30, 2026 compared to $5.3 million during the three months ended September 30, 2025. These increases were partially offset by a decrease in volume of fuel kilograms sold.

Revenue from fuel delivered to customers and related equipment during the nine months ended September 30, 2026 increased $13.6 million, or 13.6%, to $113.4 million from $99.8 million during the nine months ended September 30, 2025. The increase in revenue was primarily due to the increase in average selling price of fuel and increase in volume of fuel kilograms sold. In addition, the provision for common stock warrants recorded as a reduction of revenue from fuel delivered to customers and related equipment decreased to $7.1 million during the nine months ended September 30, 2026 compared to $14.4 million during the nine months ended September 30, 2025.

Cost of Revenue

Cost of revenue – sales of equipment, related infrastructure and other. Cost of revenue from sales of equipment, related infrastructure and other includes direct materials, labor costs, and allocated overhead costs related to the manufacture of our fuel cells such as GenDrive units and GenSure stationary back-up power units, cryogenic delivery and storage, hydrogen liquefaction systems, electrolyzers and hydrogen fueling infrastructure (referred to at the site level as hydrogen installations). Cost of revenue from sales of equipment, related infrastructure and other during the three months ended September 30, 2026 decreased $65.4 million, or 38.1%, to $106.1 million from $171.5 million during the three months ended September 30, 2025. The decrease in cost of revenue from sales of equipment, related infrastructure and other was primarily due to a decrease in cost of revenue related to sales of electrolyzer stacks and systems and a decrease in cost of revenue related to sales of cryogenic equipment and liquefiers during the three months ended September 30, 2026 primarily due to the decreases in volume described above as well as decreased labor and overhead costs resulting from the Company’s restructuring activities. In addition, cost of revenue related to sales of fuel cell systems decreased due to decreased labor and overhead costs resulting from the Company’s restructuring activities. Finally, the Company recorded inventory valuation adjustments of $7.1 million during the three months ended September 30, 2026, a decrease compared to $65.4 million recorded during the three months ended September 30, 2025. Partially offsetting these decreases, the cost of revenue related to sales of hydrogen infrastructure increased during the three months ended September 30, 2026 primarily due to the increases in volume described above. Gross loss decreased to (0.4%) for the three months ended September 30, 2026 compared to (77.2%) for the three months ended September 30, 2025. The decrease in gross loss was primarily due to decreased labor and overhead costs resulting from the Company’s restructuring activities, increased volume of units sold, decreased inventory valuation adjustments, increased pricing, and product mix.

Cost of revenue from sales of equipment, related infrastructure and other during the nine months ended September 30, 2026 decreased $91.5 million, or 25.2%, to $271.8 million from $363.3 million during the nine months ended September 30, 2025. The decrease in cost of revenue from sales of equipment, related infrastructure and other was primarily due to the decreases in volume and decreased labor and overhead costs described above. In addition, the Company recorded inventory valuation adjustments of $21.8 million during the nine months ended September 30, 2026, a decrease compared to $90.0 million recorded during the nine months ended September 30, 2025. Gross loss decreased to (1.9%) for the nine months ended September 30, 2026 compared to (40.0%) for the nine months ended September 30, 2025. The decrease in gross loss was primarily due to decreased labor and overhead costs resulting from the Company’s restructuring activities, increased volume of units sold, decreased inventory valuation adjustments, increased pricing, and product mix.

Cost of revenue – services performed on fuel cell systems and related infrastructure. Cost of revenue from services performed on fuel cell systems and related infrastructure includes the labor, material costs and allocated overhead costs incurred for our product service and hydrogen site maintenance contracts and spare parts. Cost of revenue from services performed on fuel cell systems and related infrastructure during the three months ended September 30, 2026 increased $0.1 million, or 0.4%, to $20.2 million from $20.1 million during the three months ended September 30, 2025. The increase in cost of revenue was primarily due to volume, with an increase in orders for alterations and upgrades for commissioned infrastructure and an increase in the average number of GenDrive units under maintenance contracts described above, partially offset by a decrease in cost of service parts. In addition, the Company recorded no inventory valuation adjustments during the three months ended September 30, 2026, a decrease compared to $6.0 million recorded during the three months ended September 30, 2025. Gross margin increased to 30.5% for the three months ended

September 30, 2026 compared to gross loss of (1.7%) for the three months ended September 30, 2025. The change from gross loss to gross margin was primarily due to cost improvement on service parts and improved stack reliability, decreased inventory valuation adjustments, increased pricing, and an increase in orders for alterations and upgrades for commissioned infrastructure.

Cost of revenue from services performed on fuel cell systems and related infrastructure during the nine months ended September 30, 2026 increased $11.8 million, or 26.4%, to $56.3 million from $44.5 million during the nine months ended September 30, 2025. The increase in cost of revenue was primarily due to volume, with an increase in orders for alterations and upgrades for commissioned infrastructure and an increase in the average number of GenDrive units under maintenance contracts described above, as well as an increase in cost of service parts. Partially offsetting the increase in cost of revenue from services performed on fuel cell systems and related infrastructure, the Company recorded inventory valuation adjustments of $32 thousand during the nine months ended September 30, 2026, a decrease compared to $6.9 million recorded during the nine months ended September 30, 2025. Gross margin increased to 30.3% for the nine months ended September 30, 2026 compared to 15.9% for the nine months ended September 30, 2025. The increase in gross margin was primarily due to cost improvement on service parts and improved stack reliability, decreased inventory valuation adjustments, increased pricing, and an increase in orders for alterations and upgrades for commissioned infrastructure.

Cost of revenue – benefit for loss contracts related to service. The Company recorded a benefit for loss contracts related to service of $10.4 million during the three months ended September 30, 2026 compared to a benefit for loss contracts related to service of $4.3 million during the three months ended September 30, 2025. The increase in the benefit was primarily due to improved pricing structure as well as reductions in cost to service our GenDrive units due to improved stack reliability and increased labor utilization.

The Company recorded a benefit for loss contracts related to service of $33.9 million during the nine months ended September 30, 2026 compared to a benefit for loss contracts related to service of $6.3 million during the nine months ended September 30, 2025. The increase in the benefit was primarily due to improved pricing structure as well as reductions in cost to service our GenDrive units due to improved stack reliability and increased labor utilization. In addition, during the second quarter of 2026, the Company recorded a benefit for loss contracts related to service of $7.5 million due to a contract termination.

Cost of revenue – power purchase agreements. Cost of revenue from PPAs includes depreciation of assets utilized and service costs to fulfill PPA obligations and interest costs associated with certain financial institutions for leased equipment. Cost of revenue from PPAs during the three months ended September 30, 2026 decreased $13.4 million, or 29.4%, to $32.2 million from $45.6 million during the three months ended September 30, 2025. The decrease in cost of revenue during the three months ended September 30, 2026 was primarily due to improved stack reliability and decreased labor and overhead costs resulting from a decrease in operating lease costs from strategic buy-outs of the Company’s operating lease liabilities during the first three quarters of 2026. Gross loss decreased to (16.1%) during the three months ended September 30, 2026 compared to (85.2%) during the three months ended September 30, 2025. The decrease in gross loss was primarily due to improved pricing and the reduction in operating lease costs described above.

Cost of revenue from PPAs during the nine months ended September 30, 2026 decreased $33.5 million, or 23.8%, to $107.3 million from $140.8 million during the nine months ended September 30, 2025. The decrease in cost of revenue during the nine months ended September 30, 2026 was primarily due to improved stack reliability and decreased labor and overhead costs resulting from a decrease in operating lease costs from strategic buy-outs of the Company’s operating lease liabilities during the first three quarters of 2026. Gross loss decreased to (32.6%) during the nine months ended September 30, 2026 compared to (97.0%) during the nine months ended September 30, 2025. The decrease in gross loss was primarily due to improved pricing and the reduction in operating lease costs described above.

Cost of revenue – fuel delivered to customers and related equipment. Cost of revenue from fuel delivered to customers and related equipment represents the purchase of hydrogen from suppliers and internally produced hydrogen that is ultimately sold to customers. Cost of revenue from fuel delivered to customers during the three months ended September 30, 2026 decreased $6.5 million, or 10.1%, to $57.9 million from $64.4 million during the three months ended

September 30, 2025. The decrease in cost of revenue was primarily due to lower internal fuel production costs and a decrease in the average cost of purchased fuel. Gross loss decreased to (51.9%) during the three months ended September 30, 2026 compared to (79.3%) during the three months ended September 30, 2025. The decrease in gross loss was primarily due to an increase in the average selling price of fuel, a decrease in the average cost of purchased fuel and lower internal fuel production costs.

Cost of revenue from fuel delivered to customers during the nine months ended September 30, 2026 decreased $20.1 million, or 10.6%, to $169.3 million from $189.4 million during the nine months ended September 30, 2025. The decrease in cost of revenue was primarily due to lower internal fuel production costs and a decrease in the average cost of purchased fuel. Gross loss decreased to (49.3%) during the nine months ended September 30, 2026 compared to (89.8%) during the nine months ended September 30, 2025. The decrease in gross loss was primarily due to an increase in the average selling price of fuel, a decrease in the average cost of purchased fuel and lower internal fuel production costs.

Operating Expenses

Research and development. Research and development expenses include: materials to build development and prototype units, cash and non-cash stock compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities. Research and development expense for the three months ended September 30, 2026 decreased $3.5 million, or 22.1%, to $12.6 million from $16.1 million for the three months ended September 30, 2025. The decrease was primarily due to a decrease in government-sponsored research and development project expense.

Research and development expense for the nine months ended September 30, 2026 decreased $7.6 million, or 16.6%, to $38.1 million from $45.7 million for the nine months ended September 30, 2025. The decrease was primarily due to headcount reductions resulting from the Company’s 2025 Restructuring Plan as well as a decrease in government-sponsored research and development project expense, partially offset by an increase in system and component materials expense.

Selling, general and administrative. Selling, general and administrative expenses include cash and non-cash stock compensation, benefits, amortization of intangible assets and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services. Selling, general and administrative expenses for the three months ended September 30, 2026 decreased $42.3 million, or 38.2%, to $68.3 million from $110.6 million for the three months ended September 30, 2025. The decrease was primarily due to a decrease in contract termination fees, a decrease in credit loss provisions, a gain on extinguishment of operating lease liability of $6.6 million, and a decrease in compensation, partially offset by an increase in litigation costs.

Selling, general and administrative expenses for the nine months ended September 30, 2026 decreased $111.5 million, or 39.9%, to $167.8 million from $279.3 million for the nine months ended September 30, 2025. The decrease was primarily due to an increase in recoveries of previously-impaired assets of $39.7 million, as disclosed in Note 2, “Summary of Significant Accounting Policies,” a decrease in contract termination fees, a decrease in credit loss provisions, headcount reductions resulting from the Company’s 2025 Restructuring Plan and reductions to the Company’s depreciation and amortization expense resulting from the Company’s impairment recorded during the fourth quarter of 2025. These decreases were partially offset by increases in litigation costs and stock-based compensation expense.

Gain on sale of property, plant, and equipment. Gain on sale of property, plant, and equipment consists of the gain related to the sale of the Company’s high-voltage electrical infrastructure assets, as disclosed in Note 4, “Property, Plant, and Equipment.” Gain on sale of property, plant, and equipment during the three months ended September 30, 2026 increased to $25.8 million compared to $0 during the three months ended September 30, 2025 as the sale occurred during the third quarter of 2026.

Gain on sale of property, plant, and equipment during the nine months ended September 30, 2026 increased to $25.8 million compared to $0 during the nine months ended September 30, 2025 as the sale of the Company’s high-voltage electrical infrastructure assets occurred during the third quarter of 2026.

Restructuring. Expenses related to restructuring activities for the three months ended September 30, 2026 decreased $5.5 million, or 100.0%, to $0 from $5.5 million for the three months ended September 30, 2025. The decrease was due to lower severance and benefits expenses resulting from restructuring activities during the three months ended September 30, 2026, which impacted fewer employees than from restructuring activities during the three months ended September 30, 2025.

Expenses related to restructuring activities for the nine months ended September 30, 2026 decreased $24.0 million, or 93.7%, to $1.6 million from $25.6 million for the nine months ended September 30, 2025. The decrease was due to lower severance and benefits expenses resulting from restructuring activities during the nine months ended September 30, 2026, which impacted fewer employees than from restructuring activities during the nine months ended September 30, 2025.

Impairment. Impairment for the three months ended September 30, 2026 decreased $80.9 million, or 82.9%, to $16.6 million from $97.5 million for the three months ended September 30, 2025. The decrease was primarily due to the Company recording lower impairment charges on long-lived assets during the three months ended September 30, 2026. See Note 2, “Summary of Significant Accounting Policies,” for further information.

Impairment for the nine months ended September 30, 2026 decreased $79.3 million, or 66.6%, to $39.9 million from $119.2 million for the nine months ended September 30, 2025. The decrease was primarily due to the Company recording lower impairment charges on long-lived assets during the nine months ended September 30, 2026. See Note 2, “Summary of Significant Accounting Policies,” for further information.

Change in fair value of contingent consideration. The change in fair value of contingent consideration consists of earn-outs for the Joule Processing LLC (“Joule”) acquisition and Frames Holding B.V. (“Frames”) acquisition (prior period only). The change in fair value of contingent consideration for the three months ended September 30, 2026 and 2025 was ($1.8) million and ($1.1) million, respectively. The decreases in change in fair value of contingent consideration during the three months ended September 30, 2026 and 2025 were primarily due to changes in management assumptions related to the Joule earn-out.

The change in fair value of contingent consideration for the nine months ended September 30, 2026 and 2025 was ($1.4) million and ($13.1) million, respectively. The decreases in change in fair value of contingent consideration during the nine months ended September 30, 2026 and 2025 were primarily due to changes in management assumptions related to the Joule earn-out.

Non-Operating Gains/(Losses)

Interest income. Interest income primarily consists of income generated by our investment holdings, restricted cash escrow accounts, and money market accounts. Interest income for the three months ended September 30, 2026 decreased $2.2 million compared to the three months ended September 30, 2025. The decrease was primarily due to the decrease in the Company’s average restricted cash balance during the third quarter of 2026.

Interest income for the nine months ended September 30, 2026 decreased $6.8 million compared to the nine months ended September 30, 2025. The decrease was primarily due to the decrease in the Company’s average restricted cash balance during the first three quarters of 2026.

Interest expense. Interest expense consists of interest expense related to our long-term debt, convertible debt instruments, obligations under finance leases and our finance obligations. Interest expense for the three months ended September 30, 2026 increased $2.8 million compared to the three months ended September 30, 2025. The increase was primarily due to interest expense of $3.6 million incurred related to ongoing litigation during the third quarter of 2026.

Interest expense for the nine months ended September 30, 2026 increased $9.6 million compared to the nine months ended September 30, 2025. The increase was primarily due to interest expense incurred related to the 6.75% Convertible Senior Notes, which were issued during the fourth quarter of 2025.

Other (expense)/income, net. Other (expense)/income, net primarily consists of gains and losses related to energy contracts and foreign currency transactions. Other expense, net during the three months ended September 30, 2026 was $1.1 million compared to other income, net of $3.5 million during the three months ended September 30, 2025. The change from other income, net to other expense, net was primarily due to foreign currency transaction losses recorded during the three months ended September 30, 2026 compared to foreign currency transaction gains recorded during the three months ended September 30, 2025.

Other expense, net during the nine months ended September 30, 2026 was $7.2 million compared to other income, net of $8.6 million during the nine months ended September 30, 2025. The change from other income, net to other expense, net was primarily due to foreign currency transaction losses recorded during the nine months ended September 30, 2026 compared to foreign currency transaction gains recorded during the nine months ended September 30, 2025.

Gain/(loss) on extinguishment of convertible debt instruments and finance obligations. Gain/(loss) on extinguishment of convertible debt instruments and finance obligations consists of gains/(losses) that arise from retirement of the Company’s convertible debt instruments, debt and finance obligations before maturity. During the three months ended September 30, 2026 and 2025, the Company recorded a gain on extinguishment of convertible debt instruments and finance obligations of $0.2 million and $0, respectively. The gain on extinguishment of convertible debt instruments and finance obligations recorded during the three months ended September 30, 2026 was due to net gains on the extinguishment of finance obligations.

During the nine months ended September 30, 2026 and 2025, the Company recorded a gain/(loss) on extinguishment of convertible debt instruments and finance obligations of $1.9 million and ($9.1) million, respectively. The gain on extinguishment of convertible debt instruments and finance obligations recorded during the nine months ended September 30, 2026 was due to net gains on the extinguishment of finance obligations. The losses recorded during the nine months ended September 30, 2025 were driven by the difference between the carrying amount of the 6.00% Convertible Debenture and principal settled in cash and premium costs on the 6.00% Convertible Debenture principal settled in cash.

Change in fair value of convertible debt instruments. Change in fair value of convertible debt instruments consists of gains/(losses) that arise from the changes in fair value of the Company’s convertible debt instruments. During the three months ended September 30, 2026, the Company recorded a change in fair value of convertible debt instruments of $108.3 million compared to a change in fair value of convertible debt instruments of $0 during the three months ended September 30, 2025. The increase in gains resulting from changes in the fair value of convertible debt instruments during the three months ended September 30, 2026 was primarily due to a decrease in the Company’s common stock price.

During the nine months ended September 30, 2026, the Company recorded a change in fair value of convertible debt instruments of ($36.7) million compared to a change in fair value of convertible debt instruments of $1.9 million during the nine months ended September 30, 2025. The increase in losses resulting from changes in the fair value of convertible debt instruments during the nine months ended September 30, 2026 was primarily due to changes in certain Level 3 unobservable inputs utilized in the calculation of the fair value of the 6.75% Convertible Senior Notes, partially offset by a decrease in the Company’s common stock price.

Change in fair value of debt. Change in fair value of debt consists of gains/(losses) that arise from the changes in fair value of the Company’s debt. During the three months ended September 30, 2026 and 2025, the Company recorded a change in fair value of debt of $0 and ($2.7) million, respectively. The decrease in losses on change in fair value of debt during the three months ended September 30, 2026 was primarily due to the 15.00% Secured Debenture, which was issued during the second quarter of 2025 and fully settled during the fourth quarter of 2025.

During the nine months ended September 30, 2026 and 2025, the Company recorded a change in fair value of debt of $0 and ($6.1) million, respectively. The decrease in losses on change in fair value of debt during the nine months ended September 30, 2026 was primarily due to the 15.00% Secured Debenture, which was issued during the second quarter of 2025 and fully settled during the fourth quarter of 2025.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities consists of gains/(losses) that arise from the changes in fair value of the Company’s $7.75 Warrants. During the three months ended September 30, 2026, the Company recorded gains related to the change in fair value of warrant liabilities of $84.2 million primarily due to a decrease in the Company’s common stock price compared to no change in fair value of warrant liabilities during the three months ended September 30, 2025 as the $7.75 Warrants were issued during the fourth quarter of 2025.

During the nine months ended September 30, 2026, the Company recorded gains related to the change in fair value of warrant liabilities of $0.2 million compared to no change in fair value of warrant liabilities during the nine months ended September 30, 2025 as the $7.75 Warrants were issued during the fourth quarter of 2025.

Gain/(loss) on equity method investments and non-marketable securities. Gain/(loss) on equity method investments and non-marketable securities consists of our interest in AccionaPlug S.L., which is our 50/50 joint venture with Acciona Generación Renovable, S.A., our interest in Clean H2 Infra Fund and gains/(losses) resulting from sales of the Company’s non-marketable securities. Prior to the fourth quarter of 2025, we also held a 49% interest in SK Plug Hyverse, our joint venture with SK Innovation Co., Ltd., successor in interest to SK E&S Co., Ltd. During the three months ended September 30, 2026, the Company recorded a gain of $14 thousand on equity method investments and non-marketable securities compared to a loss of $3.3 million during the three months ended September 30, 2025. The change from loss to gain on equity method investments and non-marketable securities was primarily due to a gain of $0.3 million recognized on the sale of a non-marketable security during the third quarter of 2026.

During the nine months ended September 30, 2026, the Company recorded a loss of $1.1 million on equity method investments and non-marketable securities compared to a loss of $51.5 million during the nine months ended September 30, 2025. The decrease in loss on equity method investments and non-marketable securities was primarily due to the Company recording an other-than-temporary impairment loss of $42.5 million related to the Company’s investment in one of its equity method investments due to a decline in market conditions during the nine months ended September 30, 2025. In addition, the Company did not recognize losses related to SK Plug Hyverse during the nine months ended September 30, 2026 as the Company sold its entire 49% equity interest in SK Plug Hyverse during the fourth quarter of 2025.

Income Taxes

The Company recorded income tax expense of $44 thousand and $92 thousand during the three months ended September 30, 2026 and 2025, respectively. The Company recorded income tax expense of $292 thousand and $104 thousand during the nine months ended September 30, 2026 and 2025, respectively. The income tax expense for the three and nine months ended September 30, 2026 was primarily attributable to current tax incurred in foreign jurisdictions. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets in the United States, which remain fully reserved. Except for a few service entities mainly in Europe, all deferred tax assets are offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforwards and other deferred tax assets will not be realized. As of September 30, 2026, the Company’s Netherlands subsidiary maintains a full valuation allowance on its deferred tax assets that will not be realized.

Liquidity and Capital Resources

A summary of our consolidated sources and uses of cash, cash equivalents and restricted cash was as follows (in thousands):

	Nine months ended September 30,
	2026	2025
Net cash (used in)/provided by:
Operating activities	$(320,525)	$(387,192)
Investing activities	17,756	(117,708)
Financing activities	(85,108)	313,084

Operating Activities

The net cash used in operating activities during the nine months ended September 30, 2026 and 2025 was $320.5 million and $387.2 million, respectively. The decrease in net cash used in operating activities was primarily due to the decrease in net loss and a cash receipt of $50.0 million during the second quarter of 2026 related to the resolution of a contract dispute with a customer, as disclosed in Note 19, “Commitments and Contingencies.” In addition, there was a decrease in cash used in deferred revenue and other contract liabilities and a decrease in payments of contingent consideration. Those changes were partially offset by an increase in cash used in accounts receivable, prepaid expenses and other assets, and accounts payable, accrued expenses and other liabilities as well as an increase in payments of operating lease liabilities, net resulting from strategic buy-outs of the Company’s operating lease liabilities of $21.9 million during the nine months ended September 30, 2026.

Investing Activities

The net cash provided by/(used in) investing activities during the nine months ended September 30, 2026 and 2025 was $17.8 million and ($117.7) million, respectively. The change from net cash (used in) investing activities to net cash provided by investing activities was primarily due to a decrease in purchases of property, plant and equipment. In addition, during the third quarter of 2026, the Company completed the closing of the sale of certain high-voltage electrical infrastructure assets pursuant to a purchase and sale agreement and received net cash proceeds of $40.0 million. Finally, during the second quarter of 2026, the Company executed an ITC sales agreement for its Louisiana hydrogen production plant and received net cash proceeds of $36.1 million, as disclosed in Note 20, “Government Tax Credits.” Partially offsetting these changes, there was an increase in purchases of equipment related to power purchase agreements and equipment related to fuel delivered to customers resulting from strategic buy-outs of the Company’s finance obligations and operating and finance lease liabilities.

Financing Activities

The net cash (used in)/provided by financing activities during the nine months ended September 30, 2026 and 2025 was ($85.1) million and $313.1 million, respectively. The change from net cash provided by financing activities to net cash (used in) financing activities was primarily driven by a decrease in proceeds from public and private offerings and debt issuance and an increase in distributions to non-controlling interest, partially offset by decreases in principal payments on convertible debt instruments and long-term debt.

Liquidity

The Company has continued to experience negative cash flows from operations and operating losses. The Company incurred net income/(loss) of approximately $99.0 million and ($363.5) million during the three months ended September 30, 2026 and 2025, respectively. The Company’s net income during the three months ended September 30, 2026 was due to non-cash gains resulting from changes in fair value of the Company’s convertible debt instruments and warrant liabilities. The Company incurred net losses of approximately $337.1 million and $789.1 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company’s working capital was

$608.9 million, which included unrestricted cash and cash equivalents of $134.1 million and current restricted cash of $146.3 million, and the Company had an accumulated deficit of $8.6 billion.

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

The Company has an “at-the-market” equity offering program with B. Riley Securities, Inc. (“B. Riley”) and Yorkville Securities, LLC (“Yorkville”) pursuant to which the Company may, from time to time, offer and sell through or to B. Riley and Yorkville, as sales agents or principals, shares of the Company’s common stock, having an aggregate gross sales price of up to $1.0 billion under a sales agreement. The “at-the-market” equity offering program will terminate upon the earliest of (a) August 15, 2027, with respect to principal and agency transactions, (b) the sale of all shares of common stock under the program or (c) termination of the sales agreement. During the three and nine months ended September 30, 2026, the Company sold no shares of common stock pursuant to the “at-the-market” equity offering program. As of September 30, 2026, the Company had $944.1 million of aggregate gross sales price of shares available to be sold under the “at-the-market” equity offering program.

The Company has also entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, pursuant to which the Company has the right, at its option, to sell to Yorkville up to $1.0 billion in the aggregate gross sales price of its common stock, subject to certain limitations and conditions set forth therein. The Company has the right, but not the obligation, from time to time at its sole discretion to direct Yorkville to purchase directly from the Company up to $10.0 million in the aggregate gross sales price of its common stock on any trading day. The SEPA expires on February 10, 2027. During the three and nine months ended September 30, 2026, the Company sold no shares of common stock pursuant to the SEPA.

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

The Company’s significant obligations consisted of the following as of September 30, 2026:

(i)	Operating and finance leases totaling $187.9 million and $33.8 million, respectively, of which $49.9 million and $16.4 million, respectively, are due within the next 12 months. These leases are primarily related to sale/leaseback agreements entered into with various financial institutions to facilitate the Company’s commercial transactions with key customers.

(ii)	Finance obligations totaling $194.7 million, of which approximately $56.6 million is due within the next 12 months. Finance obligations consist primarily of debt associated with the sale of future revenues and failed sale/leaseback transactions.

(iii)	Long-term debt totaling $1.4 million, of which $0.2 million is due within the next twelve months.

(iv)	Convertible senior notes totaling $470.7 million, of which none is due within the next twelve months. See Note 10, “Convertible Senior Notes,” for more details.

(v)	Warrant liabilities totaling $52.1 million, of which none is expected to be due within the next twelve months. See Note 9, “Warrant Liabilities,” for more details.

(vi)	Future payments under non-cancellable unconditional purchase obligations with a remaining term in excess of one year totaling $93.3 million, of which $41.0 million is due within the next 12 months. See Note 19, “Commitments and Contingencies,” for more details.

(vii)	Contingent consideration with an estimated fair value of approximately $4.2 million, of which none is due within the next 12 months. See Note 7, “Fair Value Measurements,” for more details.

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

The $7.75 Warrants contain a provision pursuant to which, upon a Change of Control (as defined in the $7.75 Warrants), the holder may elect to require the Company (or the successor entity) to purchase the warrant for cash equal to its Black-Scholes value (a “Change of Control Cash Election”). The Company has classified the $7.75 Warrants as a liability on the unaudited interim condensed consolidated balance sheets because the Change of Control Cash Election represents a conditional obligation that could require the Company to settle the warrants in cash upon the occurrence of a Change of Control, which precludes equity classification under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The $7.75 Warrants became exercisable on February 28, 2026 and expire on March 20, 2028. There were no exercises of the $7.75 Warrants during the three and nine months ended September 30, 2026.

As of September 30, 2026 and December 31, 2025, the $7.75 Warrants were valued at $52.1 million and $52.3 million, respectively, using the following Black-Scholes assumptions:

	As of
	September 30, 2026	December 31, 2025
Risk-free interest rate	4.51%	3.43%
Volatility	99.56%	80.00%
Expected average term (years)	1.47	2.22
Exercise price	$7.75	$7.75
Stock price	$1.94	$1.97
Fair value per share	$0.28	$0.28

The change in the carrying amount of the $7.75 Warrants during the nine months ended September 30, 2026 was as follows (in thousands):

Beginning balance as of December 31, 2025	$52,323
Change in fair value of warrant liabilities	54,640
Ending balance as of March 31, 2026	$106,963
Change in fair value of warrant liabilities	29,291
Ending balance as of June 30, 2026	$136,254
Change in fair value of warrant liabilities	(84,166)
Ending balance as of September 30, 2026	$52,088

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

The notes are convertible at the option of the holders at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. There were no conversions of the 6.75% Convertible Senior Notes during the three and nine months ended September 30, 2026. As of September 30, 2026, the Company was in compliance with all debt covenants associated with the 6.75% Convertible Senior Notes.

The change in the carrying amount of the 6.75% Convertible Senior Notes during the nine months ended September 30, 2026 was as follows (in thousands):

Beginning balance as of December 31, 2025	$431,014
Change in fair value of the convertible senior notes	70,782
Amortization of discount	974
Ending balance as of March 31, 2026	$502,770
Change in fair value of the convertible senior notes	74,235
Amortization of discount	993
Ending balance as of June 30, 2026	$577,998
Change in fair value of the convertible senior notes	(108,284)
Amortization of discount	976
Ending balance as of September 30, 2026	$470,690

The following table summarizes the total interest expense and effective interest rate related to the 6.75% Convertible Senior Notes during the three and nine months ended September 30, 2026 (in thousands, except for the effective interest rate):

	Three months ended	Nine months ended
	September 30, 2026	September 30, 2026
Interest expense	$7,277	$21,832
Amortization of discount	976	2,943
Total	$8,253	$24,775
Effective interest rate	7.7%	7.7%

Extended Maintenance Contracts

On a quarterly basis, we evaluate any potential losses related to our extended maintenance contracts for sales of equipment, related infrastructure and other that have been sold. The following table shows the roll forward of balances in the accrual for loss contracts (in thousands):

	Nine months ended	Year ended
	September 30, 2026	December 31, 2025
Beginning balance	$67,987	$134,356
Benefit for loss accrual	(37,527)	(23,901)
Releases to service cost of sales	(14,224)	(42,877)
Increase/(decrease) to loss accrual related to customer warrants	3,646	(706)
Foreign currency translation adjustment	(153)	1,115
Ending balance	$19,729	$67,987

Product Warranty Reserve

On a quarterly basis, we evaluate our product warranty reserve. The Company applies a failure rate based on product type on total products under warranty identified through a contract-by-contract review to determine its product warranty reserve liability. The Company’s product warranty reserve liability balance as of September 30, 2026 and December 31, 2025 was $19.0 million and $23.0 million, respectively.

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

During the three months ended September 30, 2026 and 2025, the Company incurred $0 and $5.5 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. During the nine months ended September 30, 2026 and 2025, the Company incurred $1.6 million and $25.6 million in restructuring costs, respectively, which were recorded in the restructuring financial statement line item in the unaudited interim condensed consolidated statements of operations. The following table reflects the category of restructuring charges incurred during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Employee severance and benefit arrangements	$—	$1,251	$1,609	$19,497
Legal and professional fees	—	57	—	272
Lease and contract termination costs	—	4,211	—	5,868
Total restructuring charges	$—	$5,519	$1,609	$25,637

The accrued restructuring balances as of September 30, 2026 and December 31, 2025 were recorded in the accrued expenses financial statement line item in the unaudited interim condensed consolidated balance sheets. Accrued restructuring activities during the nine months ended September 30, 2026 were as follows (in thousands):

Accrued balance as of December 31, 2025	$978
Accruals and adjustments	1,425
Cash payments	(1,337)
Accrued balance as of March 31, 2026	$1,066
Accruals and adjustments	184
Cash payments	(989)
Accrued balance as of June 30, 2026	$261
Accruals and adjustments	—
Cash payments	(75)
Accrued balance as of September 30, 2026	$186

As of September 30, 2026, total accrued expenses related to restructuring activities were comprised of $0.2 million of employee severance and benefit arrangements.

Impairment

During the three and nine months ended September 30, 2026, the Company recorded total impairment charges of $16.6 million and $39.9 million, respectively. These impairment charges were recorded to the impairment financial statement line item in the unaudited interim condensed consolidated statements of operations. During the three and nine months ended September 30, 2026, the Company recorded impairment charges of $15.6 million and $20.8 million, respectively, related to the Company’s property, plant and equipment, net primarily due to assets that are no longer in service and projects that are no longer probable of being completed. In addition, the Company recorded impairment charges related to the Company’s equipment related to power purchase agreements and fuel delivered to customers, net of $0.5 million and $13.1 million, respectively, primarily due to the strategic exit of material handling investments at customer sites. Furthermore, during the three and nine months ended September 30, 2026, the Company recorded an impairment charge of $0 and $5.2 million, respectively, related to the Company’s right of use assets related to finance leases, net primarily due to changes in lease terms. Finally, during the three and nine months ended September 30, 2026, the Company recorded impairment charges of $0.5 million and $0.8 million, respectively, related to a prepaid expense.

Recoveries of Previously-Impaired Assets

During the nine months ended September 30, 2026, the Company recognized recoveries on previously-impaired contract assets, property, plant and equipment and other assets totaling $39.7 million, and recorded such recoveries within selling, general, and administrative expenses in the unaudited interim condensed consolidated statements of operations. This classification aligns with the presentation of the Company’s historical impairment charges, which were also recorded within the Company's operating expenses. As disclosed in Note 19, “Commitments and Contingencies,” the Company recognized a recovery of $37.0 million associated with the resolution of a contract dispute on a previously-impaired contract asset. In addition, the Company recognized a recovery of $2.2 million associated with previously-impaired property, plant and equipment and $0.5 million associated with an asset that was recorded within other assets in the unaudited interim condensed consolidated balance sheets.

Restricted Cash

In connection with certain sale/leaseback agreements, cash of $253.2 million and $352.3 million was required to be restricted as security as of September 30, 2026 and December 31, 2025, respectively, which will be released over the lease term. As of September 30, 2026 and December 31, 2025, the Company also had bank guarantees backed by security deposits totaling $135.6 million and $193.1 million, respectively, of which $88.4 million and $159.6 million are security for the noted sale/leaseback agreements, respectively, and $47.2 million and $33.5 million are customs-related letters of credit and bank guarantees, respectively.

As of September 30, 2026 and December 31, 2025, the Company had $62.0 million held in escrow related to the potential future power usage of the Texas hydrogen production plant and the Company had $18.1 million and $18.0 million held in escrow, respectively, related to the existing power supply for the Georgia hydrogen production plant.

Tariff Refunds

In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act does not authorize the President of the United States to impose tariffs, thereby invalidating certain tariffs previously imposed under that Act. Following the ruling, U.S. Customs and Border Protection implemented a refund process for tariffs paid under the invalidated authority. During the nine months ended September 30, 2026, the Company recorded a reduction to inventory of $14.7 million related to refunds of tariffs previously paid on imported goods, all of which the Company received in cash.

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

Guarantee

On February 24, 2026, our joint venture, AccionaPlug S.L., entered into a subsidy agreement with the European Hydrogen Bank, which is managed by Instituto para la Diversificación y Ahorro de la Energía (“IDAE”), a Spanish governing body, to subsidize a renewable hydrogen production project in Spain. In connection with the subsidy agreement, AccionaPlug S.L. is required to meet certain performance targets. The Company has provided a guarantee of €7.5 million which can be called by IDAE if the joint venture fails to meet its performance targets under the subsidy agreement. During the second quarter of 2026, the Company collateralized a portion of the guarantee with €3.7 million of restricted cash. As of September 30, 2026, no payments related to this guarantee have been made by the Company, and the Company did not record a liability for this guarantee as the likelihood of the guarantee being called upon is remote.

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

Future payments under non-cancellable unconditional purchase obligations with a remaining term in excess of one year as of September 30, 2026 were as follows (in thousands):

Remainder of 2026	17,136
2027	36,577
2028	39,555
2029	—
2030	—
2031 and thereafter	—
Total	93,268

During 2025, the Company finalized the renegotiation of a supplier arrangement that previously contained minimum purchase requirements. As of September 30, 2026 and December 31, 2025, the Company had a remaining liability of $9.9 million and $27.2 million, respectively, which was recorded in contingent consideration, loss accrual for service contracts, and other current liabilities in the unaudited interim condensed consolidated balance sheets. During the three and nine months ended September 30, 2026, the Company made payments of $10.0 million and $16.8 million, respectively, to reduce the liability.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

See Note 19, “Commitments and Contingencies,” within Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion regarding material legal proceedings.

Except as otherwise noted, there have been no material developments in legal proceedings. For previously reported information about legal proceedings, refer to Note 25, “Commitments and Contingencies,” of the notes to the Company’s consolidated financial statements in the 2025 Form 10-K.

Item 1A – Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that could materially affect the Company’s business, financial condition or future results discussed in the Company’s 2025 Form 10-K in Part I, Item 1A, “Risk Factors,” and the Company’s Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 in Part II, Item 1A, “Risk Factors.” The risks described in the 2025 Form 10-K and the Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. As a supplement to the risk factors identified in the 2025 Form 10-K, below we have set forth updated risk factors. Other than as provided below, there have been no material changes to the risk factors identified in the 2025 Form 10-K and the Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.

Changes in the fair value of our convertible senior notes and warrant liabilities have caused, and may continue to cause, significant volatility in our reported results, including net income that does not reflect our operating performance.

We measure our 6.75% Convertible Senior Notes and $7.75 Warrants at fair value, with changes recorded in our unaudited interim condensed consolidated statements of operations. Increases in our stock price and/or changes in volatility have generated non-cash losses (for the six months ended June 30, 2026, $145.0 million for the 6.75% Convertible Senior Notes and $83.9 million for the $7.75 Warrants), and decreases have generated non-cash gains (for the third quarter, $108.3 million and $84.2 million, respectively). As a result, we reported net income of $99.0 million for the third quarter even though our operating loss was $75.3 million, and we reported a net loss of $337.1 million for the nine months ended September 30, 2026. In the third quarter, we transferred the valuation of the 6.75% Convertible Senior Notes from a Level 1 fair value measurement to Level 3 because of limited recent trading activity, so their fair value now depends on unobservable inputs such as volatility and calibrated yield, which require significant judgment. These swings can cause our results to differ materially from period to period and from investor expectations.

Our quarterly revenue can fluctuate significantly with the timing of installations, deployments and customer decisions, and recent growth may not be indicative of future periods.

Third-quarter revenue growth was driven by nine hydrogen site installations (compared with none a year earlier), higher fuel cell system and service revenue, partly offset by a $40.4 million decrease in electrolyzer revenue due to the timing of deployments. Revenue from these categories depends on customer acceptance, financing, permitting, final investment decisions and construction schedules, and we have historically recognized more revenue in the second half of the year. Revenue for the nine months ended September 30, 2026 increased approximately 11.9% compared to the nine months ended September 30, 2025; achieving our 2026 revenue growth guidance would require substantially higher growth in the fourth quarter.

Our estimated future revenue of $614.4 million, including $119.8 million for electrolyzers, is subject to cancellation, modification and delay. Agreements we announce, including supply agreements and cooperation agreements, may be conditional or non-binding and may not result in orders or revenue.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

Item 5 (a) – Not applicable.

Item 5 (b) – Not applicable.

Item 5 (c) –

Director and Officer Trading Arrangements

On September 15, 2026, Gerard L. Conway, Jr., the Company’s Chief Legal Officer, adopted a new stock trading plan established pursuant to Rule 10b5-1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), and which provides for the sale of (1) up to 450,001 shares of the Company’s common stock and (2) up to 67,932 shares of restricted stock awards of the Company’s common stock commencing no earlier than December 15, 2026 through December 31, 2027. The plan was adopted during an open insider trading window.

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
10.1

First Amendment to Purchase and Sale Agreement, dated as of July 1, 2026, by and among Plug Power Inc., Plug Project Holding Co., LLC and Stream US Data Centers, LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on August 10, 2026 and incorporated by reference herein)

10.2

Second Amendment to Purchase and Sale Agreement, dated as of July 9, 2026, by and among Plug Power Inc., Plug Project Holding Co., LLC and Stream US Data Centers, LLC (filed as Exhibit 10.1 to Plug Power Inc.’s Current Report on Form 8-K filed on July 13, 2026 and incorporated by reference herein)

10.3†

Purchase and Sale Agreement and Joint Escrow Instructions, dated as of July 9, 2026, by and among Plug Power Inc., Plug Project Holding Co., LLC and Stream US Data Centers, LLC (filed as Exhibit 10.2 to Plug Power Inc.’s Current Report on Form 8-K filed on July 13, 2026 and incorporated by reference herein)

10.4

First Amendment to Purchase and Sale Agreement, dated as of August 7, 2026, by and among Plug Power Inc., Plug Project Holding Co., LLC and Stream US Data Centers, LLC (filed as Exhibit 10.4 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on August 10, 2026 and incorporated by reference herein)

10.5

Notice of Termination, dated as of August 4, 2026, by and among Plug Power Inc., Plug Power Energy Loan Borrower LLC, Plug Power Generation LLC, Plug Power Limestone, LLC and the U.S. Department of Energy (filed as Exhibit 10.5 to Plug Power Inc.’s Quarterly Report on Form 10-Q filed on August 10, 2026 and incorporated by reference herein)

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
†

Certain identified information has been excluded from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and is the type that the registrant treats as private or confidential. The Company hereby agrees to furnish supplementally an unredacted copy of the exhibit and its materiality and privacy or confidentiality analyses to the SEC upon request.

**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certification is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUG POWER INC.

Date: November 9, 2026	By:	/s/ Jose Luis Crespo
Jose Luis Crespo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Paul B. Middleton
Paul B. Middleton
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)